Form 10-Q
period 1995-06-30
EDITEK INC
filed 1995-08-14
CIK 739944

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                             OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                     to

Commission file number  1-11394

                              EDITEK, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                            95-3863205
          (State or other jurisdiction of    (I.R.S. Employer
           incorporated or organization)     Identification No.)


       1238 Anthony Road, Burlington, North Carolina    27215
         (Address of principal executive offices)      (Zip Code)


Registrant's telephone number including area code: (910) 226-6311


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X      No

The number of shares of Common Stock, $.15 par value, outstanding as of August 1, 1995 was 9,820,567.

                              EDITEK, INC.

                                 INDEX

                                                                Page

Part I         Financial Information:

               Item 1:

                 Balance Sheets - June 30, 1995 (Unaudited)
                 and December 31, 1994                            3

                 Statements of Operations - Six Months
                 Ended June 30, 1995 and 1994 and Three
                 Months Ended June 30, 1995 and 1994
                 (Unaudited)                                      5

                 Statements of Cash Flows - Six Months
                 Ended June 30, 1995 and 1994 (Unaudited)         6

                 Notes to Financial Statements                    7

          Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations      9

Part II   Other Information                                      16
               Signatures                                        17

PART I. FINANCIAL INFORMATION

                           EDITEK, Inc.

                          BALANCE SHEETS


                                               June 30   December 31
                                                 1995           1994
                                             (Unaudited)
                                             (In Thousands)

Assets
Current assets
   Cash and cash equivalents                        $731      $1,105
   Accounts receivable
         Trade, less allowance for
         doubtful accounts ($219,000 - 1995,
          $204,000 - 1994)                           942         737
         Other                                       125         106
   Inventories:
         Raw Materials                               455         532
         Work in process                              41          64
         Finished goods                              305         257

                                                     801         853

   Prepaid expenses and other                        680         272


         Total current assets                      3,279       3,073



Equipment and improvements
    Furniture and equipment                        5,770       5,689
    Leasehold improvements                         1,696       1,692

                                                   7,466       7,381
    Less accumulated depreciation
         and amortization                         (6,578)     (6,326)

                                                     888       1,055

Goodwill                                           3,286       3,247

Other assets                                          59           3



                                                  $7,512      $7,378

                                           3

                              EDITEK, Inc.

                             BALANCE SHEETS
                              (continued)

                                               June 30   December 31
                                                    1995        1994
                                             (Unaudited)
                                             (In Thousands)
Liabilities and stockholders' equity
Current liabilities
   Line of credit                                     $0        $850
   Accounts payable                                1,016       1,105
   Accrued expense                                   376         347
   Deferred revenues                                  20          39
   Current  portion of long-term debt                  0          95
   Current portion of capital lease                    0          23


         Total current liabilities                 1,412       2,459



Notes payable                                         63          63


Stockholders' equity
   Preferred Stock--authorized 600,000
         shares; no shares isssued or
         outstanding                                   0           0
   Common Stock, $.15 par value;
         authorized - 20,000,000 shares;
         issued and outstanding -
          9,802,159 shares in 1995 and
         7,086,989 shares in 1994                  1,488       1,211
   Additional paid-in capital                     32,852      30,132
   Accumulated deficit                           (28,198)    (26,382)

                                                   6,142       4,961

   Less: Note receivable from officer               (100)       (100)
         Treasury stock                               (5)         (5)

        Total stockholders' equity                 6,037       4,856


                                                  $7,512      $7,378

See notes to financial statements.

                                   4

                              EDITEK, Inc.

                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                  Six Months Ended      Three Months Ended
                                                June 30    June 30    June 30    June 30
                                                    1995       1994       1995       1994

Revenues

   Product sales                                  $3,410     $3,131     $1,837     $1,811
   Royalties and fees                                160         50         74         22
   Interest and other income                         181         72        113          6

                                                   3,751      3,253      2,024      1,839

Cost of sales                                      3,181      2,755      1,625      1,609

          Gross profit                               570        498        399        230

Operating expenses

   Selling, general and administrative             1,939      1,586      1,081        994
   Research and development                          427        346        219        191
   Interest                                           20          6          2          3

                                                   2,386      1,938      1,302      1,188



            Net loss                             ($1,816)   ($1,440)     ($903)     ($958)



Loss per common share                             ($0.20)    ($0.21)    ($0.10)    ($0.14)



Weighted average number of
common shares outstanding                      9,239,159  6,929,974  9,321,610  7,040,447

See notes to financial statements.

                                   5

                                       STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended
                                                       June 30         June 30
                                                         1995               1994
                                                              (In Thousands)

Operating activities
Net loss                                                    ($1,816)     ($1,440)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             328          255
      Gain on sale of equipment                                   0            0
      Changes in operating assets & liabilities
         net of effects from purchase of PDLA & Bioman:
             Accounts receivable                               (114)        (118)
             Inventories                                         65         (200)
             Prepaid expenses & other                          (404)         (31)
             Accounts payable and accrued liabilit             (208)         146
             Deferred revenues                                  (19)         (28)
             Leases payable                                     (23)         (16)

Net cash used in operating activities                        (2,191)      (1,432)


Investing activities
    Purchases of equipment & improvements                       (61)        (268)
    Proceeds from sale of equipment                               0            0
    Cash acquired from PDLA acquisition                           0           89
    Cash acquired from BIOMAN acquisition                        12            0

Net cash used in investing activities                           (49)        (179)


Financing activities
    Payments on Debt                                           (944)           0
    Proceeds from issuance of stock for:
      Employee stock purchase plan                               14           12
      Exercise of stock options and warrants                    118           44
      Private placements                                      2,776          203
      Costs related to private placements                       (98)         (28)

Net cash provided by financing activities                     1,866          231

Decrease in cash and cash equivalents                         ($374)     ($1,380)

Cash and cash equivalents at beginning of period             $1,105       $2,560

Cash and cash equivalents at end of period                     $731       $1,180

                                   6

                              EDITEK, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              June 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of EDITEK, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Loss Per Share: Loss per share amounts are based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation as the effect would be anti-dilutive.

NOTE  B  -- ACQUISITION OF PRINCETON DIAGNOSTIC LABORATORIES
OF AMERICA, INC. ("PDLA")

The Company acquired PDLA on February 11, 1994 by issuing 826,790 shares of its common stock in exchange for all of the outstanding shares of PDLA stock. The total value of the exchange was $3,876,000. The acquisition was accounted for under the purchase method of accounting and the Company recorded goodwill of $3,319,000. Additional shares of common stock were subsequently issued to former major shareholders of PDLA through price protection agreements. The consolidated results of operations for the year ended December 31, 1994 include the results of the PDLA operations from February 12, 1994 to December 31, 1994.

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("Bioman")

The Company acquired Bioman on June 1, 1995 in a transaction accounted for as a purchase of assets. The Company paid
$140,000 Canadian for Bioman utilizing both cash and common stock.

NOTE D -- DEBT

On August 15, 1989 the Company entered into a long-term loan agreement with North Carolina Biotechnology Center ("NCBC"), a state funded, non-profit organization whereby the Company borrowed an aggregate of $125,000 to fund the development cost of a test for Chlamydia, a sexually transmitted disease. The loan originally had an interest rate of seven and one half percent (7.5%) per annum with all principal and interest due on August 15, 1994. The Company amended the loan agreement on the due date and issued 16,100 shares of common stock for $62,000 of the loan. The remaining principal, $63,000, now bears interest at a rate of nine percent (9%) per annum; this principal and interest, which are due on August 16, 1996, are convertible into shares of common stock. During the six months ended June 30, 1995, the Company paid the $33,000 of the remaining accrued interest on the original loan.

                              EDITEK, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT and RECON, in 1993. On August 6, 1993, the Company formed diAGnostix, inc. to market its agricultural diagnostic products. On February 11, 1994, the Company completed the acquisition of PDLA, which is now a wholly owned subsidiary of the Company. On June 1, 1995, the Company acquired Bioman. The operations of Bioman are now part of diAGnostix, inc. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Six  Months Ended June 30, 1995 Compared to Six Months Ended
June 30, 1994

      Total revenues for the six months ended June 30, 1995 were $3,751,000 compared to total revenues of $3,253,000 for the six months ended June 30, 1994. The $498,000 increase was the result of the Company recognizing for the full six months in 1995 the revenues from the laboratory services of PDLA as compared to only four and one-half months in 1994. Revenues from product sales and laboratory services for the six months ended June 30, 1995 were $3,410,000, an increase of $279,000 compared to $3,131,000 for the same period in 1994.

       Substance abuse testing products and services ("Substance Abuse Testing Products and Services") which are marketed through PDLA, include EZ-SCREEN and VERDICT on-site tests, the laboratory services provided by PDLA and other ancillary products for the detection of abused substances. Sales of Substance Abuse Testing Products and Services for the six months ended June 30, 1995 were $2,679,000 compared to $2,416,000 for the six months ended June 30, 1994. The increase of $263,000 in sales was primarily a result of increases in sales from laboratory services of PDLA, in addition to increased sales of the VERDICT product, for the six month period ending June 30, 1995. During the six months ended June 30, 1994, the Company realized sales of $312,000 from laboratory services that were transferred to American Medical Laboratories, Inc. ("AML") and, as such, not included in sales for the six months ended June 30, 1995. Accordingly, the actual increase in sales from Substance Abuse Testing Products and Services, excluding those sales transferred to AML, was $586,000.
                                   9

     As previously mentioned, effective January 1, 1995, the Company transferred the special toxicology and general medical testing business to AML in return for a royalty based upon the billings of AML to the former PDLA clients. This royalty was $42,000 for the six months ending June 30, 1995.

      Product sales also include sales of agricultural diagnostic products consisting of EZ-SCREEN test kits (for mycotoxin detection, drug residue surveillance, etc.), species identification kits, other bioassay products and third party products. These products are marketed through diAGnostix, inc. Effective June 1, 1995, the Company acquired Bioman, an environmental diagnostic company which sells both OEM products and products available through distribution agreements with other diagnostic companies. Bioman was previously the Company's distributor for Canada. The Bioman products are marketed through diAGnostix, inc. Sales of products sold through diAGnostix, inc. were $481,000 for the six months ended June 30, 1995, compared to $471,000 for the six months ended June 30, 1994. Sales of $78,000 for the month of June from the former operations of Bioman during the six months ended June 30, 1995 offset a decrease in sales of the EZ-SCREEN on-site testing products for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994.

     Revenues generated from the shipment of products to the U.S. Department of Defense were $37,000 for the six months ended June 30, 1995. The Company had no such revenues during the six months ended June 30, 1994.

      Revenues from contract manufacturing services were $9,000 for the six months ended June 30, 1995 compared to $91,000 during the six months ended June 30, 1994. This decrease was the result of delays in purchases by a client company pending product launch of the product utilizing the component produced by the Company.

      Microbiological and associated product sales were $204,000 for the six months ended June 30, 1995 compared to $153,000 for these products during the same period in 1994. This increase is the result of a price increase to a large purchaser of these products.

      Revenues from royalties and fees during the six months ended June 30, 1995 were $160,000 compared to $50,000 for the corresponding period in 1994. This increase was primarily due to the royalty received from AML pursuant to the agreement the Company has with AML and increases in fees charged to the U.S. Department of Defense for specific test development.

      Revenues from interest and other income for the six months ended June 30, 1995 were $181,000 compared to $72,000 for the six months ended June 30, 1994. The increase of
$109,000 was primarily a result of the recovery of a laboratory service customer's debts which had previously been written off, as well as a payment made to the Company by the landlord of the facility in New Jersey for renewing the lease for that facility.
                                   10

      Gross margins from the sales of both manufactured and products purchased for resale for the six months ended June 30, 1995 were 17% compared to 24% of sales of these products for the six months ended June 30, 1994. This decline was due to the comparative decrease in sales of the agricultural diagnostic products and contract manufacturing services during the six months ended June 30, 1995. These products and services typically have higher gross margins than the substance abuse testing products.

     An increase in the number of samples being processed at PDLA resulted in positive gross margins for laboratory services for the six months ended June 30, 1995. During the same period in 1994, the cost of providing laboratory services exceeded revenue realized from these services. Since a large amount of the costs of providing laboratory services are fixed or near fixed costs, the margins from
sales  of  laboratory  services  are   volume dependent.

      Selling, general and administration expenses for the six months ended June 30, 1995 were $1,939,000, as compared to $1,586,000 for the six months ended June 30, 1994. This increase of $353,000 is primarily the result of increased sales and marketing expenses associated with the Substance Abuse Testing Products and Services marketed through PDLA, as well as the overall increases in general expenditures resulting from the acquisition of PDLA effective February 14, 1994.

      Research and development expenses incurred during the six months ended June 30, 1995 were $427,000 as compared to $346,000 for the six months ended June 30, 1994. This increase of $81,000 was primarily the result of increased personnel costs and expenses, as well as increases in the work being performed pursuant to the DOD contract.

     For the six months ended June 30, 1995, EDITEK incurred interest expense of $20,000, compared to interest expense of $6,000 incurred during the six months ended June 30, 1994. This increase was primarily a result of the Company borrowing funds against its line of credit. The Company paid off the balance of the line of credit during the six months ended June 30, 1995.

      As a result of the above, the net loss for the six months ended June 30, 1995 was $1,816,000, compared to the net loss of $1,440,000 for the six months ended June 30, 1994.

Three  Months  Ended June 30, 1995 compared to Three  Months
Ended June 30, 1994

     Total revenues for the three months ended June 30, 1995 were $2,024,000, compared to $1,839,000 for the three months ended June 30, 1994. Revenues from product sales were $1,837,000 for the three months ended June 30, 1995, as compared to $1,811,000 for the same period in 1994.

      Sales of Substance Abuse Testing Products and Services
were  $1,480,000 for the three months ended June  30,  1995, compared  to $1,501,000 for the three months ended
                                   11

June 30, 1994. While this represents a decrease of $21,000, the three month period ending June 30, 1994 included sales of $177,000 of laboratory services that were transferred to AML in 1995 and as such, not included in product sales for the three months ended June 30, 1995. Accordingly, the actual increase in sales from Substance Abuse Testing Products and Services, excluding those sales transferred to AML, was $156,000.

      Sales of products sold through diAGnostix, inc. were $228,000 for the three months ended June 30, 1995, as compared  to  $175,000 for the three months ended  June  30,
1994. This increase of $53,000 was the result of the acquisition of Bioman effective June 1, 1995.

     Revenues generated from the shipment of products to the U.S. Department of Defense were $23,000 for the three months ended June 30, 1995. The Company had no such revenues during the three months ended June 30, 1994.

      Revenues from contract manufacturing services were $5,000 for the three months ended June 30, 1995, compared to $58,000 during the three months ended June 30, 1994. This decrease was the result of delays in purchases by a client company pending product launch of the product utilizing the component produced by the Company.

      Microbiological and associated product sales were $101,000 for the three months ended June 30, 1995, compared to $77,000 for these products during the same period in 1994. This increase is the result of a price increase to a large purchaser of these products.

      Revenues from royalties and fees during the three months ended June 30, 1995 were $74,000 compared to $22,000 for the corresponding period in 1994. This increase was primarily due to the royalty received from AML pursuant to the agreement the Company has with AML and increases in fees charged to the U.S. Department of Defense for specific test development.

      Revenues from interest and other income for the three months ended June 30, 1995 were $113,000 compared to $6,000 for the three months ended June 30, 1994. These revenues are primarily a result of a payment received by the Company from the landlord of the facility in New Jersey due to the Company agreeing to renew the lease at that facility.

      Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended June 30, 1995 were 19%, compared to 22% of sales of these products for the three months ended June 30, 1994. This decline was primarily due to the comparative decrease in revenues from contract manufacturing services during the three months ended June 30, 1995. These services typically have higher gross margins than the manufactured products.
                                   12

     Gross margins from the sale of laboratory services were 8% for the three months ended June 30, 1995, as compared to the three months ended June 30, 1994, where the costs of providing laboratory services exceeded the revenue realized from these services. This improvement was the result of an increase in the number of samples processed through the laboratory for the three months ended June 30, 1995 as compared to the same period in 1994.

      Selling, general and administration expenses for the three months ended June 30, 1995 were $1,081,000, as compared to $994,000 for the three months ended June 30, 1994. This increase of $87,000 was primarily the result of increased sales and marketing expenses associated with the Substance Abuse Testing Products and Services marketed through PDLA.

      Research and development expenses incurred during the three months ended June 30, 1995 were $219,000, as compared to $191,000 for the three months ended June 30, 1994. This increase of $28,000 was primarily the result of increased personnel costs and expenses, as well as increases in the work being performed pursuant to the DOD contract.

      For the three months ended June 30, 1995, EDITEK incurred interest expense of $2,000, compared to interest expense of $3,000 incurred during the three months ended
June 30, 1994.

      As a result of the above, the net loss for the three months ended June 30, 1995 was $903,000, compared to the net loss of $958,000 for the three months ended June 30, 1994.

Material Changes in Financial Condition

      As of June 30, 1995, cash and cash equivalents were $731,000, as compared to $1,105,000 at December 31, 1994.
This decrease was primarily the result of the net loss of $1,816,000 for the six months ended June 30, 1995.

       As of June 30, 1995, accounts receivable were $1,067,000, compared to $843,000 at December 31, 1994. This increase of $224,000, or 27%, was primarily the result of increased sales during the period preceding June 30, 1995, as compared to the period preceding December 31, 1994.

      Inventories were $801,000, or 6% lower,  at  June  30,
1995, as compared to $853,000 at December 31, 1994.

     Prepaid expenses and other assets were $680,000 at June 30, 1995, as compared to $272,000 at December 31, 1994.
This increase of $408,000 is primarily the result of $500,000 the Company placed into an escrow account towards the acquisition of MEDTOX Laboratories, Inc. ("MEDTOX"). The Company will forfeit the $500,000 if
                                   13
the acquisition of MEDTOX does not occur solely as a result of the Company being unsuccessful in raising the funds necessary to consummate the acquisition.

     As of December 31, 1994, the Company had an outstanding balance of $850,000 on its line of credit. During the six months ended June 30, 1995, the Company repaid the total outstanding balance.

      As of June 30, 1995, the Company had a balance of accounts payable of $1,016,000, compared to a balance of $1,105,000 at December 31, 1994.

     Accrued expenses were $376,000 or 8% higher at June 30, 1995, as compared to $347,000 at December 31, 1994.

      As described more fully in the footnotes to the financial statements, the Company entered into a $125,021 loan agreement with the North Carolina Biotechnology Center
(NCBC). The loan, plus accrued interest, was due August 14, 1994. On December 15, 1994, the Company and NCBC negotiated a loan modification extending the due date to August 14, 1996. In addition, NCBC has exercised their right to convert 50%, or approximately $62,000, of the loan amount into 16,100 shares of the Company's common stock. Accordingly, at June 30, 1995, the Company had a balance of loan payable of $63,000.

Inflation

      Inflation  generally  affects the  costs  incurred  by
EDITEK in its purchase of raw materials, as well as in certain components of its selling, general, and administrative expenses. The ability of EDITEK to increase prices may be limited by competitive factors or contractual obligations.

Liquidity and Capital Resources

      Since its inception, the working capital requirements of the Company have been funded by cash received from equity investments in the Company. At June 30, 1995, the Company had cash and cash equivalents of $731,000. The Company has also put $500,000 in an escrow account towards the acquisition of MEDTOX. The Company is in the process of raising up to $31 million to finance the acquisition of MEDTOX and provide working capital to support the post acquisition company. If the acquisition of MEDTOX was not to occur solely as a result of the Company not being able to raise sufficient capital to consummate the acquisition, the Company will forfeit the $500,000 to MEDTOX.

      As of June 30, 1995, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements, outside funding of research and development, and continued sales of its equity securities to fund operations until a positive cash flow can be achieved. Management believes that it has
                                   14
taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

      The Company does not intend to rely primarily on further cost reductions in order to achieve a positive cash flow. The Company has already made a substantial investment in research and development and marketing. It believes the appropriate strategy for capitalizing on the investment made to date is to maintain, and later expand, its current level of operations, including research and development and marketing. Therefore, the Company plan includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, (iii) raising additional capital through sales of its securities, as well as (iv) pursuing synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

      Through July 31, 1995, the Company has sold a total of
1,477,500  shares  of common stock in five separate  private transactions  in  1995.  The sale of these 1,477,500  shares generated net proceeds of $2,677,261 to the Company.
                                   15

ITEM 2    CHANGES IN SECURITIES.  Inapplicable

ITEM 3    DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4    SUBMISSION  OF  MATTERS TO A  VOTE  OF  SECURITIES
          HOLDERS.  None

ITEM 5    OTHER INFORMATION

     On June 1, 1995, the Company executed an Asset Purchase
Agreement to acquire Bioman Products, Inc. in a transaction accounted for as a purchase of assets.

      On July 1, 1995, the Company and MEDTOX Laboratories, Inc. executed an Asset Purchase Agreement for the Company to acquire all the assets of that company in a cash transaction
of  $24  million.   Interstate/Johnson  Lane  and  Shoreline
Pacific  will  assist  the  Company  in   the financial
aspects of this transaction.  It  is  anticipated this
acquisition,  which  will  require  approval  by   the
Company's stockholders and the ability to obtain adequate financing, will occur during the fourth quarter of 1995. There can, however, be no assurance that all the conditions required to close this transaction will occur.

      On  May  1,  1995,  the Company filed  a  Registration
Statement on Form S-3 with the Securities and Exchange Commission which registers 961,100 shares of common stock issued or to be issued to certain shareholders in connection with private placements in March and April 1995 as well as up to 40,000 shares to be issued pursuant to the acquisition of Bioman as well as 16,100 shares issued to NCBC pursuant to the Loan Modification Agreement between the Company and NCBC. The Registration Statement was declared effective on July 24, 1995.
                                   16

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 10, 1995


                         EDITEK, INC.

                         By:  /s/     James  D.  Skinner
                              James D. Skinner, Chairman, President
                              and Chief Executive Officer

                         By:  /s/    Peter J. Heath
                              Peter J. Heath, Vice President of Finance
                              and Chief Financial Officer