Form 10-Q
period 1995-09-30
EDITEK INC
filed 1995-11-14
CIK 739944

1

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period                  to

Commission file number  1-11394

                                  EDITEK, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                 95-3863205
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporated or organization)                      Identification No.)

         1238 Anthony Road, Burlington, North Carolina            27215
--------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code:            (910) 226-6311
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X        No

The number of shares of Common Stock, $.15 par value, outstanding as of November 1, 1995 was 10,233,320.

                                  EDITEK, INC.

                                      INDEX

                                                                                    Page

Part I            Financial Information:

                  Item 1:

                           Balance Sheets - September 30, 1995 (Unaudited)
                           and December 31, 1994 ....................................  3

                           Statements of Operations - Nine Months
                           Ended September 30, 1995 and 1994 and Three
                           Months Ended September 30, 1995 and 1994 (Unaudited) .....  5
                           Statements of Cash Flows - Nine Months
                           Ended September 30, 1995 and 1994 (Unaudited) ............  6

                           Notes to Financial Statements       ......................  7

                  Item 2:

                           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ............  9

Part II           Other Information ................................................. 16
                           Signatures ............................................... 17

PART I. FINANCIAL INFORMATION

                                       EDITEK, Inc.

                                      BALANCE SHEETS


                                                            September 30     December 31
                                                                1995            1994
                                                             (Unaudited)
                                                           --------------------------------
                                                                   (In Thousands)

Assets
Current assets
   Cash and cash equivalents                                         $ 416           $1,105

   Accounts receivable
         Trade, less allowance for
         doubtful accounts ($52,000 - 1995,
          $204,000 - 1994)                                           1,223             737
         Other                                                          85             106
   Inventories:
         Raw Materials                                                 456             532
         Work in process                                                63              64
         Finished goods                                                349             257
                                                           --------------------------------
                                                                       868             853

   Prepaid expenses and other                                          741             272
                                                           --------------------------------


         Total current assets                                        3,333           3,073



Equipment and improvements
    Furniture and equipment                                          7,230           5,689
    Leasehold improvements                                             282           1,692
                                                           --------------------------------

                                                                     7,512           7,381
    Less accumulated depreciation
         and amortization                                          (6,704)         (6,326)
                                                           --------------------------------

                                                                       808           1,055


Goodwill                                                             3,241           3,247

Other assets                                                             -               3


                                                           --------------------------------


                                                                    $7,382           $7,378
                                                           ================================

                                        EDITEK, Inc.

                                       BALANCE SHEETS
                                         (Continued)


                                                                September 30    December 31
                                                                    1995            1994
                                                                 (Unaudited)
                                                               -------------------------------
                                                                       (In Thousands)

Liabilities and stockholders' equity
Current liabilities
   Line of credit                                                       $    -          $ 850

   Accounts payable
                                                                         1,139          1,105
   Accrued expense
                                                                           333            347
   Deferred revenues
                                                                            13             39
   Current  portion of long-term debt
                                                                            82             95
   Current portion of capital lease
                                                                             -             23
                                                               -------------------------------

         Total current liabilities
                                                                         1,567          2,459


Notes payable
                                                                             -             63


Stockholders' equity
   Preferred Stock--authorized 600,000
         shares; no shares isssued or
         outstanding
                                                                             -              -
   CommonStock,  $.15 par value;  authorized  -  20,000,000
         shares;  issued and outstanding - 10,23,814 shares
         in 1995 and 8,075,339 shares in 1994
                                                                         1,532          1,211
   Additional paid-in capital
                                                                        33,631         30,132
   Accumulated deficit
                                                                      (29,172)       (26,382)
                                                               -------------------------------


                                                                         5,991          4,961


   Less: Note receivable from officer
                                                                         (100)          (100)
         Treasury stock
                                                                          (76)            (5)
                                                               -------------------------------

        Total stockholders' equity
                                                                         5,815          4,856




                                                                        $7,382          $7,378
                                                               ===============================

See notes to financial statements.

                                        EDITEK, Inc.

                                STATEMENTS OF OPERATIONS

                                        (Unaudited)



                                                                    Nine Months Ended                Three Months Ended
                                                              September 30     September 30     September 30     September 30
                                                                  1995             1994             1995             1994
                                                         --------------------------------------------------------------------
                                                                  (In Thousands)                     (In Thousands)


Revenues

   Product sales                                                   $5,243           $4,768           $1,833           $1,637

   Royalties and fees                                                 234              100               74               50

   Interest and other income                                          186              183                5              111

                                                         --------------------------------------------------------------------

                                                                    5,663            5,051            1,912            1,798


Cost of sales                                                       4,800            4,487            1,619            1,732

                                                         --------------------------------------------------------------------

          Gross profit                                                863              564              293               66


Operating expenses
   Selling, general and administrative                              2,963            2,428            1,024              842

   Research and development                                           669              537              242              191

   Interest                                                            21               15                1                9

                                                         --------------------------------------------------------------------

                                                                    3,653            2,980            1,267            1,042



                                                         --------------------------------------------------------------------

            Net loss                                             $(2,790)         $(2,416)            $(974)           $(976)
                                                         ====================================================================



Loss per common share                                             $(0.28)          $(0.34)           $(0.10)          $(0.13)
                                                         ====================================================================



Weighted average number of common shares outstanding           9,915,427       7,174,160          9,321,610       7,417,837
                                                         ====================================================================





See notes to financial statements.

                                            EDITEK, Inc.

                                  STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                   Nine Months Ended
                                                                              September 30    September 30
                                                                                   1995           1994
                                                                             --------------------------------
                                                                                   (In Thousands)

Operating activities
Net loss                                                                           $(2,790)        ($2,416)

   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                   501             432

      Changes in operating  assets & liabilities
       net of effects from purchase of
         PDLA & Bioman:
             Accounts receivable                                                    (355)             (55)

             Inventories                                                              (2)            (123)

             Prepaid expenses & other                                               (462)             (62)

             Accounts payable and accrued liabilities                               (146)            (100)

             Deferred revenues                                                       (26)             (36)

             Leases payable                                                          (23)            (26)
                                                                          --------------------------------

Net cash used in operating activities                                             (3,303)          (2,386)


Investing activities
    Purchases of equipment & improvements                                           (108)           (445)

    Cash acquired from PDLA acquisition
                                                                                        -              89
    Cash used for BIOMAN acquisition
                                                                                     (37)               -
                                                                          --------------------------------

Net cash used in investing activities                                               (145)            (356)



Financing activities
    Payments on Debt                                                                (945)             305

    Proceeds from borrowings
                                                                                       16               -
    Proceeds from issuance of stock for:
      Employee stock purchase plan                                                     21              19

      Exercise of stock options and warrants                                          193              47

      Private placements                                                            3,715             824

      Costs related to private placements                                           (231)             (38)

   Conversion of note payable to common stock
                                                                                       61               -
   Treasury Stock
                                                                                     (71)               -
                                                                          --------------------------------

Net cash provided by financing activities                                           2,759           1,157

                                                                          --------------------------------

(Decrease) in cash and cash equivalents
                                                                                    $(689)        $(1,585)


Cash and cash equivalents at beginning of period                                   $1,105           $2,560
                                                                          --------------------------------

Cash and cash equivalents at end of period                                           $416            $975
                                                                          ================================

                                  EDITEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of EDITEK, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Loss Per Share: Loss per share amounts are based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation, as the effect would be anti-dilutive.

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

NOTE D -- DEBT

On August 15, 1989 the Company entered into a long-term loan agreement with North Carolina Biotechnology Center ("NCBC"), a state funded, non-profit organization whereby the Company borrowed an aggregate of $125,000 to fund the development cost of a test for Chlamydia, a sexually transmitted disease. The loan originally had an interest rate of seven and one half percent (7.5%) per annum with all principal and interest due on August 15, 1994. The Company amended the loan agreement on the due date and issued 16,100 shares of common stock for $62,000 of the loan. The remaining principal, $63,000, now bears interest at a rate of nine percent (9%) per annum. This principal and interest, which are due on August 16, 1996, are convertible into shares of common stock. During the nine months ended September 30, 1995, the Company paid the $33,000 of the remaining accrued interest on the original loan.

                                  EDITEK, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN(R) diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT(R) and RECON(R), in 1993. On August 6, 1993, the Company formed diAGnostix, inc. to market its agricultural diagnostic products. On February 11, 1994, the Company completed the acquisition of PDLA, which is now a wholly owned subsidiary of the Company. On June 1, 1995, the Company acquired Bioman. The operations of Bioman are now part of diAGnostix, inc. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

         Total revenues for the nine months ended September 30, 1995 were $5,663,000 compared to total revenues of $5,051,000 for the nine months ended September 30, 1994. Revenues from product sales and laboratory services for the nine months ended September 30, 1995 were $5,243,000, an increase of $475,000 compared to $4,768,000 for the same period in 1994. These increases were the result of the Company recognizing for the full nine months in 1995 the revenues from the laboratory services of PDLA as compared to only seven and one-half months in 1994.

         Substance abuse testing products and services ("Substance Abuse Testing Products and Services") which are marketed through PDLA, include EZ-SCREEN and VERDICT on-site tests, the laboratory services provided by PDLA and other ancillary products for the detection of abused substances. Sales of Substance Abuse Testing Products and Services for the nine months ended September 30, 1995 were $4,063,000 compared to $3,739,000 for the nine months ended September 30, 1994. The increase of $324,000 in sales was primarily a result of increases in sales from laboratory services of PDLA for the nine month period ending September 30, 1995. During the nine months ended September 30, 1994, the Company realized sales of $459,000 from laboratory services that were transferred to American Medical Laboratories, Inc. ("AML") in January 1995 and, as such, are not included in sales for the nine months ended September 30, 1995. Accordingly, the actual increase in sales from Substance Abuse Testing Products and Services, excluding those sales transferred to AML, was $783,000.

         Product sales include sales of agricultural diagnostic products consisting of EZ-SCREEN test kits (for mycotoxin detection, drug residue surveillance, etc.), species identification kits, other bioassay products and third party products. These products are marketed through diAGnostix, inc. Effective June 1, 1995, the Company acquired Bioman, an environmental diagnostic company which sells both OEM products and products available through distribution agreements with other diagnostic companies. Bioman was previously the Company's distributor for Canada. The Bioman products are marketed through diAGnostix, inc. Sales of products sold through diAGnostix, inc. were $840,000 for the nine months ended September 30, 1995, compared to $693,000 for the nine months ended September 30, 1994. Sales from the former Bioman operations for the four months ended September 30, 1995 offset a decrease in sales of the EZ-SCREEN on-site testing products for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $37,000 for the nine months ended September 30, 1995. The Company had no such revenues during the nine months ended September 30, 1994.

         Revenues from contract manufacturing services were $16,000 for the nine months ended September 30, 1995 compared to $110,000 during the nine months ended September 30, 1994. This decrease was the result of delays in purchases by a client company pending product launch of the product utilizing the component produced by the Company.

         Microbiological and associated product sales were $287,000 for the nine months ended September 30, 1995 compared to $226,000 for these products during the same period in 1994. This increase was the result of a price increase to a large purchaser of these products.

         Revenues from royalties and fees during the nine months ended September 30, 1995 were $234,000 compared to $100,000 for the corresponding period in 1994. This increase was primarily due to a payment made to the Company by the landlord of the facility in New Jersey for renewing the lease for that facility and the royalty received from AML of $59,000 pursuant to the agreement the Company has with AML and increases in fees charged to the U.S. Department of Defense for specific test development. Revenues from interest and other income for the nine months ended September 30, 1995 were $186,000 compared to $183,000 for the nine months ended September 30, 1994.

         Gross margins from the sales of both manufactured and products purchased for resale for the nine months ended September 30, 1995 were 17% compared to 19% of sales of these products for the nine months ended September 30, 1994. This decline was due to the comparative decrease in sales of the agricultural diagnostic products and contract manufacturing services during the nine months ended September 30, 1995.

         An increase in the number of samples being processed at PDLA resulted in improved gross margins for laboratory services for the nine months ended September 30, 1995, however, as in the same period in 1994, the cost of providing laboratory services exceeded revenue realized from these services. Since a large amount of the costs of providing laboratory services are fixed or near fixed costs, the margins from sales of laboratory services are volume dependent.

         Selling, general and administration expenses for the nine months ended September 30, 1995 were $2,963,000, as compared to $2,428,000 for the nine months ended September 30, 1994. This increase of $535,000 is primarily the result of increased sales and marketing expenses associated with the Substance Abuse Testing Products and Services marketed through PDLA, as well as the overall increases in general expenditures resulting from the acquisition of PDLA effective February 14, 1994.

         Research and development expenses incurred during the nine months ended September 30, 1995 were $669,000 as compared to $537,000 for the nine months ended September 30, 1994. This increase of $132,000 was primarily the result of increased personnel costs and expenses, as well as increases in the work being performed pursuant to the DOD contract.

         For the nine months ended September 30, 1995, EDITEK incurred interest expense of $21,000, compared to interest expense of $15,000 incurred during the nine months ended September 30, 1994. This increase was primarily a result of the Company borrowing funds against its line of credit. The Company paid off the balance of the line of credit during the nine months ended September 30, 1995.

         As a result of the above, the net loss for the nine months ended September 30, 1995 was $2,790,000, compared to the net loss of $2,416,000 for the nine months ended September 30, 1994.

Three Months Ended September 30, 1995 compared to Three Months Ended September 30, 1994

         Total revenues for the three months ended September 30, 1995 were $1,912,000, compared to $1,798,000 for the three months ended September 30, 1994. Revenues from product sales were $1,833,000 for the three months ended September 30, 1995, as compared to $1,637,000 for the same period in 1994.

         Sales of Substance Abuse Testing Products and Services were $1,382,000 for the three months ended September 30, 1995, compared to $1,323,000 for the three months ended September 30, 1994. While this represents an increase of $59,000, the three month period ended September 30, 1994 includes sales of $165,000 of laboratory services that were transferred to AML. As such, those sales are not included in product sales for the three months ended September 30, 1995. Accordingly, the actual increase in sales from

Substance Abuse Testing Products and Services, excluding those sales transferred to AML, was $224,000.

         Sales of products sold through diAGnostix, inc. were $354,000 for the three months ended September 30, 1995, as compared to $222,000 for the three months ended September 30, 1994. This increase of $132,000 was the result of the acquisition of Bioman effective June 1, 1995.

         Revenues from contract manufacturing services were $7,000 for the three months ended September 30, 1995, compared to $19,000 during the three months ended September 30, 1994.

         Microbiological and associated product sales were $90,000 for the three months ended September 30, 1995, compared to $73,000 for these products during the same period in 1994. This increase was the result of a price increase to a large purchaser of these products.

         Revenues from royalties and fees during the three months ended September 30, 1995 were $74,000 compared to $50,000 for the corresponding period in 1994. This increase was primarily due to the royalty received from AML and increases in fees charged to the U.S. Department of Defense for specific test development.

         Revenues from interest and other income for the three months ended September 30, 1995 were $5,000 compared to $111,000 for the three months ended September 30, 1994. During the three months ended September 30, 1994, the Company recovered certain debts owed by a customer of laboratory services which had previously been written off.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended September 30, 1995 were 9%, the same as sales of these products for the three months ended September 30, 1994.

         An increase in the number of samples being processed at PDLA resulted in improved gross margins for laboratory services for the three months ended September 30, 1995. However, as in the same period in 1994, the cost of providing laboratory services exceeded revenue realized from these services. Since a large amount of the costs of providing laboratory services are fixed or near fixed costs, the margins from sales of laboratory services are volume dependent.

         Selling, general and administration expenses for the three months ended September 30, 1995 were $1,024,000, as compared to $842,000 for the three months ended September 30, 1994. This increase of $182,000 was primarily the result of increased sales and marketing expenses associated with the Substance Abuse Testing Products and Services marketed through PDLA.

         Research and development expenses incurred during the three months ended September 30, 1995 were $242,000, as compared to $191,000 for the three months ended September 30, 1994. This increase of $51,000 was primarily the result of increased personnel costs and expenses, as well as increases in the work being performed pursuant to the DOD contract.

         For the three months ended September 30, 1995, EDITEK incurred interest expense of $1,000, compared to interest expense of $9,000 incurred during the three months ended September 30, 1994.

         As a result of the above, the net loss for the three months ended September 30, 1995 was $974,000, compared to the net loss of $976,000 for the three months ended September 30, 1994.

Material Changes in Financial Condition

         As of September 30, 1995, cash and cash equivalents were $416,000, as compared to $1,105,000 at December 31, 1994. This decrease was primarily the result of the net loss of $2,788,000 for the nine months ended September 30, 1995.

         As of September 30, 1995, accounts receivable were $1,308,000, compared to $843,000 at December 31, 1994. This increase of $465,000, or 55%, was primarily the result of the acquisition of Bioman and increased sales during the period preceding September 30, 1995, as compared to the period preceding December 31, 1994.

         Inventories were $868,000, or 2% higher, at September 30, 1995, as compared to $853,000 at December 31, 1994.

         Prepaid expenses and other assets were $741,000 at September 30, 1995, as compared to $272,000 at December 31, 1994. This increase of $469,000 is primarily the result of $500,000 the Company placed into an escrow account towards the acquisition of MEDTOX Laboratories, Inc. ("MEDTOX"). The Company will forfeit the $500,000 if the acquisition of MEDTOX does not occur solely as a result of the Company being unsuccessful in raising the funds necessary to consummate the acquisition.

         As of December 31, 1994, the Company had an outstanding balance of $850,000 on its line of credit. During the nine months ended September 30, 1995, the Company repaid the total outstanding balance.

         As of September 30, 1995, the Company had a balance of accounts payable of $1,139,000, compared to a balance of $1,105,000 at December 31, 1994.

         Accrued expenses were $333,000 or 4% lower at September 30, 1995, as compared to $347,000 at December 31, 1994.

         As described more fully in the footnotes to the financial statements, the Company entered into a $125,021 loan agreement with the North Carolina Biotechnology Center (NCBC). The loan, plus accrued interest, was due August 14, 1994. On December 15, 1994, the Company and NCBC negotiated a loan modification extending the due date to August 14, 1996. In addition, NCBC has exercised their right to convert 50%, or approximately $62,000, of the loan amount into 16,100 shares of the Company's common stock. Accordingly, at September 30, 1995, the Company had a balance of loan payable of $63,000.

Inflation

         Inflation generally affects the costs incurred by EDITEK in its purchase of raw materials, as well as in certain components of its selling, general, and administrative expenses. The ability of EDITEK to increase prices may be limited by competitive factors or contractual obligations.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded by cash received from equity investments in the Company. At September 30, 1995, the Company had cash and cash equivalents of $416,000. The Company has also put $500,000 in an escrow account towards the acquisition of MEDTOX. The Company is in the process of raising up to $31 million to finance the acquisition of MEDTOX and provide working capital to support the post acquisition company. If the acquisition of MEDTOX was not to occur solely as a result of the Company not being able to raise sufficient capital to consummate the acquisition, the Company will forfeit the $500,000 to MEDTOX.

         As of September 30, 1995, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements, outside funding of research and development, and continued sales of its equity securities to fund operations until a positive cash flow can be achieved. Management believes that it has taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

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

         Through October 31, 1995, the Company has sold a total of 1,860,834 shares of common stock in seven separate private transactions in 1995. The sale of these 1,860,834 shares generated net proceeds of $3,427,000 to the Company.

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


Date:    November 10, 1995


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