Form 10-K
period 1995-12-31
EDITEK INC
filed 1996-04-01
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-11394

                                  EDITEK, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                        95-3863205
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               1238 Anthony Road, Burlington, North Carolina 27215 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (910) 226-6311

               Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.15 per share
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $22,068,566, as of March 26, 1996, based upon a price of $1.875 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 26, 1996, was 13,193,838.

This document contains __ pages and the Exhibit Index appears at page __ hereof.

                                  EDITEK, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                Table of Contents
ITEM NO.
Part I

   1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .
   3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . .

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . . .
   6.    Selected Financial Data . . . . . . . . . . . . . . . . .
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . .
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   9.    Changes in and Disagreements With
          Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . .

Part III

   10.   Directors and Executive Officers
          of the Registrant. . . . . . . . . . . . . . . . . . . . . .
   11.   Executive Compensation. . . . . . . . . . . . . . . .
   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . .
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . . . .

Part IV

   14.   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . . .

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     PART I

ITEM 1.  BUSINESS.

         1.       General.

                  EDITEK, Inc., a Delaware corporation, was organized in September, 1986 to succeed the operations of a predecessor California corporation. EDITEK, Inc. and its subsidiaries are referred to herein as "the Company". The Company currently operates two toxicology laboratories which provide testing services for identification of substances of abuse. The Company also develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment.

                  The Company entered the laboratory business on February 11, 1994 when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc. ("PDLA") which is now a wholly owned subsidiary. PDLA was incorporated in Delaware in December, 1986. On December 22, 1986, it acquired from Stauffer Chemical Company, a subsidiary of Cheesebrough-Pond's Inc., all of the Common Stock of Psychiatric Diagnostic Laboratories of America, Inc., through which PDLA conducts most of its operations. On January 30, 1996, the Company acquired the assets and certain liabilities of another laboratory, MEDTOX Laboratories, Inc. ("MEDTOX").

                  The combination of laboratory services and the Company's other products and services allows the Company to offer a full line of products and services for the substance abuse testing marketplace, including (1) on-site
tests  for  the  detection  of  substance  of  abuse  drugs   (EZ-SCREEN(R)  and
VERDICT(R)); (2) on-site disposable qualitative determination of alcohol intoxication; (3) Substance Abuse and Mental Health Services Administration (SAMHSA), formerly NIDA, certified laboratory testing (screening and confirmation); (4) accessory items (gloves, specimen containers, permanent recording temperature strips); and (5) consultation. Sales of these substance abuse testing products and services accounted for approximately 73% of the revenues of the Company for the year ended December 31, 1995.

                   In 1993 diAGnostix, inc. was incorporated by the Company in Delaware as a wholly-owned subsidiary to address the broadly defined environmental testing marketplace. On June 1, 1995 the Company, through diAGnostix, inc., acquired Bioman Products, Inc. In addition to selling the Company's diagnostic products for the environmental and agri/food industry, diAGnostix, inc. is currently sourcing additional products manufactured by other companies that could be sold through diAGnostix, inc. It is also anticipated that the first products having civilian applications resulting from the Company's research and product development efforts with the United States Department of Defense will be oriented towards the environmental testing marketplace and sold through diAGnostix, inc. Sales of the products sold through diAGnostix, inc. accounted for approximately 14% of the Company's revenues in the year ended December 31, 1995.

                  The Company also sells prepared and dehydrated culture media, animal blood products, sera and plasma, custom antisera, and other biomedical products and supplies, which are either produced by the Company or purchased from other suppliers. The Company also markets contract manufacturing services which utilize the same manufacturing equipment and processes used to manufacture the on-site products. The Company expects sales of these products and services, which were first introduced in 1986, to account for a smaller portion of its future revenues due to management's decision to focus primarily on the marketing of its laboratory services and diagnostic tests. Sales of these products and services accounted for approximately 5% of the revenues of the Company for the year ended December 31, 1995.

                  The balance of the Company's revenues are from work performed for the U.S. Department of Defense including product sales as well as royalties, fees and other income. This represented approximately 8% of the revenues of the Company for the year ended December 31, 1995.

                  Recent Developments.

                  On January 30, 1996, the Company acquired the assets and certain liabilities of MEDTOX. MEDTOX was formed in 1984 and is located in St. Paul, Minnesota. MEDTOX was founded in 1984 by Dr. Harry G. McCoy. Dr. McCoy saw the need for a state-of-the-art, full service, toxicology reference laboratory that would provide timely, accurate analysis for a wide range of drugs and toxins. From its inception, MEDTOX has fulfilled that goal by offering broad-based toxicology services, including 24 hour emergency service at no extra cost to the client, therapeutic drug monitoring, medico-legal investigations and other services.

                  MEDTOX rapidly gained a reputation for high quality and superb customer service in the local Minnesota medical market through the provision of toxicology laboratory services for local hospitals, physicians and general medical laboratories. MEDTOX then began an expanded regional program as well as national marketing which increased revenues and expanded the customer base.

                  In 1987, MEDTOX purchased its largest Minneapolis competitor, Metropolitan Medical Center ("MMC"), and gained the services of Dr. Gary Hemphill, one of the leading scientists and laboratory directors at MEDTOX today. Dr. Hemphill and MMC also gave MEDTOX a foothold in the emerging employment drug screening business.

                  With the creation of National Institute for Drug Abuse ("NIDA") in 1988 to oversee mandated drug screening for safety sensitive employees, MEDTOX became one of the first ten laboratories in the country on the original list of NIDA certified laboratories. MEDTOX business then rapidly grew in two major toxicology market segments:

   1. Forensic toxicology (substance abuse testing).
   2. Medical toxicology - the provision of reference toxicology testing the areas of therapeutic drug monitoring, etc., for hospitals, physicians and general clinical laboratories lacking the sophisticated toxicology capabilities of MEDTOX.

                  For the year ended December 31, 1995 MEDTOX had net revenues of $20,219,000 with net income of $2,879,000. See Unaudited Pro Forma Consolidated Financial Information contained herein. In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations of MEDTOX. Also, the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicate functions. The consolidation plan, which was put in place prior to the closing of the acquisition of MEDTOX, will be complete by early in the second quarter of 1996.

         2.       Principal Services, Products, and Markets.

                  General. The Company's principal sources of revenues come from the sale of drugs of abuse laboratory testing services and products including a variety of on-site screening products.

                   A. Drug Abuse Laboratory Testing Services. The primary business focus of the Company is the provision of laboratory testing services for the identification of drugs of abuse. These tests are conducted using methodologies such as enzyme immunoassay, radio immunoassay, gas liquid chromatography, high pressure liquid chromatography and gas chromatography/mass spectrometry. The Company has pioneered security and chain of custody procedures, including sample bar coding, to help maintain the integrity of the specimens and the confidentiality of the test results.

                  The Company's customers for abused substance testing include public and private corporations. Among this customer base are Fortune 500 companies. In addition to public and private corporations, abused substance testing is also conducted on behalf of service firms such as financial institutions, drug treatment counseling centers and hospitals.

                  B. Products. The Company's test products, which were adapted from assay technologies previously developed in the 1970's for human medical diagnostics, are easy to use, inexpensive, on-site tests. The tests are capable of rapidly detecting the presence of a number of substances in human urine or blood samples, foodstuffs, animals, feed and the environment without the necessity of instruments or technical personnel. The Company's diagnostic tests and the disposable devices used in connection therewith are marketed under the names EZ-SCREEN(R), QUIK-CARD(R), VERDICT(R), RECON(R) and EZ-QUANT(R), which are registered trademarks of the Company. A QUIK-CARD together with the necessary reagents, comprise an EZ-SCREEN test. EZ-SCREEN tests were first introduced by the predecessor corporation of the Company in 1985. EZ-SCREEN and VERDICT tests are utilized in agricultural diagnostics (which includes mycotoxin detection, drug residue surveillance, feed analysis, and regulatory compliance) and clinical diagnostics (which includes drugs of abuse testing). VERDICT and RECON are "self-performing", one-step tests marketed, respectively, to the drugs of abuse and Department of Defense testing markets. The VERDICT and RECON tests were both introduced in 1993. EZ-QUANT tests, first introduced in 1994 are microtiter, ELISA-based, quantitative assays utilized in agricultural diagnostics.
 .

                  Clinical Diagnostics. The EZ-SCREEN tests are also used in clinical diagnostics to detect the presence of certain drugs of abuse in humans. The Company now has received clearance from the Food and Drug Administration ("FDA") for EZ-SCREEN tests for six of the most commonly abused substances: cannabinoids, cocaine, opiates, barbiturates, amphetamines, and PCP. The Company markets this product line, both domestically and internationally, to law enforcement agencies, industrial companies for pre-employment screening, physicians' offices, hospitals, clinics and drug abuse counseling and treatment centers.

                  VERDICT tests are used to detect the presence of certain drugs of abuse in humans. The Company is now marketing the VERDICT cocaine test, the VERDICT THC test, and the VERDICT opiates test. The Company has received clearance from the FDA for its VERDICT cocaine test and VERDICT opiates test. The VERDICT THC test is being marketed for forensic use only, pending 510(K) premarket clearance from the FDA.

                  Alcohol Abuse Detection. The Company distributes on-site tests for the detection of alcohol with the EZ-SCREEN Breath Alcohol Test. The test consists of a small tube containing chemically treated crystals that change color in the presence of alcohol. The Company purchases these products through a distribution agreement with WNCK, Inc.

                  Agridiagnostic Tests. The EZ-SCREEN and EZ-QUANT tests are used in agricultural diagnostics to detect, among other things, mycotoxins, which are hazardous substances produced by fungal growth. Mycotoxins frequently contaminate corn, wheat, rye, barley, peanuts, tree nuts, cottonseed, milk, rice, and livestock feeds. The EZ-SCREEN agridiagnostic tests are marketed to regulatory authorities and producers of foodstuffs and feeds.

                  Conventional Biodiagnostic Products. The Company manufactures and/or distributes a variety of products used by researchers, clinical testing laboratories, government agencies and private industry for veterinary and agricultural testing purposes. These products include prepared and dehydrated culture media, animal blood products, sera and plasma, custom antisera (consisting of polyclonal antibodies to a variety of antigens), immunodiagnostic kits, species identification plates and other biomedical products and supplies. The Company produces laboratory diagnostic kits for detection of sulfa drugs and other antibiotics in livestock, and distributes a variety of other biomedical products and supplies produced by other manufacturers.

                  3.       Marketing and Sales.

                  The Company believes that the combined operations of the laboratory operations and the on-site test kits manufactured by the Company have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. The Company is in a position to offer a full line of products and services for the substance abuse testing marketplace, including (1) on-site tests for the detection of substance of abuse drugs (EZ-SCREEN and VERDICT); (2) on-site qualitative and quantitative determination of alcohol intoxication (both disposable and electronic instrument detection devices); (3) SAMHSA certified laboratory testing (PDLA screening and confirmation); (4) accessory items (gloves, specimen containers, permanent recording temperature strips); and (5) consultation.

                  diAGnostix, Inc. The Company currently markets its EZ-SCREEN, EZ-QUANT, and other tests through diAGnostix, Inc. with an internal sales and marketing department as well as through various distribution agreements with third party distributors. The Company has current distribution arrangements throughout Europe, Japan and other countries worldwide. Customers for products sold through diAGnostix include livestock producers, food processors, veterinarians, and government agencies.

                  Other. The Company also provides Conventional Biodiagnostic Products. Customers for Conventional Biodiagnostic Products consist of government agencies, testing laboratories, manufacturers of medical diagnostic products, and researchers.

                  Major Customers. Sales to the United States government and its agencies, primarily the United States Department of Agriculture ("USDA"), amounted to approximately 4% of the Company's total revenues during 1995. The majority of these sales are through two separate multi-year contracts with the United States Department of Agriculture. One contract expires September 30, 1996, and the other expires September 30, 1999. Both these contracts are subject to annual renewals by the USDA.

                  Sales to foreign customers, primarily distributors, amounted to approximately 8% of the Company's total revenues during 1995. No one foreign customer represented more than 5% of the Company's total revenues.

         4.       New Products.

                  During 1995 the primary research and development efforts of the Company focused on the development of tests to extend the product offerings in each of the immunoassay product lines produced by the Company. These product lines consist of the VERDICT/RECON "self-performing" immunochromatographic assays, the EZ-SCREEN membrane-based enzyme immunoassays, and the EZ-QUANT microtiter immunoassays.

                  VERDICT Tests for Drugs of Abuse - During 1995 research and development efforts were directed to continued support and refinement of the currently marketed VERDICT one-step tests for the detection of cocaine, THC (marijuana), and opiate metabolites and to the development of additional VERDICT tests for the detection of phencyclidine (PCP), amphetamines and barbiturates. Clinical evaluation of the VERDICT PCP test was completed in December, 1995 and the product was released for sale for forensic use in February, 1996. Clinical evaluation of the VERDICT Amphetamines and VERDICT Barbiturates tests will be conducted in early 1996 with a planned product release for sale during the second quarter, 1996. Additional efforts in 1996 will be directed toward development of VERDICT tests for benzodiazepines and methadone and to the design of a test device which would permit simultaneous testing of a sample for five different drugs of abuse following the addition of a single sample.

                  RECON Tests for Agents of Biological Origin - In 1991 the Company successfully completed a "proof of principle" study under contract with the U.S. Department of Defense (DOD) to develop rapid, on-site tests for the detection of certain biological materials. Since September 1991 the Company has had an ongoing contract to continue this development program. The initial phase of the ongoing contract led to development of EZ-SCREEN tests for 6 agents, Botulinum Toxins A and B, B. anthracis, Staphylococcal Enterotoxin B, Ricin Toxin, Spore Simulant and Botulinum Toxin E. Currently the contract calls for the development of RECON one-step tests for nine agents of biological origin using reagents supplied by the U.S. Government. The contract also calls for the supply of a limited number of each of these RECON tests to agencies within the DOD for evaluation purposes. In December 1995 production of the last of three trial production lots of tests for four of the agents began. Shipment of these four tests for Ricin Toxin, Plague F1, Staphylococcal Enterotoxin B and Spore Simulant were completed during the first quarter 1996 as was delivery of the first lot of tests for one additional agent. Additional efforts in 1996 will be directed toward completing development of tests for three additional agents and toward production of trial lots of the five remaining agents. As of December 31, 1995 the total value of the contract was $1,177,000 and a total of $941,000 had been billed under the contract to date.

                  EZ-SCREEN Tests for Drugs of Abuse - During 1995 the primary EZ-SCREEN research and development effort was directed toward the development and clinical evaluation of the EZ-SCREEN PROFILE drugs of abuse test. This product, released for sale for forensic use in February, 1996 permits simultaneous testing of a single urine sample for THC, cocaine, opiates, amphetamines and PCP. During 1996, the EZ-SCREEN PROFILE product will be fully transitioned to manufacturing, development work on EZ-SCREEN Benzodiazepines will be completed and development of an EZ-SCREEN Methadone test will be initiated.

                  EZ-QUANT Tests for Mycotoxins and Antibiotic Residues - In 1995, the Company's research and development group completed the development of an EZ-QUANT test for determining the concentration of deoxynavalenol (DON) in various food products. The EZ-QUANT DON test, which utilizes reagents provided to the Company under a sole distribution agreement with Agriculture Canada, was released for sale in September 1995. Also in 1995 work was initiated on two additional EZ-QUANT products. The EZ-QUANT Chloramphenicol test was released in February 1996 and the EZ-QUANT Ochratoxin test will be released in 1996. Additional effort in 1996 will be directed towards transitioning production of the EZ-QUANT products to manufacturing and pursuing Association of Official
Analytical   Chemists  (AOAC)   Research   Institute certification of the
EZ-QUANT Aflatoxin product.

                  Biosensors - In March, 1995 the Company entered into a Research Collaboration Agreement with Battelle Memorial Institute to explore the commercial feasibility of utilizing the Company's immunoassay reagents with a
novel,   state-of-the-art  biosensor  instrument  developed
by Battelle under contract with the Department of Defense. It was anticipated that if the studies proved successful, the Company would continue working with Battelle toward the creation of products for commercial application of the biosensor system, initially for food safety testing purposes. At year end studies had been completed which demonstrated detection of low levels of labeled aflatoxin B1 conjugate with good signal to noise ratio. Studies are now underway to determine the performance and sensitivity of the biosensor system for the detection of aflatoxin in a corn matrix. Upon completion of these studies, data will be analyzed and a decision made relative to potential follow-on activity.

                  Other Tests - The Company is assessing on a preliminary basis, the market opportunity for and feasibility of developing other EZ-SCREEN, EZ-QUANT and one-step tests for the detection of other mycotoxins, antibiotics, drugs of abuse and other conditions found in humans or animals. Opportunities for development of assays using other technologies are also assessed on an ongoing basis.

         5.       Research and Development.

                  The markets for agridiagnostic and clinical diagnostic products are highly competitive, and innovations and technological changes occur frequently. For these reasons, the Company has devoted substantial funds to research and development of its immunoassay products. During the fiscal years ended December 31, 1995, 1994 and 1993, the Company incurred expenses of $920,000, $729,000, and $825,000 respectively, for research and development. In 1995, $201,000, of the expenses incurred for research and development were reimbursed by outside parties or involved charges for which outside parties had reimbursement commitments. As of December 31, 1995, the Company employed 14 people in research and development, 6 of whom hold Ph.D.'s.

         6.       Raw Materials.

                  The raw materials required by the laboratory for urine drug testing consist primarily of two types: specimen collection supplies and reagents for laboratory analysis. The collection supplies include Drug Testing Custody and Control Forms that identify the specimen and the client, as well as document the chain-of-custody. Collection supplies also consist of specimen bottles and shipping boxes. Reagents for drug testing are primarily immunoassay screening products and various chemicals used for confirmation testing. The Company believes all of these materials are available at competitive prices from other suppliers.

                  The primary raw materials required for the immunoassay-based test kits produced by the Company consist of antibodies, antigens and other reagents, plastic injection-molded devices, glass fiber, nitrocellulose filter materials, and packaging materials. The Company maintains an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. The Company possesses the technical capability to produce its own antibodies and has initiated production of antibodies for certain tests. However, if the Company were to change its source of supply for raw materials used in a specific test, additional development, and the accompanying costs, may be required to adapt the alternate material to the specific diagnostic test.

         7.    Patents, Trademarks, Licensing and Other Proprietary Information.

                  The Company holds nine issued United States patents, eight of which generally form the basis for the EZ-SCREEN and one-step technologies. Additionally, the Company has one patent which relates to methods of utilizing whole blood as a sample medium on its immunoassay devices. The Company also holds various patents in several foreign countries. The Company also holds two United States patents which it acquired in the acquisition of Granite Technological Enterprises, Inc. in 1986.

                  Of the eight U.S. patents mentioned above which generally form the basis for the EZ-SCREEN and one-step technologies, one expires in 2000, one expires in 2004, five expire in 2007, and one expires in 2010. The patent which relates to the methods of utilizing whole blood as a sample medium expires in 2012.

                  There can be no guarantee that there will not be a challenge to the validity of the patents. In the event of such a challenge, the Company might be required to spend significant funds to defend its patents, and there can be no assurance that the Company would be successful in any such action.

                  The Company holds twelve registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2001 to 2008. Applications have also been made for additional trade names.

                  The Company believes that the basic technologies requisite to the production of antibodies are in the public domain and are not patentable. The Company intends to rely upon trade secret protection of certain proprietary information, rather than patents, where it believes disclosure could cause the Company to be vulnerable to competitors who could successfully replicate the Company's production and manufacturing techniques and processes.

         8.       Seasonality.

                  The Company believes that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening which has low points in August and December annually. The Company does not believe that seasonality is a significant factor in sales of its on-site immunoassay tests. However, the Company believes that sales of certain of its tests for the agricultural markets such as its EZ-SCREEN:AFLATOXIN test coincide with the harvesting of crops meant for human and animal consumption.

         9.       Backlog.

                  At December 31, 1995, the Company did not have any significant backlog and normally does not have any significant backlog. The Company does not believe that recorded sales backlog is a significant factor in its business.

         10.      Competition.

                  Laboratory Services. Competition in the area of drugs of abuse testing is intense. Competitors and potential competitors include forensic testing units of large clinical laboratories, such as Laboratory Corporation of America Holdings, Corning/Metpath Laboratories and SmithKline Laboratories, Inc. and other independent laboratories, other specialized laboratories, and in-house testing facilities maintained by hospitals.

                  Competitive factors include reliability and accuracy of tests, price structure, service, transportation collection networks and the ability to establish relationships with hospitals, physicians, and users of drug abuse testing programs. It should be recognized, however, that many of the competitors and potential competitors have substantially greater financial and other resources than the Company.

                  The industry in which the Company competes is characterized by service issues including turn-around time of reporting results, price, the quality and reliability of results, and an absence of patent or other proprietary protection. In addition, since tests performed by the Company are not protected by patents or other proprietary rights, any of these tests could be performed by competitors. However, there are proprietary assay protocols for the more specialized testing that are unique to the company.

                  Some specific segments of the laboratory testing business are price competitive with low margins. Other segments, which place a premium on quality, constitute a large part of the business of MEDTOX, where, to date, quality service has been a more important competitive factor than price. This has allowed MEDTOX to generate positive gross margins and operating income. The Company's ability to successfully compete in the future and maintain it margins will be based on its ability to maintain its quality and customer service strength while maintaining efficiencies and low cost operations. There can be no assurance that price competitiveness will not increase in importance as a competitive factor in the business of MEDTOX.

                  Immunoassay Tests. The diagnostics market has become highly competitive with respect to the price, quality and ease of use of various tests and is characterized by rapid technological and regulatory changes. The Company has designed its on-site tests as inexpensive, on-site tests for use by unskilled personnel, and has not endeavored to compete with laboratory-based systems. Numerous large companies with greater research and development,
marketing,   financial,  and  other capabilitied, as well as government-funded institutions and smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which the Company produces its products.

                  The Company has experienced increased competition with respect to its immunoassay tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, the Company has experienced increased price competition. A further increase in competition may have a material adverse effect on the business and future financial prospects of the Company.

         11.      Government Regulations.

                  The products and services of the Company are subject to the regulations of a number of governmental agencies as listed below. It is believed that the Company is currently in compliance with all regulatory authorities. The Company cannot predict whether future changes in governmental regulations might significantly increase compliance costs or adversely affect the time or cost required to develop and introduce new products. In addition, products of the Company are or may become subject to foreign regulations.

                           1. United States Food and Drug Administration  (FDA).
Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The
FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company's device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 10 different products and the average time for clearance was 58 days with a maximum of 141 days and a minimum of 20 days. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

                           As  a  registered   manufacturer   of  FDA  regulated
products, the Company is subject to a variety of FDA regulations including the Good Manufacturing Practices (GMP) regulations which define the conditions under which FDA regulated products are to be produced. These regulations are enforced by FDA and failure to comply with GMP or other FDA regulations can result in the delay of premarket product reviews, fines, civil penalties, recall, seizures, injunctions and criminal prosecution.

                           2. Health Care Financing  Administration  (HCFA). The
Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN and VERDICT drugs of abuse tests currently marketed by EDITEK have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales.

                           3. United States  Department of  Agriculture  (USDA).
The Company's animal facilities are subject to and comply with applicable regulations of the USDA. The livestock related products of the Company may become subject to state regulation but the Company does not anticipate any difficulties in complying with these regulations, if enacted.

                           4. United States  Department of Defense  (DOD).  With
reclassification of the Company's contract with the DOD from UNCLASSIFIED to SECRET, it has been necessary to establish the appropriate security procedures and facilities, including designation of a Facility Security Officer who is responsible for overseeing the security system, including conduct of periodic security audits by appropriate defense agencies. Additionally, the Company is now subject to periodic audits of its accounting systems and records by the Defense Audit Agency.

                           5. Drug Enforcement Administration (DEA). The primary
business of the Company involves either testing for drugs of abuse or developing test kits for the detection of drugs/drug metabolites in urine. PDLA and MEDTOX laboratories are registered with the DEA to conduct chemical analyses with controlled substances. The EDITEK facility is registered by the DEA to manufacture and distribute controlled substances and to conduct research with controlled substances. Maintenance of these registrations requires that the Company comply with applicable DEA regulations.

                           6.  Substance   Abuse  and  Mental  Health   Services
Administration (SAMHSA). Both PDLA and MEDTOX laboratories are certified by SAMHSA, PDLA since 1989 and MEDTOX since 1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations.

                           7. Additional  Laboratory  Regulations.  The PDLA and
MEDTOX laboratories and certain of the laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which PDLA and MEDTOX conduct business. Federal, state and local laws and regulations require PDLA and MEDTOX, among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs. In addition, both laboratories are subject to a number of other federal, state, and local requirements which provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited.
                           Both laboratories receive and use small quantities of
hazardous chemicals and radioactive materials in their operations and are licensed to handle and dispose of such chemicals and materials. Any business handling or disposing of hazardous and radioactive waste is subject to potential liabilities under certain of these laws.

         12.      Product Liability.

                  Manufacturing and marketing of products by the Company entail a risk of product liability claims. The exposure to product liability claims in the past was mitigated to some extent by the fact that the Company's products were principally directed toward food processors (as contrasted with human diagnostics) and most of its Conventional Biodiagnostic Products were used as components in research, testing or manufacturing by the purchaser and conformed to the purchaser's specifications. However, a greater portion of the Company's current revenues result from sales of human diagnostic tests, thereby potentially increasing exposure to product liability claims. On August 13, 1993, the Company procured insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. Consequently, for uncovered claims, the Company could be required to pay any and all costs associated with any product liability claims brought against it, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against the Company. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on the Company and exceed its ability to pay such damages. No product liability claims are pending.

                  The Company's laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company's laboratories have maintained continuous Professional and General Liability insurance since 1985. To date, the Company has not had any substantial product liability and no material professional service claims are currently pending.

         13.      Employees.

                  As of December 31, 1995, the Company had 106 full-time employees compared to 100 full-time employees as of December 31, 1995. Of the 106 full-time employees, 39 were in laboratory operations and systems, 18 were involved in research, testing, and product development activities, 20 in production and distribution, 14 in sales and marketing, and 15 in administrative and clerical functions. Additionally, 8 of its personnel hold Ph.D. degrees.

                  As of January 30, 1996, MEDTOX had 247 employees, of which 199 were involved in laboratory operations, 18 were involved in sales and marketing, 5 were involved in research and development and 25 were involved in administrative and clerical functions. Additionally, 6 of its personnel hold Ph.D. degrees.

                  The consolidation of the laboratory operations from PDLA in New Jersey into the laboratory operations of MEDTOX will result in the elimination of 35 positions in New Jersey and the addition of certain of the some positions in Minnesota.

                  The Company's employees are not covered by any collective bargaining agreements, and the Company has not experienced any work stoppages and the Company considers its relations with its employees to be good.

                  14.      MEDTOX Acquisition and Capital Structure

                  The Company has undergone a significant change as a result of the acquisition of MEDTOX and the associated financing. The following points represent certain potential risk factors associated with the acquisition and financing.

                  1. Dependence on Sales of Equity. As of December 31, 1995, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements, outside funding of research and development and continued sales of its equity securities to fund operations until a positive cash flow can be achieved. From January 1, 1991 through December 31, 1995, the Company raised approximately $12 million from equity financing and issued 6,058,699 shares of the Company's Common Stock for an average price of $1.98 per share, all of which were issued at a discount to the market value of the Company's Common Stock. In order to finance the acquisition of MEDTOX, pay applicable costs and expenses and to provide working capital, the Company raised approximately $20 million from the sale of the Preferred Stock and Common Stock. This amount and the amount borrowed, as described below, have allowed the Company to consummate the MEDTOX acquisition and the Company believes should provide enough working capital to help the Company achieve positive cash flow. If the Company is unable to achieve a positive cash flow, additional financing will be required. There can be no assurance that additional financing can be obtained or if obtained, that the terms will be favorable to the Company.

                  2. Debt Service; Debt Seniority; No Dividends. To finance the acquisition of MEDTOX and to provide working capital the Company borrowed $5 million in January, 1996. The debt financing consists of two term loans totaling $4 million and up to $7 million in the form of a revolving line of credit based on the receivables of the Company (the "Loan Agreement"). The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. On January 30, 1996, the receivables and inventory amounts made $2.9 million of the credit facility available, of which the total is still available at March 26, 1996. There can be no assurance that the Company will have sufficient revenues to service payments of principal and interest on this indebtedness. Failure to service this indebtedness would have a material adverse effect on the Company. The indebtedness of the Company will be senior to the Series A Preferred Stock and shares of Common Stock upon liquidation of the Company. Interest payments on the indebtedness may cause there to be insufficient cash to pay any dividends. In addition, the loan amount and the line of credit agreement contain covenants that restrict the Company's ability to pay dividends even if the Company has cash available from which to pay dividends.

                  3. Unexpected Effects of Merger(s). The Company completed the acquisition of the MEDTOX assets on January 30, 1996 (the "Closing Date"). The Company also acquired the assets and operations of Bioman Products, Inc. on June 1, 1995. In February 1994, the Company acquired Princeton Diagnostic Laboratories of America, Inc. ("PDLA"). The Company anticipates that certain synergism will arise between the Company and Bioman, PDLA and MEDTOX. However, there can be no assurance that any synergism will arise from the recent acquisitions. The efforts required to integrate the business of the Company with other operations may have a material adverse effect on the operations of either the Company or the acquired company(s).

                  4. Adverse Effect on Market Price of Sales of the Company Stock. A substantial number of shares of capital stock of the Company have been issued in transactions that are exempt from registration under the Securities Act of 1933, as amended, either in private placements or pursuant to Regulation S.

                  On January 30, 1996 and February 2, 1996, the Company sold 303 shares of Series A Preferred Stock utilizing the exemption afforded by Regulation S of the Commission (the "Offshore Offering"), which shares are convertible into a minimum of 5,459,459 shares of Common Stock and may be convertible into more shares of Common Stock if the market price of the Common Stock of the Company is less than $3.70 per share on the conversion dates. As of March 26, 1996, the market price of the Common Stock was $1.875 per share at which price the 303 shares of Series A Preferred Stock would be convertible into 10,744,681 shares of Common Stock, based on a conversion price of $1.41 per share or a 25% discount to the market price on March 26, 1996.

                  Regulation S provides generally that offers or sales that occur outside the United States and in compliance with the requirements thereof are not subject to the registration requirements of the Act. Subject to certain restrictions and conditions set forth therein, Regulation S is available for offers and sales to investors that are not U.S. persons. Such offshore investors who purchase the shares of Series A Preferred Stock in the Offshore Offering pursuant to Regulation S are not permitted to transfer such shares or Conversion Shares to a U.S. Person (defined generally as a resident of the U.S. or an entity organized under the laws of the U.S.) for a period of at least 40 days after February 2, 1996, the closing of the Offshore Offering (the "Restricted Period"). Resales to buyers who are not U.S. persons are permitted at any time.

                  After the expiration of the Restricted Period, investors who purchased shares of Series A Preferred Stock in the Offshore Offering may sell such shares or Conversion Shares in the U.S., but only if such shares are registered or an exemption from registration is available. Accordingly, beginning on March 30, 1996 (the first day any investor will be able to convert shares of Series A Preferred Stock into shares of Common Stock), to the extent that any offshore investors have converted their shares of Series A Preferred Stock into Common Stock, such offshore investors will also be able to sell such Common Stock in the U.S. if the shares are registered or an exemption is available.

                  The Company does not expect to file a registration statement with respect to shares sold pursuant to Regulation S. Therefore, sales of Conversion Shares for such offshore investors must be made in compliance with an exemption from registration. The agreements between the Company and offshore investors provide that the stock certificates for the

Conversion Shares will not contain restrictive securities legends. Consequently, if the Company complies with these agreements, the Company would not be able to prevent illegal resales of Series A Preferred Stock or Conversion Shares by offshore investors and each offshore investor will make its own determination whether such sales qualify for exemptions from registration. On March 27, 1996, the Company determined it would place legends on the certificates of shares of Common Stock to assure that all resales of securities are made in compliance with applicable securities laws. The Company believes such legends will not prevent legitimate trading of its stock. A number of holders of Series A Preferred Stock have threatened litigation over the Company's decision. The Company and its Preferred shareholders have commenced discussions through the placement agent for the Preferred offering about ways to address the concerns of the Company without unduely delaying stock transfers that are in compliance with securities laws. There can be no assurance, however, that such discussions will result in an acceptable agreement between the Company and the holders of its Series A Preferred Stock.

                  In connection with the acquisition of MEDTOX, the Company issued 2,517,306 to the former shareholders of MEDTOX and sold 103 shares of Series A Preferred stock, all pursuant to Regulation D. The shares issued to the former shareholders of MEDTOX and the Common Stock issuable upon the conversion of the 103 shares of Series A Preferred Stock were included on a Registration Statement on Form S-3 which was filed on February 9, 1996. The 103 shares of Series A Preferred Stock would be convertible into 3,652,482 shares of Common Stock based on a conversion price of $1.41 per share or a 25% discount to the market price on March 26, 1996.

                  If substantial sales of the Company's Common Stock occur, whether by the investors in the Offshore Offering or by U.S. investors pursuant to the Registration Statement or otherwise, such sales could have a material adverse effect on the market price of the Company's Common Stock.

                  5. Adverse Effect of Price Protection Provisions. The number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock will equal the number derived by dividing (i) the purchase price of the Series A Preferred Stock ($50,000 per share) by (ii) the lower of (x) $2.775 or (y) 75% of the Market Price of the Common Stock on the day the shares of Series A Preferred Stock are converted into Common Stock. "Market Price" is defined for this purpose as the daily average of the closing bid prices quoted on the American Stock Exchange or other exchange on which the Common Stock is traded for the five trading days immediately preceding the date the shares are converted. Accordingly, a minimum of 7,333,333 shares of Common Stock are issuable upon conversion of the 407 shares of Series A Preferred Stock sold in both the U.S. Offering and the Offshore Offering, but the actual number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock will not be known until the time of issuance of the shares of Common Stock upon conversion. As of March 26, 1996, the market price of the Common Stock was $1.875 per share at which price the 407 shares of Series A Preferred Stock would be convertible into 14,432,624 shares of Common Stock, based on a conversion price of $1.41 per share or a 25% discount to the market price on March 26, 1996.

                  The MEDTOX Asset Purchase Agreement provides that, if after the Closing Date the market value of the Common Stock of the Company declines below $1.986 per share during four specified periods (the "Repricing Periods") following press releases by the Company, the Company will issue additional shares of Common Stock ("Additional Shares") to shareholders of MEDTOX who retain their shares of Common Stock through four specified dates (the "Repricing Dates") to compensate the MEDTOX shareholders for decreases after the closing of the MEDTOX acquisition in the market price of the Common Stock of the Company below $1.986 per share. The Repricing Dates are the fifth trading day following the date the Registrant issues press releases announcing its financial performance for the fiscal quarters ending on March 31, 1996, September 30, 1996 and September 30, 1997 and the fiscal year ending on December 31, 1996 and the Repricing Periods are the dates between the dates of the press releases and the Repricing Dates. Accordingly, the number of Additional Shares issuable in the future in connection with the MEDTOX acquisition cannot be determined at this time and will depend upon changes in the market price of the Common Stock, as well as the extent to which MEDTOX shareholders retain the MEDTOX shares on each of the Repricing Dates.

                  The price protection provisions of the Series A Preferred Stock and the MEDTOX shareholders could result in the Company being required to issue more shares of Common Stock than the Company is authorized to issue. The Company's Certificate of Incorporation currently authorizes the issuance of 30,000,000 million shares of Common Stock, of which 13,193,838 shares are currently issued and outstanding. If all 407 outstanding shares of the Series A Preferred Stock were to be converted at a 25% discount from the $1.875 market price of the Company's Common Stock on March 26, 1996, 14,471,111 shares of Common Stock would be issuable upon conversion of the Series A Preferred Stock and only 2,335,051 shares of Common Stock would be available for future issuances. 1,736,133 shares of Common Stock are issuable pursuant to outstanding stock options, stock purchase plans and warrants. The Company's Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of Preferred Stock for which the Board of Directors has the power to designate the rights and preferences, of which only 407 shares are issued and outstanding. The Company intends to hold a shareholders meeting to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company, which additional shares would be available to satisfy the price protection provisions of the Series A Preferred Stock and the MEDTOX shareholders and for other corporate purposes.

                  The price protection provisions of the Series A Preferred Stock are transferred upon any transfer of the Series A Preferred Stock, but terminate upon conversion of the Series A Preferred Stock. The price protection afforded the MEDTOX shareholders terminates upon transfer of the Common Stock issued to MEDTOX shareholders.

                  Other shareholders of the Company do not have the price protection afforded holders of Series A Preferred Stock and the MEDTOX shareholders. Accordingly, if the market price of the Common Stock of the Company declines, the interests in the Company's other shareholders will be diluted by the price protection provisions afforded holders of Series A Preferred Stock and the MEDTOX shareholders. Substantial sales of shares of Common Stock by the MEDTOX shareholders or purchasers of Series A Preferred Stock or other shareholders may have a material adverse effect on the market price of the Common Stock of the Company, which would increase the number of Additional Shares issuable to MEDTOX shareholders on the Repricing Dates and the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock.


ITEM 2.  PROPERTIES.

                  The Company leases approximately 33,000 square feet in Burlington, North Carolina, where it maintains its executive offices, research and development laboratories, production operations, and warehouse. The total rent paid by the Company for this site during the fiscal year ended December 31, 1995 was approximately $119,000. These facilities are currently leased from Dr. Samuel C. Powell, a member of the Board of Directors of the Company, at a rental of approximately $10,000 per month, plus a pro rata share of utilities and certain other expenses. In June 1989, the Company executed a lease agreement with Dr. Powell for a term of one year ending May 31, 1990. The Company subsequently acquired an option to extend the lease for an additional one-year period after the expiration of such term on May 31, 1990. The option to extend the lease has not been exercised and the Company is currently leasing the space on a month-to-month basis. The Company intends to negotiate a new lease with Dr. Powell in the future. The Company believes it is renting these facilities on terms as favorable as those available from third parties for equivalent premises. The Company also holds certain rights of first refusal to lease additional space in the building if it becomes available (the building contains a total of 42,900 square feet). In the opinion of management, comparable alternative facilities could be obtained without disruption of its business if a new lease with Dr. Powell is not negotiated. See "Item 13 - Certain Relationships and Related Transactions."

                  The Company also leases a farm in Warren County, North Carolina from Warren Land Company ("WLC") a company in which Dr. Powell owns a 12% interest and certain members of Dr. Powell's family and their respective families own the remainder for the purposes of maintaining animals to produce antibodies and for research and development. The arrangement for use of this facility is on a month-to-month basis at a cost of $2,797 per month. In the opinion of management, comparable alternative facilities could be obtained without disruption of its business if this facility were not available. See "Item 13 - Certain Relationships and Related Transactions."

                  The Company leases administrative offices and laboratory facilities in an approximately 22,000 square foot facility in South Plainfield, New Jersey. The facility was built and equipped in 1985. The facility is rented under a lease which expired in May of 1995. In February 1995 the Company negotiated a modification to the current lease which extends the lease through the year 2000 with one five year option to renew. The new rent payment which commenced on May 1, 1995 is $170,345 per year which is a 32% reduction from the annual rent of $250,908 prior to May 1, 1995. In addition, the Company received $100,000 from the landlord to amend the lease in New Jersey. Upon the completion of the transition of the laboratory operations from PDLA to MEDTOX, the Company will utilize approximately 30% of the existing facility in New Jersey for a courier system, customer service and other administrative functions. The remaining 70% of the facility will become idle and has been considered in the Company's restructuring charge. See Note 3 to the Notes of the Consolidated Financial Statements contained herein.

                  The Company also leases a 1,700 square foot warehouse facility in Mississauga, Ontario where the Canadian sales and distribution operations of diAGnostix, inc. are based. The space is rented under a lease which expires in July 1998. The current lease payment is approximately $4,800 per year.

                  The administrative offices and laboratory operations of MEDTOX are located in a 41,017 square foot facility in St. Paul, Minnesota. The facility is rented under a lease which expires in March 1997. The current annual rent for the facility is $330,000 per year.

                  The Company believes that its existing facilities are adequate for the purposes being used to accommodate its product development, and manufacturing and laboratory testing requirements.


ITEM 3.  LEGAL PROCEEDINGS.

                  Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  The Annual Meeting (the "1994 Annual Meeting") of the stockholders of EDITEK was held on October 26, 1995. The following individuals were elected to serve on the Board of Directors of EDITEK, Inc. for the ensuing year and until their respective successors are duly elected and qualified: James
D. Skinner, Samuel C. Powell, Ph.D., Gene E. Lewis and Robert J. Beckman. Also by a vote of 6,250,643 shares in favor and 105,755 shares against, at the 1994 Annual Meeting, the stockholders of EDITEK approved the issuance of the amount of shares of the stock of EDITEK to finance the acquisition of MEDTOX. Also, by a vote of 6,239,995 in favor and 105,228 shares against, at the 1994 Annual Meeting, the stockholders of EDITEK approved the adoption of an amendment to the Certificate of the Corporation to increase the number of authorized shares of the stock of EDITEK. Also, by a vote of 5,736,650 shares in favor and 569,595 shares against, at the 1994 Annual Meeting, the stockholders of EDITEK approved the adoption of certain amendments to the Equity Compensation Plan. During the year ended December 31, 1995, no other matters were submitted to a vote of securities holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Common Stock

                  Since September 27, 1993, the Common Stock has been listed on the American Stock Exchange trading under the symbol "EDI". From September 16, 1992 to September 26, 1993 the Common Stock was traded in and quoted in the Emerging Company Marketplace of the American Stock Exchange ("ECM") under the trading symbol "EDI.EC". The Common Stock had historically been traded in the over-the-counter market and was quoted in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On June 5, 1992 the Common Stock was delisted from NASDAQ as a result of non-compliance with revised listing requirements. As a result, from June 8, 1992 through September 15, 1992 the Common Stock was traded on and quoted in the Non-NASDAQ Over-The-Counter Bulletin Board. As of March 19, 1996, the number of holders of record of the Common Stock was 2,895. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the Common Stock, as reported by the American Stock Exchange or the high and low bid prices per share for the Common Stock as reported by NASDAQ. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions:

         1996:  (through March  26, 1996)            High              Low

         First Quarter.............................    3 11/16          1 7/8

         1995:
         First Quarter.............................    3-5/16           2-9/16
         Second Quarter........................        3-5/8            2-1/2
         Third Quarter...........................      3-9/16           2-11/16
         Fourth Quarter.........................       3-13/16          2-11/16

         1994:
         First Quarter...........................      5- 3/8           2- 7/16
         Second Quarter.......................         3                1- 15/16
         Third Quarter..........................       3- 3/16          1- 3/4
         Fourth Quarter........................        4- 5/8           1- 1/4


                  On March 26, 1996, the closing price of the Common Stock as reported by the American Stock Exchange was $1.875.

                  No dividends have been declared or paid by the Company since its inception.

                  The Company's loan agreements prohibit cash dividends on the Common Stock of the Company and limit the Company's ability to pay dividends on the Series A Preferred Stock of the Company to dividends paid after February 1, 1997 that do not exceed one third of the excess cash flow of the Company for the previous year as defined in the loan agreement.

Series A Preferred Stock

                  To help finance the acquisition of MEDTOX and provide working capital, the Company issued 407 shares of Series A Preferred Stock.

                  The Series A Preferred Stock is convertible into shares of Common Stock, at any time from March 30, 1996, the 60th day after the shares of Series A Preferred Stock were first issued by the Company (the "Initial Conversion Date"), until January 30, 1998, the second anniversary of the Initial Preferred Issuance Date, at which time all conversion rights terminate and any remaining shares of Series A Preferred Stock will be automatically converted, at a rate determined by a formula based on a discount from the market price of the Common Stock at the time of conversion, unless the holder of such Series A Preferred Stock notifies the Company not to convert such shares. The Series A Preferred Stock has no voting power and has certain liquidation preference and dividend rights. The number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock will equal the number derived by dividing
(i) the purchase price of the Series A Preferred Stock ($50,000 per share) by the lesser of (i) $2.775 or (ii) 75% of the Market Price of the Common Stock on the day the shares of Series A Preferred Stock are converted into Common Stock. "Market Price" is defined for this purpose as the daily average of the closing bid prices quoted on the American Stock Exchange or other exchange on which the Common Stock is traded for the five trading days immediately preceding the date the shares are converted.

                  The Series A Preferred Stock will accrue an annual dividend of Four Thousand Five Hundred ($4,500) Dollars per share (the "Preferred Dividend"). Such Preferred Dividend shall be payable when and as declared by the Board of Directors in its sole discretion. The Preferred Dividend is cumulative until December 31, 1997. Dividends accruing after December 31, 1997 will not be cumulative. No dividend shall be payable on shares of Common Stock of the Company until all accrued cumulative unpaid dividends are paid to holders of the Series A Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following selected financial data are derived from financial statements of the Company and should be read in conjunction with the financial statements, related notes, and other financial information included herein.

                                            Years Ended December 31
                       1995          1994        1993       1992        1991

                                 (in thousands, except per share amounts)

Net revenues           $7,526       $6,593      $2,633     $2,989      $2,731
Net loss               (8,043)      (3,546)     (3,066)    (1,292)     (  847)
Net loss per share       (.85)       ( .49)     (  .56)     ( .35)      ( .31)
Total assets            3,806        7,378       4,005      3,188       1,254
Long term debt            -0-           63         -0-        113         154
Cash dividends            -0-          -0-         -0-        -0-         -0-

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

                  The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of culture media, animal blood products, customer antisera, and other Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN diagnostic tests in 1985 and introduced its patented one-step assay, VERDICT and RECON, in 1993. On February 11, 1994 the Company completed the acquisition of PDLA, which is now a wholly-owned subsidiary of the Company. The results of operations for the year ended December 31, 1994 include the results from operations of PDLA for the period February 12, 1994 through December 31, 1994. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

                  Total revenues for year ended December 31, 1995 increased 14% to $7,526,000, compared to $6,593,000 for the prior year. This increase is primarily fully attributable to the increase in revenues from sales of products and services for 1995. These revenues totaled $7,037,000, an increase of 14% compared to $6,183,000 for the prior year.

                  Laboratory Service Revenues for the year ended December 31, 1995 were $4,312,000, an 18% increase compared to $3,647,000 for the prior year. This increase was due primarily to the efforts of a full sales and marketing force for the laboratory services of PDLA. During the year ended December 31, 1994, the company realized sales of $566,000 from laboratory services that were transferred to American Medical Laboratories, Inc. ("AML") in January 1995 and, as such, are not included in the sales for the year ended December 31, 1995. Accordingly, the increase in Laboratory Service revenue excluding those sales transferred to AML was actually $1,231,000.

                  Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site tests and other ancillary products for the detection of abused substances. Sales from these products were $1,180,000, down 9% compared to $1,293,000 for the prior year. The Company believes this decrease was primarily due to increased competition. This competition was caused by the introduction of several products by competitors which compete with the products of the Company. The decrease was also affected by the lack of a complete product line of the VERDICT products.

                  Product sales also include sales of agricultural diagnostic products which are marketed through diAGnostix, inc. Sales of these products were $1,090,000 for the year ended December 31, 1995, an increase of 35% compared to sales of $805,000 for the prior year. The acquisition of Bioman Products Inc. on June 1, 1995 brought $404,000 in sales revenues to the Company for the year ended December 31, 1995. Excluding these revenues, sales of agricultural diagnostic products were $686,000 for 1995, a decrease of 15% compared to 1994. The Company believes this decrease is due to decreased testing by customers of the Company.

                  Sales of Microbiological and associated product sales and contract manufacturing services were $393,000 for the year ended December 31, 1995, down 10% compared to $438,000 for these products and services in 1994. This decrease was due to a reduced marketing effort.


                  In 1995, the Company completed research and development on certain tests developed for the U.S. Department of Defense. This enabled production to begin for the first time on products specifically manufactured for the U.S. Department of Defense. Revenues from shipment of these products were $62,000 for the year ended December 31, 1995.

                  Revenues from royalties and fees during the year ended December 31, 1995 were $300,000, compared to $200,000 for 1994. This increase was primarily due to the royalties received from AML pursuant to the agreement the Company has with AML. Revenues from interest and other income for the year ended December 31, 1995 were $189,000, compared to $210,000 for the year ended December 31, 1994.

                  The overall gross margin from sales for the year ended December 31, 1995 was 6%, compared to 2% of sales for the year ended December
31, 1994. Gross margins from the sales of both manufactured and products purchased for resale for the year ended December 31, 1995 were 18% compared to 16% of sales of these products for the year ended December 31, 1994.

                  An increase in the number of samples being processed at PDLA resulted in improved gross margins for laboratory services for the year ended December 31, 1995. However, as in the year ended December 31, 1994, the cost of providing laboratory services exceeded revenue realized from these services. Since a large amount of the costs of providing laboratory services are fixed or near fixed costs, the margins from sales of laboratory services are volume dependent.

                  Selling, general and administrative expenses for the year ended December 31, 1995 were $4,206,000, compared to $3,341,000 for the year ended December 31, 1994. This increase of 26% was primarily a result of increased sales and marketing expenses associated with the sale of the Substance Abuse Testing Products and Services marketed through PDLA, the sales and marketing costs associated with former operations of Bioman, as well as overall increases in the general expenditures resulting from the acquisition of PDLA.

                  Research and development expenses incurred during the year ended December 31, 1995 were $920,000, as compared to $729,000 for the year ended December 31, 1994. This 26% increase was primarily due to increased personnel costs and expenses, as well as increases in work being performed pursuant to the DOD contract.

                  For the year ended December 31, 1995, the Company incurred interest expense of $23,000, compared to interest expense of $25,000 incurred during the year ended December 31, 1994.

Effects of MEDTOX Acquisition

                  In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company has taken a charge of $731,000 to cover certain costs of the restructuring. The Company had no such charge in 1994. See Note 3 of the Notes to the Consolidated Financial Statements contained herein.

                  With the subsequent consolidation of the laboratory operations, the Company has written off the remaining amount of goodwill that was recorded from the acquisition of PDLA in 1994. This resulted in a charge of $3,100,000 for the year ended December 31, 1995. The Company had no such charge for the year ended December 31, 1994.

                  As a result of the above, the net loss for the year ended December 31, 1995 was $8,043,000 compared to the net loss of $3,546,000 for the year ended December 31, 1994.

                  Management   believes  the   acquisition  of  MEDTOX  and  the
restructuring of the laboratory operations will significantly improve the operating results of the Company although there can be no assurance of the success of the consolidation of the laboratory operations in reducing costs and improving efficiencies. Management expects net sales to grow through both additional strategic acquisitions and the addition of new accounts as well as the introduction of new products.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

                  Total revenues for the year ended December 31, 1994 increased 150% to $6,593,000, compared to $2,633,000 for the year ended December 31, 1993. This increase is primarily attributable to an increase in revenues from sales of products and services. These revenues totaled $6,183,000, an increase of 169% compared to $2,295,000 for the prior year. The acquisition of PDLA in February of 1994 brought total revenues of $3,775,000 to the

Company for year ended December 31, 1994 of which, $3,647,000 were laboratory service revenues. Excluding the PDLA revenues, total revenues for 1994 were up 7% to $2,818,000 compared to $2,633,000 for 1993, and total product and service revenues increased 11% to $2,536,000 compared to $2,295,000 for 1993.

                  Laboratory Service Revenues for the year ended December 31, 1994 were $3,647,000. These revenues did not exist for the Company in 1993. By acquiring PDLA in February of 1994, the Company was able to offer laboratory services as a complementary product to the substance abuse testing products already marketed by the Company. As a result of the acquisition, the Company recognized almost eleven months of revenues generated through the laboratory services of PDLA.

                  Product sales include the sales generated from substance abuse testing products. Sales from these products were $1,293,000 for the year end December 31, 1994, an 18% increase compared to $1,093,000 for the prior year. This increase is the result of increased sales of the on-site products, particularly VERDICT, in 1994.

                  Product sales also include sales of agricultural diagnostic products consisting of EZ-SCREEN test kits (for mycotoxin detection, drug residue surveillance, etc.), species identification kits, other bioassay technology products and third party products. These products are marketed through diAGnostix, inc. Sales of these products were $805,000 for the year ended December 31, 1994, an increase of 7% compared to sales of $751,000 during the prior year. This increase was due to the increased purchases by the United States Department of Agriculture ("USDA") pursuant to two contracts the Company has with the USDA, as well as regaining the sulfa-on-site test kit business from an international customer which did not occur during the year ended December 31, 1993.

                  Microbiological   and  associated   product  sales   including
contract manufacturing were $438,000 for the year ended December 31, 1994 compared to $445,000 for these products in 1993. This decrease was due to a reduced marketing effort.

                  Revenues from royalties and fees during the year ended December 31, 1994 were $200,000, compared to $257,000 for 1993. These revenues decreased 22% as a result of the termination on October 12, 1993 of the contract the Company had with Farnam Companies, Inc.

                  Revenues from interest and other income for the year ended December 31, 1994 were $210,000, compared to $81,000 for the year ended December 31, 1993. This 159% increase was due to the recovery of debts owed by a customer of laboratory services which had previously been written off.

                  The gross margin from overall sales for the year ended December 31, 1994 was 2%, compared to 12% of sales for the year ended December 31, 1993. Excluding the effect of the PDLA acquisition for the year ended December 31, 1994, the gross margin would have been 16%. This increase in gross margin excluding the effect of the PDLA acquisition is overshadowed by the impact of the laboratory services provided through PDLA. As a large amount of the costs of providing laboratory services are fixed or near fixed costs, the margins from the sales of laboratory services are volume dependent. The volume of testing performed by PDLA for the period ended December 31, 1994 was adversely affected by the loss of contracts before the acquisition of PDLA by the Company.

                  Selling, general and administrative expenses for the year ended December 31, 1994 were $3,341,000, compared to $2,152,000 for the year ended December 31, 1993. This 55% increase was primarily a result of increased personnel from the acquisition of PDLA, increased expenses for the sales and marketing of the substance abuse testing products, the amortization of goodwill arising from the acquisition of PDLA, and increases in other expenses due to the acquisition of PDLA.

                  The acquisition of PDLA was accounted for under the purchase method of accounting and the Company recorded goodwill of $3,394,000. For 1994, the Company amortized goodwill on a straight line basis over 20 years.

                  Research and development expenses incurred during the year ended December 31, 1994 were $729,000, as compared to $825,000 for the year ended December 31, 1993. This 12% decrease was primarily due to decreased expenses, including personnel costs associated with the movement of certain personnel from research and development to operations, and the lack of costs and expenses associated with the Farnam contract which was terminated on October 12, 1993. Research and development efforts are directed toward enhancements of existing products, as well as the development of new products which in some cases have been or are funded by outside parties.

                  For the year ended December 31, 1994, the Company incurred interest expense of $25,000, compared to interest expense of $9,000 incurred during the year ended December 31, 1993. This increase was primarily a result of the Company borrowing funds against a line of credit.

                  During the year ended  December 31, 1993 the Company  incurred expenses of $353,000 related to its legal disputes with DDI and Transia-Diffchamb S.A. On August 10, 1993 the arbitrator's decision in the DDI dispute awarded to DDI certain costs and legal fees. The actual costs and fees were later set at $336,000, bringing the total to $689,000. The Company had no such expenditures during the year ended December 31, 1994.

                  As a result of the above, the net loss for the year ended December 31, 1994 was $3,546,000, compared to the net loss of $3,066,000 for the year ended December 31, 1993.

Material Changes in Financial Condition

                  At December 31, 1995, cash and cash equivalents were $258,000 compared to $1,105,000 as of December 31, 1994. The decrease of $847,000 was a result of several factors as discussed below.

                  At December 31, 1995, accounts receivable were $1,029,000. This 22% increase compared to $843,000 at December 31, 1994 was primarily due to $113,000 in receivable generated through seven months of sales from the acquisition of Bioman Products. Excluding the Bioman receivables, accounts receivables for the year ended December 31, 1995 increased 9% over the prior year.

                  The allowance for doubtful accounts at December 31, 1995 was $130,000, a decrease of 37% compared to $206,000 for the prior year end. This decrease was the result of the write-off for PDLA customers for $70,000. Also, in 1995, the Company had fewer customers with receivables due over 90 days, thus the allowance was not significantly adjusted to reflect the increase in accounts receivable.

                  Inventories were $937,000 at December 31, 1995 compared to $853,000 at December 31, 1994. This increase of $84,000 or 10% was primarily due to an increase in work in process inventory related to the VERDICT product line.

                  Prepaid expenses and other assets were $868,000 at December 31, 1995, as compared to $272,000 at December 31, 1994. This increase of $596,000 was primarily due to the costs associated with the acquisition of MEDTOX including a $500,000 deposit placed into an escrow account pending closing of the acquisition of MEDTOX.

                  During the year ended December 31, 1995, the Company took a charge of $3,100,000 to write off the goodwill associated with the acquisition of PDLA. Accordingly, the amount of goodwill at December 31, 1995 was $117,000 as compared to $3,247,000 at December 31, 1994. The remaining goodwill relates to the acquisition of Bioman in June 1995.

                  At December 31, 1994, the Company had an outstanding balance of $850,000 on a line of credit with a bank. The Company repaid the total outstanding balance during the year ended December 31, 1995.

                  Accrued expenses were $1,202,000 at December 31, 1995 as compared to $347,000 at December 31, 1994. This increase of $855,000 was primarily due to expenses associated with the acquisition of MEDTOX.

                  As described more fully in the notes to the financial statements, the Company entered into a $125,021 loan agreement with the North Carolina Biotechnology Center (NCBC). The loan, plus accrued interest, was due August 14, 1994. On December 15, 1994, the Company and NCBC negotiated a loan modification extending the due date to August 14, 1996. In addition, NCBC exercised their right to convert 50%, or approximately $62,000, of the loan amount into 16,100 shares of the Company's common stock. Accordingly, at September 30, 1995, the Company had a balance of loan payable of $63,000 to NCBC. In addition, during 1995 the Company borrowed $100,000 from Dr. Samuel C. Powell in the form of a 90 day promissory note. Primarily as a result of these transactions, the balance of notes payable at December 31, 1995 was $182,000 as compared to $158,000 at December 31, 1994.

                  At December 31, 1995, the Company accrued $626,000 for the payment of certain restructuring costs associated with the consolidation of the laboratory operations of PDLA with the laboratory operations of MEDTOX. At December 31, 1994, the Company had no accrual for restructuring costs.

Liquidity and Capital Resources

                  Since its inception, the working capital requirements of the Company have been funded by cash received from equity investments in the Company. At December 31, 1995, the Company had cash and cash equivalents of $258,000. The Company had also deposited $500,000 in an escrow account towards the acquisition of MEDTOX. On January 30, 1996, the Company completed the acquisition of MEDTOX. To finance the acquisition of MEDTOX and provide working capital, the Company raised $20,350,000 from the sale of 407 shares of Series A Preferred Stock and borrowed $5,000,000. The debt financing consists of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company (the "Loan Agreement"). The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. The interest rates on the two term loans of $2,000,000 each are 2.5 points above the prime rate and 2.0 points above the prime rate. The revolving line of credit carries an interest rate equal to 1.5 points above the prime rate. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1996 and beyond, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company.

                  As of December 31, 1995, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements, outside funding of research and development, and continued sales of its equity securities to fund operations until a positive cash flow can be achieved. Management believes that it has taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

                  The Company believes that the acquisition of MEDTOX, the consolidation of the laboratory operations from PDLA to MEDTOX, and other synergies that will be realized from the acquisition of MEDTOX will enable the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, as well as (iii) pursuing synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

                  During 1995, the Company sold a total of 2,140,963 shares of common stock in 13 separate private transactions. The sale of these 2,140,963 shares generated net proceeds of $3,884,109 to the Company.

                  As mentioned above, the Company sold 407 shares of its Series A Preferred Stock for $20,350,000 in 1996. Also in 1996, the Company sold 235,295 shares of its common stock to a director in a private transaction. The sale of these 235,295 shares generated proceeds of $600,002 to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Reference is made to the financial statements, financial statement schedules and notes thereto included later in this report under
Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Directors, executive officers, their ages, offices held and initial effective dates thereof, are as follows:


                                                                                  Initial
                                                                                Effective
Name                                        Age      Position                      Date

James D. Skinner                            51       Chairman of the
                                                     Board of Directors
                                                     President, Chief
                                                     Executive Officer          July 1987


Samuel C. Powell, Ph.D.                     43       Director                   November 1987

Carole A. Golden, Ph.D.                     53       Vice President
                                                     Research and
                                                     Development                November 1987

Gene E. Lewis                               67       Director                   May 1990

Peter J. Heath                              37       Secretary,
                                                     Vice President
                                                     Finance, Chief
                                                     Financial Officer          October 1990

Robert J. Beckman                           47       Director                   January 1994

Michael A. Terretti                         45       Vice President
                                                     Sales and Marketing        October 1995

George W. Masters                           55       Director                   January 1996

Harry G. McCoy, Pharm.D.                    44       Director                   January 1996
                                                     Vice President
                                                     President-MEDTOX


                  James D. Skinner was elected President, Chief Executive Officer and a Director of the Company effective July 19, 1987. On June 8, 1994, Mr. Skinner was elected Chairman of the Board of the Company. Mr. Skinner is currently serving as a member of the Board of Directors of both the Biotechnology Industry Organization ("BIO") and the Emerging Companies Section of BIO. In addition, he serves on the Board of Directors of the North Carolina Biotechnology Center, and the Graduate School Board of Advisors of North Carolina State University. Mr. Skinner is also a member of the Board of Directors of Intelligent Medical Imaging, Inc., a computer software company focusing on medical diagnostics, where he serves as Chairman of the Compensation Committee. Mr. Skinner was also appointed by North Carolina Governor, the Honorable James B. Hunt, to the position of Chairman of the Entrepreneurial Development Board. Mr. Skinner is also a charter member of the Board of Directors of the North Carolina Biosciences Organization. Mr. Skinner also serves on the Editorial Advisory Board of IVD Technology, a new publication of the Medical Device and Diagnostic Industry.

                  Samuel C. Powell, Ph.D. has served as a Director of the Company since September 1986. From January 1988 to the present, he has been president of Powell Enterprises, Burlington, North Carolina, which engages in the management of a variety of businesses and in commercial real estate development. Dr. Powell served as Chairman of the Board and Chief Executive Officer of Granite, from January 1984 until its acquisition by the Company in June 1986. Dr. Powell served as Chairman of the Board of the Company from November 1987 until June 1994.

                  Gene E. Lewis has served as a Director of the Company since May 1990. From August 1988 to the present, Mr. Lewis has been a consultant to the healthcare industry. From January 1985 through August 1988, Mr. Lewis served as President and Chief Operating Officer and a member of the Board of Directors of Baker Instruments Corporation, a wholly-owned subsidiary of Richardson-Vicks, which later became a wholly-owned subsidiary of Procter & Gamble.

                  Carole A. Golden, Ph.D. was elected as Vice President-Research and Development effective November 1987. From 1978 until she joined the Company, Dr. Golden was Scientific Director for Microbiological Research Corporation, Bountiful, Utah, a company engaged in the development and manufacture of clinical diagnostic products. Dr. Golden has published numerous scientific articles pertaining to immunodiagnostics of infectious diseases. She is a member of various scientific societies including the New York Academy of Science and Environmental Mutagen Society.

                  Peter J. Heath was appointed Vice President - Finance and Chief Financial Officer on April 29, 1991. Mr. Heath was appointed Secretary and Chief Accounting Officer effective October 31, 1990. Mr. Heath has held the position of Controller of the Company since July 1986. Mr. Heath was employed as Controller and Office Manager of Granite from January 1984 until its acquisition by the Company in June 1986.

                  Michael A.  Terretti  was  elected  Vice  President-Sales  and
Marketing  in  October  1995.  Mr.  Terretti  joined  PDLA  in May  1994 as Vice
President and General Manager. Prior to joining PDLA, Mr. Terretti was Vice President of Marketing and Planning for Genetic Design, Inc. Prior to joining Genetic Design, Mr. Terretti was Vice President of Sales and Marketing with CompuChem Laboratories. Mr. Terretti currently serves on the Board of Directors of the Institute for a Drug Free Workplace.

                  Robert J. Beckman has served as a Director of the Company since January 1994. Mr. Beckman is President and Chief Executive Officer of Intergen Company, a privately held biotechnology firm located in Purchase, NY. Mr. Beckman has been at Intergen since 1987. Mr.

Beckman also is on the Board of Directors and Executive Committee of BIO and is Chairman of the Emerging Companies Section of BIO. As a founding member of the New York Biotechnology Association, he serves on its executive committee in addition to serving on the Commission on Biomedical Research in New York City.

                  George  W.  Masters  is Vice  Chairman,  President  and  Chief
Executive Officer of Seragen, Inc. Mr. Masters has been at Seragen since 1993. Prior to joining Seragen, Mr. Masters was President and CEO of Verax, Inc. from 1992 to 1993. From 1991 to 1992, Mr. Masters served as President of ImmunoSystems, Inc. Mr. Masters serves as Vice Chairman and Director for Hemosol, Inc. where he is Chairman of the Compensation Committee. Mr. Masters also currently serves on the Board of Directors of three other companies, ImmuCell Corporation, Intelligent Medical Imaging, Inc., where he serves as a member of the Compensation Committee, and CME Telemetrix, where he is a member of the Compensation Committee. Mr. Masters also serves on various boards for industry associations and educational institutions.

                  Harry G. McCoy, Pharm.D., a Vice President of the Company, is President of MEDTOX. Dr. McCoy founded MEDTOX in 1984 and served as the Clinical Director and Executive Vice President of MEDTOX from 1984 until its acquisition by the Company in January 1996. Dr. McCoy also served as a Director of MEDTOX from 1993 until its acquisition by the Company. Since 1986, Dr. McCoy has served as a Clinical Associate Professor in the College of Pharmacy at the University of Minnesota and since 1990 has served as a Clinical Assistant Professor in the Department of Pathology at the University of North Dakota.

                  Currently, all Directors are elected annually by the stockholders of the Company. All executive officers are elected annually by the Board of Directors of the Company. There are no familial relationships between any Directors and executive officers of the Company, and there are no arrangements or understandings between any Director or nominee for Director and any other person pursuant to which any person was or is to be selected as a Director or nominee.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table and the narrative text discuss the compensation paid during 1995 and the two prior fiscal years to the Company's President and Chief Executive Officer and to the other executive officers whose annual salary and bonuses exceeded $100,000 during 1995.


                                            Summary Compensation Table
                                                                         Long Term Compensation

                     Annual Compensation                                         Awards           Payouts

  Name and Principal                                 Other       Restricted Options/               All Other
       Position                                      Annual      Stock        SAR's       LTIP     Compen-
                          Year     Salary    Bonus   Compen-     Awards        (#)     Payouts(2)  sation
                                                     sation (1)    (2)


James D. Skinner,       1995      $183,136    --         --         --       25,000        --      $4,785(3)
President and           1994      $176,714  $20,000      --         --       68,326        --      $4,285
Chief Executive         1993      $176,153    --          --         --          0         --      $3,865
Officer

Carole A. Golden        1995      $131,940    --         --         --       15,000        --         --
Vice President          1994      $124,034    --         --         --       36,666        --         --
Research & Development  1993      $114,046    --         --         --          0          --         --


Peter J. Heath          1995      $101,541    --         --         --       17,660        --         --
Vice President of       1994      $ 91.610    --         --         --       28,332        --         --
Finance                 1993       $71,446    --         --         --          0          --         --
and Chief Financial
Officer

Michael Terretti        1995      132,952     --         --         --        3,910        --         --
Vice President of       1994       90,321     --         --         --       80,000        --         --
Sales and Marketing     1993         --       --         --         --          --         --         --

(1) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

(2)      Not applicable.  No compensation of this type received.

(3)      Includes  $4,785  of  premiums  paid  for  by  the  Company  for a life insurance policy on Mr. Skinner for the benefit of his named beneficiary. In the event of a termination of Mr. Skinner's employment by the Company without cause or by reason of a "change in control" of the Company, Mr. Skinner is entitled to receive severance pay equal to his then current annual salary. No amounts were paid, payable or accrued during 1995 pursuant to this provision. See "Employment Contracts".

Stock Options Granted During Fiscal Year

         The following table sets forth information about the stock options granted to the named executive officers of the Company during 1995.


                                                          Option Grants In Last Fiscal Year
                                                              Potential Realized
                                                              Value at Assumed
                                                              Annual Rates of
                                                              Stock Price
                                                              Appreciation for
                                 Individual Grants            Option Term

                           % of Total
                           Options
               Number      Granted to
                  of       Employees   Exercise
               Options     in Fiscal   Price     Expiration  5% ($)     10% ($)
Name           Granted(3)  Year  (1)   ($/Sh)    Date        (2)        (2)

James D.
Skinner           25,000     7%        $2.94     12/13/05     46,224    117,140

Carole A.
Golden            15,000     4%        $2.94     12/13/05     27,734     70,284

Peter J.
Heath              2,660     1%        $3.38     10/02/05      5,654     14,329
                  15,000     4%        $2.94     12/13/05     27,734     70,284

Michael A.
Terretti           3,910     1%        $3.44      7/25/05      8,459     21,436

(1) Options to acquire an aggregate of 340,742 shares of Common Stock of the Company were granted to all employees during 1995. No options to acquire Common Stock were granted to non-employee directors of the Company during 1995. No stock appreciation rights were granted to the named executive officers during 1995.

(2) The potential realizable value of the options reported above was calculated by assuming 5% and 10% annual rates of appreciation of the Common Stock of the Company from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock of the Company. The Company chose not to report the present value of the options, which is an alternative under Securities and Exchange Commission rules, because the Company does not believe any formula will determine with reasonable accuracy a present value based on unknown or volatile factors. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the Common Stock during the option period and the timing of exercise of the options.

(3) Options were granted on July 25, 1995, October 2, 1995, and December 13, 1995. 25,000 of the options granted to Mr. Skinner, 15,000 of the options granted to Dr. Golden, 17,660 of the options granted to Mr. Heath, and 3,190 of the options granted to Mr. Terretti became vested and exercisable quarterly over a three year period in twelve equal installments commencing three months after the grant date.

Stock Options Exercised During Fiscal Year and Year-End Values of Unexercised Options

         The following table sets forth information about the stock options held by the named executive officers of the Company at December 31, 1995. No stock options or stock appreciation rights were exercised by the named executive officers of the Company during 1995.

                     Number of Unexercised         Value of Unexercised In-the-
                        Options at FY-End             Money Options at FY-End
Name               Exercisable/Unexercisable       Exercisable/Unexercisable (1)

James D. Skinner        241,033/53,458                      $159,431/$0
Carole A. Golden          8,861/30,272                      $ 66,111/$0
Peter J. Heath           55,534/29,461                      $ 14,700/$0
Michael A. Terretti      47,006/36,904                      $      0/$0

(1) The closing price of the Common Stock of the Company at December 31, 1995 was $2.88 per share.

Long-Term Incentive Plans and Pension Plans

         The Company does not contribute to any Long-Term Incentive Plan or Pension Plan for its executive officers as those terms are defined in the rules of the Securities and Exchange Commission. The Company relies on its stock option plans to provide long-term incentives for executive officers. The Company has two stock option plans, an equity compensation plan which was adopted by the shareholders of the annual meeting in 1993 to replace the 1983 Incentive Stock Option Plan which expired on June 23, 1993 and a 1991 Non-Employee Director's Plan for members of the Board of Directors who are not employees of the Company. The Company has also granted options to James D. Skinner outside these plans.

Compensation of Directors

         In 1995 each director who is not an employee of the Company received $10,000 as a payment for the year 1995. All directors are also reimbursed for expenses incurred in attending Board of Directors meetings and participating in other activities.

Employment Contracts

         James D. Skinner, the Chairman of the Board, President and Chief Executive Officer of the Company, has an employment agreement with the Company covering the period ending June 30, 1990, which by its terms is extended thereafter in one-year increments unless otherwise terminated due to death, permanent disability, change in control of the Company or for "cause". The employment agreement, as amended on July 1, 1988, provides for an annual salary of at least $135,000 and certain fringe benefits including a disability insurance policy, a life insurance policy on Mr. Skinner for the benefit of his named beneficiary in the amount of $1,000,000 and automotive expenses. During 1994, the Company paid insurance premiums aggregating $4,078 for Mr. Skinner's disability insurance and $4,285 for Mr. Skinner's life insurance and paid Mr. Skinner an auto allowance of $8,800, none of which are included under Annual Compensation in the Summary Compensation Table set forth above. In the event of a termination of Mr. Skinner's employment by the Company without cause or by reason of a "change in control" of the Company, Mr. Skinner is entitled to receive severance pay equal to his then current annual salary. A "change in control" is defined as (i) the acquisition of control by any person or group of capital stock representing 50% or more of the Company's voting stock, (ii) the approval of the Company of a merger or consolidation in which the Company is not the surviving entity, (iii) the agreement by the Company to sell substantially all of its assets to a third party unless the third party is controlled by the Company and Mr. Skinner continues as its President and Chief Executive Officer,
(iv) the approval by the Company of a plan of liquidation of the Company, or (v) the election of directors constituting more than one-half of the Board who, prior to their election, were not elected or nominated for election by at least a majority of the Board of Directors.

         Upon a change of control or termination of Mr. Skinner's employment for any reason other than death or permanent disability, the non-qualified stock options granted to Mr. Skinner pursuant to the terms of his employment agreement will immediately vest. On September 10, 1988 Mr. Skinner borrowed funds from the Company to exercise nonqualified stock options to purchase 13,334 shares of Common Stock for an exercise price of $7.50 per share granted to him pursuant to his employment arrangement. The terms of the loan are described under "Certain Relationships and Related Transactions - Loan to James D. Skinner." Pursuant to his employment arrangement, Mr. Skinner holds nonqualified stock options to purchase 26,666 shares of Common Stock for an exercise price of $3.75 per share which expire on May 4, 2000 and 33,334 shares of Common Stock for an exercise price of $3.75 per share which expire on May 4, 2000. Mr. Skinner has the right to require the Company to loan him the exercise price for 26,666 shares on the same terms as the loan described above.

Compensation Committee and Decision Making

                  The compensation (other than stock options) of executive officers of the Company was determined by the Compensation Committee consisting of Gene E. Lewis, and Samuel C. Powell. Mr. James D. Skinner, the Chairman, President and Chief Executive Officer of the Company participated in deliberation of the Board of Directors concerning compensation for executive officers other than himself. Messrs. Powell and Skinner have also entered into other transactions with the Company. See "Certain Relationships and Related Transactions."

         Stock options are awarded under the Company's 1983 Stock Option Plan, the Equity Compensation Plan and Non-Employee Director Plan by a stock option committee consisting of the nonemployee members of the Board of Directors:
Samuel C. Powell, and Gene E. Lewis, who are eligible to receive stock options under the Company's 1991 Non-Employee Director Plan. The number of shares issuable pursuant to options granted under the Non-Employee Stock Option Plan is determined by dividing the aggregate award of $10,000 by the exercise price of the options, which was the fair market value of the Company's Common Stock on the date of the award.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information available to the Company as of March 19, 1996, regarding the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than Five Percent (5%) of the outstanding Common Stock, and beneficial ownership of the Common Stock and the Series A Convertible Preferred Stock, par value $1.00 per share (the "Series A Stock"), by (i) each of the Directors of the Company, (ii) the Chief Executive Office and all executive officers whose compensation was $100,000 or greater during 1995 and (iii) all executive officers and Directors of the Company as a group:

                                        Number of Shares       Percent of Common
Name                                    Beneficially Owned     Stock Outstanding

Morgan Capital, L.L.C.                      1,742,222 (1)            11.66%
Harlan Kleiman                                906,667 (2)             6.43%
Leitinger Corp.                               924,444 (3)             6.55%
Magal Company                                 888,889 (4)             6.31%
Mifal Klita                                   960,000 (5)             6.78%

Executive Officers and Directors:

James D. Skinner, Chairman, President
 and Chief Executive Officer                  484,365 (6)             3.56%

Samuel C. Powell, Ph.D., Director             536,209 (7)             4.05%

Gene E. Lewis, Director                        46,675 (8)               *

Robert J. Beckman, Director                     9,976 (9)               *

Harry G. McCoy, Director
  and Vice President                          817,956 (10)             6.20%

George W. Masters, Director                     1,109 (11)               *

Peter J. Heath, Vice President Finance        160,779 (12)             1.21%

Michael A. Terretti, Vice President
 Sales and Marketing                          119,248 (13)               *

Carole A. Golden, Ph.D., Vice President
 Research and Development                     83,166 (14)               *

All directors and executive officers as a
 group (9 in number)                       2,246,483 (15)            15.72%
- ----------
*        Less than one percent (1%)

(1) Includes 1,742,222 shares issuable upon conversion of shares of Series A Stock which will become convertible within the next 60 days. The conversion rate for the Series A Stock fluctuates based on the market price of the Common Stock. Consequently, the number of shares of Common Stock listed as beneficially owned by Morgan Capital, L.L.C. has been calculated based on the closing bid price of the Common Stock for March 26, 1995.

(2) Includes 906,667 shares issuable under Common Stock Purchase Warrants, which are or will become exercisable within the next 60 days.

(3) Includes 924,444 shares issuable upon conversion of shares of Series A Stock which will become convertible within the next 60 days. The conversion rate for the Series A Stock fluctuates based on the market price of the Common Stock. Consequently, the number of shares of Common Stock listed as beneficially owned by Leitinger Corp. has been calculated based on the closing bid price of the Common Stock for March 26, 1995.

(4) Includes 888,889 shares issuable upon conversion of shares of Series A Stock which will become convertible within the next 60 days. The conversion rate for the Series A Stock fluctuates based on the market price of the Common Stock. Consequently, the number of shares of Common Stock listed as beneficially owned by Magal Company has been calculated based on the closing bid price of the Common Stock for March 26, 1995.

(5) Includes 960,000 shares issuable upon conversion of shares of Series A Stock which will become convertible within the next 60 days. The conversion rate for the Series A Stock fluctuates based on the market price of the Common Stock. Consequently, the number of shares of Common Stock listed as beneficially owned by Mifal Klita has been calculated based on the closing bid price of the Common Stock for March 26, 1995.

(6) Includes 216,492 shares of Common Stock issuable under options granted under the Company's stock option plans, 132,317 shares of Common Stock issuable under Non-Qualified Stock Options, and 50,000 shares of Common Stock issuable under Common Stock Purchase Warrants purchased in a private sale by Mr. Skinner, all of which are or will become exercisable within the next 60 days.

(7) Includes 13,334 shares of Common Stock issuable under stock options, 5,000 shares of Common Stock issuable under Non-Qualified Stock Options, and 32,679 shares of Common Stock issuable under Common Stock Purchase Warrants which are or will become exercisable within the next 60 days.

(8) Includes 29,564 shares of Common Stock issuable under options which are or will become exercisable within the next 60 days.

(9) Includes 9,976 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(10) Includes 451,712 shares with contractually provided price protection. See "Amendment of Incorporation to Increase Number of Authorized Shares of Common Stock."

(11) Includes 1,109 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(12) Includes 78,156 shares of Common Stock issuable under stock options, 56,432 shares of Common Stock issuable under Non-Qualified Stock Options, and 10,000 shares of Common Stock issuable under Common Stock Purchase Warrants which are or will become exercisable within the next 60 days.

(13) Includes 60,992 shares of Common Stock issuable under stock options and 43,330 Common Stock issuable under Non-Qualified Stock Options, which are or will become exercisable within the next 60 days.

(14) Includes 83,166 shares of Common Stock issuable under options which are or will become exercisable within the next 60 days.

(15) Includes 492,789 shares issuable under stock options, 237,079 shares of Common Stock issuable under Non-Qualified Stock Options and 92,679 shares of Common Stock issuable under Common Stock Purchase Warrants which are or will become exercisable within the next 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Lease Agreement with Dr. Samuel C. Powell

         In July 1986, the Company executed a lease agreement with Dr. Powell providing for a lease to the Company of approximately 16,743 square feet of space at 1238 Anthony Road, Burlington, North Carolina. Since 1986, the Company has expanded the space rented under the lease to approximately 22,272 square feet. Upon the expiration of the original lease, the Company entered into a new lease with Dr. Powell for the same space and at the same base rental rate for a term of one year ending on May 31, 1990. Effective June 1, 1990, the Company has been leasing the space on a month-to-month basis. The Company is currently leasing space at a rate of approximately $10,000 per month. The Company intends to negotiate a new lease with Dr. Powell in the near future. The Company holds certain rights of first refusal to lease additional space in the building if it becomes available (the building contains a total of 42,900 square feet). The total rent paid by the Company to Dr. Powell during the fiscal year ended December 31, 1995 was approximately $121,000.

Lease Agreement with Warren Land Company (WLC)

         The Company leases a farm in Warren County, North Carolina from WLC for the purposes of maintaining animals to produce antibodies and for research and development. Dr. Powell owns a 12% interest in WLC, and the remainder of WLC is owned by certain of Dr. Powell's family members and their respective families. The arrangement for use of the Warren County facility is on a month-to-month basis at a rental of $2,797 per month. The Company intends to negotiate a new lease with WLC in the near future. The total rent paid by the Company to WLC during the fiscal year ended December 31, 1995 was approximately $34,000.

Loan to Mr. James D. Skinner

         The provisions of non-qualified stock options granted to Mr. Skinner provide that the Company will lend the funds necessary to exercise such stock options. The loans for this purpose will not exceed a term of 36 months and will bear interest at a rate equal to the prime lending rate of Wachovia Bank & Trust Company, N.A. and will be secured by a pledge of the shares purchased with the proceeds of the loan. During 1988, Mr. Skinner exercised non-qualified stock options exercisable into 13,334 shares of Common Stock at an exercise price of $7.50 per share. At Mr. Skinner's request, the Company loaned $100,000 to Mr. Skinner to be used to exercise such options. The loan was secured solely by a pledge of, and as recourse only with respect to, the shares of Common Stock purchased with the proceeds of the loan. Effective May 3, 1990, the Company modified the loan agreement with Mr. Skinner to defer interest payments on such loan until the date upon which the principal comes due. In 1995, the Company modified the loan agreement with Mr. Skinner to extend the maturity date of the loan to September 28, 1996. The outstanding balance of such loan as of December 31, 1995, was $100,000, excluding accrued interest thereon.

Loan From Dr. Samuel C. Powell

On December 18, 1995, the Company borrowed $100,000 from Dr. Samuel C. Powell in the form of a 90 day loan. The loan had an interest rate of 10.5%. The Company repaid the principal and interest in February, 1996.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.



         a.       (i)      Financial Statements

                           Report of Independent Auditors...................

                           Consolidated Balance Sheets at December
                             31, 1995 and 1994...............................
                           Consolidated Statements of Operations
                             for the years ended December 31,
                             1995, 1994 and 1993.............................
                           Consolidated Statements of Stockholders'
                             Equity for the years
                             ended December 31, 1995,
                             1994 and 1993...................................
                           Consolidated Statements of Cash
                             Flows for the years ended
                             December 31, 1995, 1994 and 1993...........
                           Notes to Consolidated Financial
                             Statements........................................
                  (ii)     Consolidated Financial Statement Schedules

                           Schedule V - Valuation and
                             Qualifying Accounts ...............................

                 (iii)     MEDTOX Financial Statements

                           Report of Independent Auditors.......................

                           Consolidated Balance Sheets at December
                             31, 1995 and 1994...................................
                           Consolidated Statements of Operations
                             for the years ended December 31, 1995,
                             1994 and 1993.......................................
                           Consolidated Statements of Stockholders'
                             Equity for the years ended
                             December 31, 1995, 1994 and 1993....................
                           Consolidated Statements of Cash
                             Flows for the years ended
                             December 31, 1995, 1994, 1993.......................
                           Notes to Consolidated Financial
                             Statements........................................

                 (iv)      Unaudited Pro Forma Consolidated Financial Information

                           Introduction.........................................

                           Unaudited Pro Forma Consolidated Balance Sheet at
                             December 31, 1995..................................
                           Unaudited Pro Forma Consolidated Statement of
                             Operations for the year ended December 31, 1995....
                           Notes to Unaudited Pro Forma Consolidated Financial
                             Statements.........................................


                  All other financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

                  (v)     Exhibits

                           3.1 Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 1986).

                           3.2      Restated Certificate of Incorporation of the
                                    Registrant filed with the Delaware Secretary of State on July 29, 1994 (incorporated by reference to Exhibit 3.8 filed with the Registrant's Form 10-K for fiscal year ended
                                    December 31, 1994).

                           3.3      Certificate  of Amendment of  Certificate of
                                    Incorporation of the Registrant, filed with the Delaware Secretary of State on November 27, 1995.

                           3.4      Amended   Certificate  of   Designations  of
                                    Preferred   Stock   (Series  A   Convertible
                                    Preferred  Stock) of the  Registrant,  filed
                                    with  the  Delaware  Secretary  of  State on


                                    January 29, 1996 (incorporated by reference to Exhibit 3.1 filed with the Registrant's report on Form 8-K dated January 30, 1996.)

                           10.1     Lease  Agreement  dated  as of June 1,  1986
                                    between  Samuel C.  Powell,  as lessor,  and
                                    Environmental  Diagnostics,  Inc. as lessee,
                                    relating to premises at 1238  Anthony  Road,
                                    Burlington,  North Carolina (incorporated by
                                    reference  to  Exhibit  1.5  filed  with the
                                    Registrant's  Report on Form 8-K dated  July
                                    18, 1986).

                           10.2 Registrant's Stock Option Plan (as amended and restated) (incorporated by reference to
                                    Exhibit  10.2  filed  with the  Registrant's
                                    Report on Form 10-K for the fiscal year ended December 30, 1990).

                           10.3     Second  Amendment dated December 31, 1986 to
                                    Exclusive  License  Agreement  amending  and
                                    restating  exclusive  license granted by the
                                    Registrant     to     Disease      Detection
                                    International,    Inc.    (incorporated   by
                                    reference  to Exhibit  10.25  filed with the
                                    Registration  Statement  on Form  S-1  dated
                                    August  26,   1987,   Commission   File  No.
                                    33-15543).

                           10.4 Employment Agreement between the Registrant and James D. Skinner dated as of July 1,
                                    1987  (incorporated  by reference to Exhibit
                                    10.15 filed with the Registrant's Form 10-K for the fiscal year ended December 31,
                                    1988).

                           10.5     Non-Qualified Stock Option Agreement between
                                    the Registrant and James D. Skinner dated as
                                    of July 1, 1987  (incorporated  by reference
                                    to Exhibit 10.26 filed with the Registrant's
                                    Registration  Statement  on Form  S-1  dated
                                    August  26,   1987,   Commission   File  No.
                                    33-15543).

                           10.6     Non-Qualified Stock Option Agreement between
                                    the   Registrant   and   James  D.   Skinner
                                    (incorporated  by reference to Exhibit 10.17
                                    filed  with the  Registrant's  Form 10-K for
                                    the fiscal year ended December 31, 1988).

                           10.7     Non-Qualified Stock Option Agreement between
                                    the Registrant and James D. Skinner dated as
                                    of  August   10,   1988   (incorporated   by
                                    reference  to Exhibit  10.18  filed with the
                                    Registrant's  Form 10-K for the fiscal  year
                                    ended December 31, 1987).

                           10.8     Lease  Agreement,  dated as of June 1,  1989
                                    between  Samuel C.  Powell,  as lessor,  and
                                    EDITEK,   as  lessee  relating  to  premises
                                    located at 1238  Anthony  Road,  Burlington,
                                    North Carolina (incorporated by reference as
                                    filed with the  Registrant's  report on Form
                                    10-Q for the quarter ended June 30, 1989).

                           10.9     Promissory  Note dated as of  September  10,
                                    1988 by James D.  Skinner to the  Registrant
                                    (incorporated by reference to Exhibit 10.27 filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1989).

                           10.10    Pledge  Agreement  dated as of September 10,
                                    1988  between  the  Registrant  and James D.
                                    Skinner   (incorporated   by   reference  to
                                    Exhibit  10.28  filed with the  Registrant's
                                    Form 10-K for the fiscal year ended December
                                    31, 1989).

                           10.11    Stock   Option    Agreement    between   the
                                    Registrant and Gene E. Lewis dated as of May
                                    4,  1990.   (Incorporated  by  reference  to
                                    Exhibit  10.33  filed with the  Registrant's
                                    Form 10-K for the fiscal year ended December
                                    31, 1990).


                           10.12    Stock  Option  Agreement  dated  May 4, 1990
                                    between the  Registrant and Samuel C. Powell
                                    amending  and  restating  the  Non-Qualified
                                    Stock   Option    Agreement    between   the
                                    Registrant  and Samuel C. Powell dated as of
                                    May 23, 1988.  (Incorporated by reference to
                                    Exhibit  10.34  filed with the  Registrant's
                                    Form 10-K for the fiscal year ended December
                                    31, 1990).

                           10.13    Loan  Modification  Agreement  dated  May 3,
                                    1990  between  the  Registrant  and James D.
                                    Skinner  regarding the Promissory Note dated
                                    as of September 10, 1988 by James D. Skinner
                                    to   the   Registrant.    (Incorporated   by
                                    reference  to Exhibit  10.36  filed with the
                                    Registrant's  Form 10-K for the fiscal  year
                                    ended December 31, 1990).

                           10.14    Stock Purchase  Agreements  dated as of July
                                    19, 1991 between the  Registrant  and Walter
                                    O.  Fredericks,  Peter J.  Heath,  Samuel C.
                                    Powell, and James D. Skinner. (Incorporated by reference to Exhibit (a) filed with the Registrant's Form 10-Q for the quarter ended
                                    June 30, 1991).

                           10.15    Form of Stock Purchase Agreement dated as of
                                    September 3, 1992 between the Registrant and
                                    Purchasers of EDITEK's common stock in a private placement on September 3, 1992.
                                    (Incorporated by reference in Exhibit 10.46 filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1992).

                           10.16    Agreement  and Plan of  Merger  between  the
                                    Registrant,  PDLA  Acquisition  Corporation,
                                    and  Princeton  Diagnostic  Laboratories  of
                                    America,   Inc.   dated  October  12,  1993.
                                    (Incorporated  by  reference  to Exhibit (a)
                                    filed  with the  Registrant's  Form 10-Q for
                                    the quarter ended September 30, 1993.)

                           10.17    Registrant's   Amended  and  Restated  Stock
                                    Option  Plan  for   non-employee   directors
                                    (incorporated  by  reference  to  Exhibit  4
                                    filed  with  the  Registrant's  Registration
                                    Statement  on Form S-8  dated  February  21,
                                    1995, Commission File No. 33-89646).

                           10.18    Registrant's    Equity   Compensation   Plan
                                    (incorporated  by  reference  to  Exhibit  4
                                    filed  with  the  Registrant's  Registration
                                    Statement  on Form S-8  dated  November  11,
                                    1993, Commission File No. 33-71490).

                           10.19    Registrant's  Amended and Restated Qualified
                                    Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Form
                                    S-8 dated November 11, 1993, Commission File
                                    No. 33-71596).

                           10.20    Non-Qualified Stock Option Agreement between
                                    the  Registrant  an  Mark  D.  Dibner  dated
                                    January 14, 1993  (incorporated by reference
                                    to Exhibit  4.2 filed with the  Registrant's
                                    Registration  Statement  on Form  S-8  dated
                                    February  21,  1995,   Commission  File  No.
                                    33-89646).

                           10.21    Loan  Modification  Agreement dated December
                                    15, 1994 between the Registrant and the North Carolina Biotechnology Center.

                           10.22    Asset Purchase Agreement dated as of July 1,
                                    1995  between  the   Registrant  and  MEDTOX
                                    Laboratories,    Inc.    (incorporated    by
                                    reference  to  Exhibit  10.1  filed with the
                                    Registrant's   Report   on  Form  8-K  dated
                                    January 30, 1996).



                           10.23    Amendment  Agreement  dated as of January 2,
                                    1996  between  the   Registrant  and  MEDTOX
                                    Laboratories,    Inc.    (incorporated    by
                                    reference  to  Exhibit  10.2  filed with the
                                    Registrant's   Report   on  Form  8-K  dated
                                    January 30, 1996).

                           10.24    Assignment Agreement dated as of January 10,
                                    1996  between  and  among  the   Registrant,
                                    MEDTOX  Laboratories,  Inc. and  Psychiatric
                                    Diagnostic  Laboratories  of  America,  Inc.
                                    (incorporated  by  reference to Exhibit 10.3
                                    filed with the  Registrant's  Report on Form
                                    8-K dated January 30, 1996).

                           10.25    Amendment  Agreement dated as of January 30,
                                    1996    among   the    Registrant,    MEDTOX
                                    Laboratories,     Inc.    and    Psychiatric
                                    Diagnostic Laboratories of America, Inc.

                           10.26    Loan and Security  Agreement  (together with
                                    the Exhibits and  Schedules  thereto) by and
                                    between    the    Registrant,    Psychiatric
                                    Diagnostic  Laboratories  of America,  Inc.,
                                    diAGnostix,  inc. and Heller Financial, Inc.
                                    dated  January  30,  1996  (incorporated  by
                                    reference  to  Exhibit  10.4  filed with the
                                    Registrant's   Report   on  form  8-K  dated
                                    January 30, 1996).

                           10.27    Term  Note A  executed  by  the  Registrant,
                                    Psychiatric   Diagnostic   Laboratories   of
                                    America,  Inc.  and  diAGnostix  in favor of
                                    Heller  Financial,  Inc.  dated  January 30,
                                    1996  (incorporated  by reference to Exhibit
                                    10.5 filed with the  Registrant's  Report on
                                    Form 8-K dated January 30, 1996).

                           10.28    Term  Note B  executed  by  the  Registrant,
                                    Psychiatric   Diagnostic   Laboratories   of
                                    America,  Inc.  and  diAGnostix  in favor of
                                    Heller  Financial,  Inc.,  dated January 30,
                                    1996  (incorporated  by reference to Exhibit
                                    10.6 filed with the  Registrant's  Report on
                                    Form 8-K dated January 30, 1996).

                           10.29    Assignment for Security  (Patents)  executed
                                    by  the   Registrant   in  favor  of  Heller
                                    Financial,  Inc.,  dated  January  30,  1996
                                    (incorporated  by  reference to Exhibit 10.7
                                    filed with the  Registrant's  Report on Form
                                    8-K dated January 30, 1996).

                           10.30    Assignment    for    Security    -    EDITEK
                                    (Trademarks)  executed by the  Registrant in
                                    favor  of  Heller  Financial,   Inc.,  dated
                                    January 30, 1996  (incorporated by reference
                                    to Exhibit 10.8 filed with the  Registrant's
                                    Report on Form 8-K dated January 30, 1996).

                           10.31    Assignment    for   Security   -   Princeton
                                    (Trademarks)     executed    by    Princeton
                                    Diagnostic  Laboratories of America, Inc. in
                                    favor  of  Heller  Financial,   Inc.,  dated
                                    January 30, 1996  (incorporated by reference
                                    to Exhibit 10.9 filed with the  Registrant's
                                    Report on Form 8-K dated January 30, 1996).

                           10.32    Lease Agreement between MEDTOX Laboratories,
                                    Inc.  and Phoenix  Home Life Mutual Ins. Co.
                                    dated April 1, 1992, and amendments  thereto
                                    (incorporated by reference to Exhibit 10.10 filed with the Registrant's Report on Form
                                    8-K dated January 30, 1996).

                           10.33 Employment Agreement between the Registrant and Harry G. McCoy dated January 30, 1996.

                           10.34    Registrant's  Amended  and  Restated  Equity
                                    Compensation  Plan  (increasing   shares  to
                                    3,000,000).

                           10.35    Asset Purchase Agreement dated as of May 31,
                                    1995   between   the   Registrant,    Bioman
                                    Products,  Inc. and NOVAMANN  International,
                                    Inc.

                           10.36    Securities  Purchase Agreement dated January
                                    31, 1996 between the Registrant and Harry G.
                                    McCoy.

                           10.37    Registration Rights Agreement dated February
                                    1, 1996 between the  Registrant and Harry G.
                                    McCoy.

                           10.38 Agreement regarding rights to "MEDTOX" name dated as of January 30, 1996 between the Registrant and Harry G. McCoy.

                           10.39    Warrant  Agreement  dated as of December 18,
                                    1995  between   Samuel  C.  Powell  and  the
                                    Registrant.

                            24.1    Consent of Ernst & Young LLP

                             27     Financial Data Schedule

                           99.0     Report of KPMG Peat Marwick LLP

         b.       Reports on Form 8-K

                  There was no report on Form 8-K filed for the three months ended December 31, 1995.






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  EDITEK, INC.
                               Report on Form 10-K
                        for year ended December 31, 1995

                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K

EXHIBIT #                  DESCRIPTION OF EXHIBIT

  10.33                    Employment Agreement between the
                             Registrant and Harry G. McCoy dated
                           January 30, 1996.

  10.34                    Registrant's Amended and Restated Equity
                           Compensation Plan (increasing shares to
                           3,000,000).

  10.35                    Asset Purchase Agreement dated as of
                           May 31, 1995 between the Registrant,
                           Bioman Products, Inc. and NOVAMANN
                           International, Inc.

  10.36                    Securities Purchase Agreement dated
                           January 31, 1996 between the Registrant
                           and Harry G. McCoy.

  10.37                    Registration Rights Agreement dated
                           February 1, 1996 between the Registrant
                           and Harry G. McCoy.

  10.38                    Agreement regarding rights to "MEDTOX"
                           name dated as of January 30, 1996 between the Registrant and Harry G. McCoy.

  10.39 Warrant Agreement dated as of December 18, 1995 between Samuel C. Powell and the Registrant.

   24.1                    Consent of Ernst & Young LLP

   27                      Financial Data Schedule

  99.0                     Report of KPMG Peat Marwick LLP


                                SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1996.

                                              EDITEK, Inc.
                                              Registrant

                                              By: /s/ James D. Skinner
                                              James D. Skinner
                                              President,
                                              Principal Executive Officer and
                                              Chairman of the Board

            Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 Signature                      Title                   Date

/s/ James D. Skinner           President,               March 27, 1996
James D. Skinner               Principal Executive
                               Officer, and
                               Chairman of the Board

/s/ Samuel C. Powell           Director                  March 27, 1996
Samuel C. Powell, Ph.D.

/s/ Peter J. Heath             Vice President of         March 27, 1996
Peter J. Heath                 Finance and Chief
                               Financial Officer

/s/ Gene E. Lewis              Director                  March 27, 1996
Gene E. Lewis

/s/ Robert J. Beckman          Director                  March 27, 1996
Robert J. Beckman

/s/ Harry G. McCoy, Pharm.D.   Director                  March 27, 1996
Harry G. McCoy, Pharm.D.

/s/ George W. Masters          Director                  March 27, 1996
George W. Masters




                                  EDITEK, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 1995 and 1994




                                    CONTENTS


Report of Independent Auditors............................1

Consolidated Financial Statements

Consolidated Balance Sheets...............................2
Consolidated Statements of Operations.....................4
Consolidated Statements of Stockholders' Equity...........5
Consolidated Statements of Cash Flows.....................6
Notes to Consolidated Financial Statements................7







                         Report of Independent Auditors


The Board of Directors
EDITEK, Inc.


We have audited the accompanying consolidated balance sheets of EDITEK, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDITEK, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            Ernst & Young LLP
February 23, 1996




                                  EDITEK, Inc.

                           Consolidated Balance Sheets





                                                                    DECEMBER 31
                                                                 1995        1994
                                                                  (IN THOUSANDS)
    ASSETS
    Current assets:
   Cash and cash equivalents                                   $   258    $ 1,105

   Accounts receivable:
     Trade, less allowance for doubtful accounts (1995--
     $130,000; 1994--$206,000)                                     977        737
     Other                                                          52        106
                                                                 1,029        843
   Inventories:
     Raw materials                                                 588        532
     Work in process                                               169         64
     Finished goods                                                180        257
                                                                   937        853

   Deposit on acquisition (NOTE 2)                                 500       --
   Prepaid expenses and other                                      368        272
Total current assets                                             3,092      3,073

Equipment and improvements:
   Furniture and equipment                                       2,945      5,689
   Leasehold improvements                                          282      1,692
                                                                 3,227      7,381
   Less accumulated depreciation and amortization               (2,630)    (6,326)
                                                                   597      1,055

Goodwill, net of amortization of $7,000 in 1995 and $147,000
in 1994 (NOTES 2 AND 3)                                            117      3,247
Other assets                                                      --            3
Total assets
                                                               $ 3,806    $ 7,378



                                                                    DECEMBER 31
                                                                1995         1994
                                                                  (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit (NOTE 4)                                   $   --      $    850
   Accounts payable                                             1,184       1,105
   Accrued expenses                                               834         347
   Accrued restructuring expenses (NOTE 3)                        368        --
   Deferred revenues                                               42          39
   Current portion of long-term debt (NOTE 4)                      82          95
   Note payable to director                                       100        --
   Current portion of capital lease                              --            23
Total current liabilities                                       2,610       2,459

Long-term debt (NOTE 4)                                          --            63

Other liabilities (NOTE 3)                                        258        --

Stockholders' equity (NOTES 5 AND 6):
   Preferred Stock--authorized 1,000,000 shares; no shares
   issued or outstanding                                         --          --
   Common Stock, $.15 par value; authorized--30,000,000
   shares; issued and outstanding--10,439,775 shares in
   1995 and 8,075,339 shares in 1994
                                                                1,566       1,211
   Additional paid-in capital                                  33,973      30,132
   Accumulated deficit                                        (34,425)    (26,382)
                                                                1,114       4,961
       Less: Note receivable from officer                        (100)       (100)
             Treasury stock                                       (76)         (5)
                                                                  938       4,856
Total liabilities and stockholders' equity
                                                             $  3,806    $  7,378



SEE ACCOMPANYING NOTES.

                                  EDITEK, Inc.

                      Consolidated Statements of Operations


                                                                YEAR ENDED DECEMBER 31


                                                          1995           1994          1993
                                                                     (IN THOUSANDS)

Revenues:
Laboratory service revenues                         $     4,312    $     3,647    $      --

Product sales                                             2,725          2,536          2,295
Royalties and fees                                          300            200            257
Interest and other income                                   189            210             81
                                                          7,526          6,593          2,633

Costs and expenses:
Cost of services                                          4,349          3,902           --
Cost of sales                                             2,240          2,142          2,024
Selling, general and administrative                       4,206          3,341          2,152
Research and development                                    920            729            825
Interest and financing costs                                 23             25              9
Arbitration costs (NOTE 9)                                 --             --              689
Restructuring costs (NOTE 3)                              3,831           --             --
                                                         15,569         10,139          5,699
Net loss                                            $    (8,043)   $    (3,546)   $    (3,066)


Loss per share of common stock                      $      (.85)   $      (.49)   $      (.56)


Weighted average number of shares of common stock
outstanding                                           9,445,707      7,204,244      5,429,128



SEE ACCOMPANYING NOTES.

                                  EDITEK, Inc.

                Consolidated Statements of Stockholders' Equity

                                                                                           NOTE
                                                                ADDITIONAL              RECEIVABLE
                                                                  PAID-IN   ACCUMULATED    FROM      TREASURY
                                              SHARES     AMOUNT   CAPITAL      DEFICIT  STOCKHOLDER   STOCK         TOTAL
Balances at December 31, 1992                4,885,629   $  733   $21,467   $  (19,770)   $ (100)   $    (5)      $ 2,325
   Exercise of stock options and warrants      217,194       32       268         --        --         --             300
   Sale of stock                                10,754        2        38         --        --         --              40
   Private placement of common stock           955,654      143     3,489         --        --         --           3,632
   Net loss                                       --       --        --         (3,066)     --         --          (3,066)
Balances at December 31, 1993                6,069,231      910    25,262      (22,836)     (100)        (5)        3,231
   Exercise of stock options and warrants       23,019        4        43         --        --         --              47
   Stock issued for PDLA acquisition         1,167,729      175     3,803         --        --         --           3,978
   Sale of stock                                15,360        2        31         --        --         --              33
   Private placement of common stock           800,000      120       993         --        --         --           1,113
   Net loss                                       --       --        --         (3,546)     --         --          (3,546)
 Balances at December 31, 1994               8,075,339    1,211    30,132      (26,382)     (100)        (5)        4,856
   Exercise of stock options and warrants      156,347       23       170         --        --         --             193
   Stock issued for Bioman acquisition          21,489        3        58         --        --         --              61
   Sale of stock                                12,037        2        25         --        --         --              27
   Stock issued for conversion of debt          16,100        3        59         --        --         --              62
   Purchase of treasury stock                     --       --        --           --        --          (71)          (71)
   Private placement of common stock         2,158,463      324     3,529         --        --         --           3,853
   Net loss                                       --       --        --         (8,043)     --         --          (8,043)
Balances at December 31, 1995               10,439,775   $1,566   $33,973   $  (34,425)   $ (100)   $   (76)   $      938

SEE ACCOMPANYING NOTES.

                                  EDITEK, Inc.

                      Consolidated Statements of Cash Flows



                                                                 YEAR ENDED DECEMBER 31

                                                              1995       1994         1993
                                                                    (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss                                                    $(8,043)   $(3,546)   $(3,066)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                644        633        318
   Restructuring charge                                       3,831       --         --
   Provision for losses on accounts receivable                  (54)        58         (6)
   Provision for obsolete inventory                             (13)         5          5
   Gain on sale or retirement of equipment                     --         --          (16)
   Changes in operating assets and liabilities, net of
      acquisition:
        Accounts receivable                                     (22)        31         34
        Inventories                                             (58)      (306)       (84)
        Prepaid expenses and other                             (589)       (19)       (26)
        Accounts payable and accrued expenses                   453        116       (121)
        Deferred revenues                                         3        (17)        19
        Leases payable                                          (23)       (37)      --
Net cash used in operating activities                        (3,871)    (3,082)    (2,943)

INVESTING ACTIVITIES
Purchase of equipment and improvements                         (177)      (505)      (339)
Proceeds from sale of equipment                                --         --           41
Purchase of PDLA, net of cash acquired                         --           89       --
Cash used for Bioman acquisition                                (37)      --         --
Net cash used in investing activities                          (214)      (416)      (298)

FINANCING ACTIVITIES
Proceeds from issuance of stock for:
   Private placement                                          4,115      1,159      3,656
   Costs related to private placement                          (262)       (46)       (24)
   Sale of stock                                                 27         33         40
   Exercise of stock warrants and options                       193         47        300
Purchase of treasury stock                                      (71)      --         --
Proceeds from line of credit, loan payable and note
payable                                                         119        850         13
Principal payments on line-of-credit and loan payable          (883)      --         --
Net cash provided by financing activities                     3,238      2,043      3,985
(Decrease) increase in cash and cash equivalents               (847)    (1,455)       744
Cash and cash equivalents at beginning of year                1,105      2,560      1,816
Cash and cash equivalents at end of year                    $   258    $ 1,105    $ 2,560


SUPPLEMENTAL NONCASH ACTIVITIES

During 1995, the Company issued $62,000 of common stock related to the conversion of debt and issued $61,000 of common stock in connection with the acquisition of Bioman.

                                  EDITEK, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements include the accounts of EDITEK, Inc. ("EDITEK") and its wholly-owned subsidiaries, Princeton Diagnostic Laboratories of America, Inc. ("PDLA") and diAGnostix, Inc. (collectively referred to as "the Company"). EDITEK is engaged in the research, development and sale of products based upon enzyme immunoassay technology for the detection of antibiotic residues, mycotoxins, drugs of abuse and other hazardous substances. PDLA provides clinical testing services for the detection of substances of abuse and diAGnostix, Inc. distributes agridiagnostic and food safety testing products. All significant intercompany transactions and balances have been eliminated.

TRADE ACCOUNTS RECEIVABLE

Sales are made to local, national and international customers including livestock producers, food processors, veterinarians, government agencies, medical professionals, corporations, law enforcement agencies and healthcare facilities. Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and services. The Company extends credit based on an evaluation of the customer's financial condition and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. At December 31, 1995 and 1994, the inventory included a reserve of $12,000 and $25,000, respectively, for lower of cost or market and for obsolescence.

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost. Provisions for depreciation have been computed using the straight-line method to amortize the cost of depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the economic useful lives of the improvements.

                                  EDITEK, Inc.

                   Notes to Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales are recognized in the statement of operations when products are shipped or services are rendered.

ROYALTIES AND FEES

The Company receives reimbursement for certain research and development costs. The reimbursement is recorded as royalties and fees.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments maturing within three months when purchased.

LOSS PER SHARE OF COMMON STOCK

Loss per share of common stock amounts are based on the weighted average number of shares of common stock outstanding. All other common stock equivalents, including convertible debt disclosed in Note 4, were anti-dilutive and therefore were not included in the computation of loss per share, for all periods presented.

RELATED PARTY TRANSACTIONS

The Company has transactions with related parties. The specific transactions are disclosed in the applicable notes to the financial statements.

                                  EDITEK, Inc.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill is amortized on a straight-line basis over 20 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows (see Note 3).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

RECLASSIFICATIONS

Certain reclassifications have been made to the years 1994 and 1993 to conform with the 1995 presentation. Such reclassifications had no effect on previously reported net loss or accumulated deficit.

                                  EDITEK, Inc.

2.    ACQUISITIONS

In January, 1996, the Company acquired MEDTOX Laboratories, Inc., ("MEDTOX") a toxicology laboratory located in St. Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 2,517,306 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized approximately $22 million of goodwill. The goodwill is being amortized over a period of 20 years.

The Company financed the acquisition by issuing $19 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. The Company also entered into a revolving line of credit of up to $7 million for working capital purposes.

At December 31, 1995, the Company had $500,000 in an escrow account as a required deposit toward the MEDTOX acquisition.

The following unaudited proforma information presents the results of operations of the Company and MEDTOX for the year ended December 31, 1995, as if the acquisition had been consummated as of January 1, 1995.

      Revenues                         $27,745
      Net loss                         $ 4,459
      Net loss per share               $  (.37)


On June 1, 1995, the Company acquired Bioman Products, Inc., ("Bioman") an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which is being amortized over a period of 20 years. The consolidated results of operations for the year ended December 31, 1995 included the results of the Bioman operations from June 1, 1995 to December 31, 1995.

The Company acquired PDLA on February 11, 1994 by issuing 826,790 shares of its common stock in exchange for all of the outstanding shares of PDLA's stock. The total value of the exchange was $3,876,000. The acquisition was accounted for under the purchase method of accounting and the Company recorded goodwill of $3,394,000. Additional shares of common stock were subsequently issued to former major shareholders of PDLA through price protection agreements. The consolidated results of operations for the year ended December 31, 1994 include the results of the PDLA

                                  EDITEK, Inc.

2.    ACQUISITIONS (CONTINUED)

operations from February 12, 1994 to December 31, 1994. As further discussed in
Note 3, the Company plans to consolidate the PDLA operations into a newly acquired Company. The remaining PDLA goodwill of $3.1 million was written-off during the fourth quarter.

3.    RESTRUCTURING CHARGES

During the fourth quarter of 1995, the Company recorded a restructuring charge of $3,831,000, primarily relating to the consolidation of all laboratory testing services into the recently acquired MEDTOX laboratory. The laboratory services performed at PDLA will be discontinued and sample testing will be transitioned to MEDTOX. The Company will maintain client services, the courier network and certain sales/administrative functions in the reduced PDLA facility.

The restructuring charge includes a $3,100,000 cost of the write-off of the goodwill associated with the PDLA acquisition. An additional $731,000 of the charge is for the write-off of net assets and future minimum lease obligations at PDLA. A liability of $258,000 related to future minimum lease payments for the period 1997 through 2000 has been classified as noncurrent.

4.    DEBT

On August 15, 1989, the Company entered into a long-term loan agreement with a state funded, non-profit organization whereby the Company borrowed an aggregate of $125,000 to fund the development cost of a test for Chlamydia, a sexually transmitted disease. The loan originally had an interest rate of seven and one half percent (7.5%) per annum with all principal and interest due on August 15, 1994. The Company amended the loan agreement on the due date and issued 16,100 shares of common stock as repayment for $62,000 of the loan. The remaining principal, $63,000, now bears interest at the rate of nine percent (9%) per annum; this principal and interest, which are due on August 15, 1996, are convertible into shares of common stock.

On March 1, 1994, the Company entered into a line of credit arrangement for up to $1,000,000 at an interest rate of 5.82%. The line-of-credit was repaid and terminated in 1995.

On December 18, 1995, the Company borrowed $100,000 from a Director at an interest rate of 10.5%. The Company repaid the principal and interest in February, 1996.

                                  EDITEK, Inc.

4.    DEBT (CONTINUED)

Interest paid for all outstanding debt was $19,000, $19,000 and $9,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

5.    STOCKHOLDERS' EQUITY

The Company has sold its common stock in various private transactions as follows:


                      NUMBER OF SHARES         PRICE             NET
                                              PER SHARE        PROCEEDS
   1995                 2,158,463          $1.63 to $2.25     $3,853,000
   1994                 800,000            $1.01 to $2.03     $1,113,000
   1993                 955,654            $3.01 to $5.20     $3,632,000

At December 31, 1995, shares of common stock reserved for future issuance are as follows:

Common stock warrants:
   Series J                                 60,000
   Series K                                 50,000
   Series L                                320,000
   Series M                                 10,550
   Series N                                 32,679
Common stock options:
   Incentive                               449,406
   Non-Employee Director                   239,540
   Nonqualified                             41,093
Qualified Employee Stock Purchase Plan      76,241
Equity Compensation Plan                 2,998,333
Convertible Debt                            21,856
                                         4,299,698

6.    STOCK OPTION AND PURCHASE PLANS

INCENTIVE STOCK OPTION PLAN

The Company has an Incentive Stock Option Plan (the "Plan") under which options to purchase shares of common stock may be granted to officers, directors and employees at a price which is not less than fair market value at the date of grant. Options generally become exercisable in installments over a period of one to five years. Under the incentive plan, no additional options may be granted subsequent to June 23, 1993.

                                  EDITEK, Inc.

6.    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

Following is a summary of transactions:


                                                                              SHARES UNDER OPTION

                                                                       1995          1994          1993
   Outstanding, beginning of year                                    461,657       483,262       500,860
   Granted during the year                                               --            --         13,414
   Canceled during the year                                          (12,251)      (17,105)      (5,965)
        Exercised   during  the  year   (1994--$1.41  per  share;
        1993--$.55 to $6.25 per share)                                   --        (4,500)       (25,047)
        Outstanding,  end  of  year  (1995--$.45  to  $10.38  per
        share;  1994--$.45  to $10.38  per share;  1993--$.45  to
        $10.38 per share)                                            449,406       461,657       483,262
        Exercisable,  end  of  year  (1995--$.45  to  $10.38  per
        share;  1994--$.45  to $10.38  per share;  1993--$.45  to
        $10.38 per share)                                            448,536       442,182       374,867

EQUITY COMPENSATION PLAN

Effective October 26, 1993 the Company adopted an equity compensation plan that includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. A total of 3,000,000 shares have been authorized for the plan. As of December 31, 1995, 721,039 options are outstanding and 298,436 have vested.

NON-EMPLOYEE DIRECTOR PLAN

The Company maintains a stock option plan for non-employee directors under which options to purchase shares of common stock may be granted to directors of the Company who are not employees of the Company. At December 31, 1995, 47,864 options that have been granted are outstanding.

NONQUALIFIED STOCK OPTIONS

On July 1, 1987, the Company granted nonqualified options to purchase 66,667 shares of common stock to an officer at $14.70 per share. Subsequently, 26,667 of the options were canceled and reissued under the Incentive Stock Option Plan and the remaining 40,000 options were canceled and reissued at $7.50 per share. In September 1988 the officer exercised options to purchase 13,334 shares of common stock. Pursuant to the terms of the option agreement, the Company provided a loan to the officer for the amount of the funds necessary to exercise the options. The stock acquired is held by the Company as collateral for the loan and the officer is to pay interest on the borrowed funds

                                  EDITEK, Inc.

6.    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

at a rate equal to the prime rate in effect from time to time with adjustments in the interest accrual rate to occur on the same date that the prime rate changes. In May 1990 the remaining 26,666 options were canceled and reissued at $3.75 per share.

On August 10, 1988, the Company granted nonqualified options to purchase 6,667 shares of common stock to an officer at $3.75 per share. At December 31, 1995, 6,667 options are exercisable.

On January 14, 1993, the Company granted nonqualified options to purchase 7,760 shares of common stock to a director at $8.19 per share. At December 31, 1995, the 7,760 options are exercisable.

The shares of common stock covered by these nonqualified options are restricted as to transfer under applicable securities laws.

QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

The Company has a Qualified Employee Stock Purchase Plan (the "Purchase Plan") under which all regular employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 150,000, subject to adjustment for any future stock splits or dividends. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan. Following is a summary of transactions:


                                                                              SHARES SUBSCRIBED

                                                                  1995          1994           1993
   Outstanding, beginning of year                               13,725          7,943         18,829
   Subscribed during the year                                    4,942         23,005          6,386
   Canceled during the year                                     (3,128)        (1,863)        (6,518)
   Purchased during the year (1995--$1.70 to $2.55 per
       share; 1994--$1.60 to $3.63 per share; 1993--$2.19 to
       $6.96 per share)                                        (12,037)       (15,360)       (10,754)
   Outstanding, end of year (1995--$1.70 to $3.09 per
       share; 1994--$1.70 to $3.94 per share;1993--$2.17 to
       $6.96 per share)                                          3,502         13,725          7,943

                                  EDITEK, Inc.

6.    STOCK OPTION AND PURCHASE PLANS (CONTINUED)

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock issued to Employees," and intends to continue to do so.

7.    LEASES

The Company leases office and research facilities from a director under an operating lease. The lease is currently a month to month lease. Rental payments to this director were approximately $121,000, $119,000, and $109,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company leases farm facilities for production of certain of its products from a company of which a director owns a 12% interest. The lease is currently a month to month lease. Rental payments to this company were approximately $34,000 for the years ended December 31, 1995, 1994 and 1993.

The Company leases certain office equipment and facilities under operating leases. As of December 31, 1995, the Company is obligated for minimum lease payments under noncancellable leases as follows:

      1996                                               $178,000
      1997                                                174,000
      1998                                                171,000
      1999                                                170,000
      2000 and thereafter                                  57,000
                                                         $750,000


Rent expense (including amounts to the director for the leased facilities) amounted to $435,000, $410,000 and $151,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

8.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                  EDITEK, Inc.

8.    INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:



                                                          1995            1994
Deferred tax liabilities:
  Capital leased assets                            $     (6,000)   $     (7,000)
Total deferred tax liabilities                           (6,000)         (7,000)

Deferred tax assets:
  Excess fixed asset basis                              153,000          34,000
  Allowance for bad debts                                49,000          78,000
  Accrued vacation pay                                   48,000          43,000
  Net acquisition costs                                 241,000         241,000
  Net operating loss carryforwards                   11,271,000       9,805,000
  Research and experimental credit carryforwards        456,000         426,000
  Uniform capitalization reserve                         22,000            --
  Restructuring costs                                   157,000            --
  Other                                                  63,000          26,000
Total deferred tax assets                            12,460,000      10,653,000
Valuation allowance for deferred assets             (12,454,000)    (10,646,000)
Total deferred tax assets                                 6,000           7,000
Net deferred tax assets(liabilities)               $       --      $       --


During 1995 and 1994, the valuation allowance increased by $1,808,000 and $2,644,000, respectively.

At December 31, 1995, the Company has available to offset future taxable income for financial reporting and federal tax purposes, operating loss carryforwards of approximately $29,488,000 expiring in 1998 through 2009. Research and experimental credits of approximately $456,000, expiring in 1998 through 2009, are also available to offset future income tax liabilities.

The Company acquired approximately $2,473,000 in net operating loss carryforwards when it purchased PDLA. This amount is included in total net operating loss carryforwards described in the preceding paragraph. Future use of this carryforward will be limited based on the Separate Return Limitation Year ("SRLY") Rules found in Proposed Treasury Regulation 1.1502-21(c). These rules limit the use of a net operating

                                  EDITEK, Inc.

8.    INCOME TAXES (CONTINUED)

loss carryforward into consolidated return years. The limitation, computed annually, limits the use of the SRLY net operating loss carryforward to the cumulative annual taxable income generated by the purchased company since its admittance into the consolidated group.

The annual usage of the Company's net operating loss carryforwards has been limited by provisions of the Tax Reform Act of 1986 ("TRA"). Under TRA, if a company experiences a change in ownership of more than 50% (by value) of its outstanding stock over a three year period, the use of its pre-change in ownership net operating loss carryforwards will be limited each year until the loss is exhausted or the carryover period expires. Such a change in ownership occurred at the time of the Company's 1987 public stock offering.

The amount of pre-change in ownership net operating loss carryforwards of $8,500,000 which can be utilized to offset future federal taxable income will be approximately $2,300,000 per year. TRA does not limit annual usage of post-change in ownership net operating loss carryforwards.

9.    ARBITRATION COSTS

During the latter part of 1993 and through 1994, the Company was involved in arbitration matters with Transia-Diffchamb and Disease Detection International ("DDI"). In the Transia-Diffchamb arbitration case, the arbitrator ruled on July 30, 1994 in favor of the Company; however, the Company was not able to recover any legal fees. In the DDI arbitration case, the arbitrator ruled against the Company. The arbitrator also ruled that DDI was entitled to recover costs and related legal fees. The Company has recognized an expense of $689,000 for these costs and fees.

10.   MAJOR CUSTOMERS

Sales to major customers and foreign sales amounted to the following percentages of total revenue:


                                                 YEAR ENDED DECEMBER 31

                                            1995            1994        1993
United States Government and agencies        4%              5%          11%
Foreign sales                                8%              7%          15%

                                  EDITEK, Inc.

11.   SUBSEQUENT EVENTS

On January 30, 1996, the Company completed the acquisition of MEDTOX and has approximately $6 million available on its revolving line of credit (see Note 2).

On January 31, 1996, the Company sold 235,295 shares of common stock to a Director of the Company. Proceeds from the sale were $600,000.

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS



                                           Balance at             Charged            Charged                             Balance at
                                            Beginning          to Costs and          to Other                             the End
                                            of Period            Expenses            Accounts        Deductions           of Period


Year Ended December 31, 1995:
   Deducted from Asset Accounts
    Allowance for Doubtful Accounts        $    206,000       $    89,000     $        -           $  165,000  (2)      $  130,000
    Allowance for Excess and
      Obsolete Inventory                   $     25,000       $     2,000     $        -           $   15,000           $   12,000



Year Ended December 31, 1994:
   Deducted from Asset Accounts
    Allowance for Doubtful Accounts        $     19,000       $    58,000     $  286,000  (1)      $  157,000           $  206,000
    Allowance for Excess and
      Obsolete Inventory                   $     20,000       $     5,000     $        -           $        -           $   25,000



Year Ended December 31, 1993:
   Deducted from Asset Accounts
    Allowance for Doubtful Accounts        $     25,000       $         -     $        -           $    6,000           $   19,000
    Allowance for Excess and
      Obsolete Inventory                   $     15,000       $     5,000     $        -           $        -           $   20,000




(1) $286,000 charged to Other Expenses represents the amount acquired thru the PDLA aquisition

(2) Includes $36,000 of Accounts Receivable determined to be uncollectible which were written off

                              Financial Statements

                            Medtox Laboratories, Inc.

                  Years ended December 31, 1995, 1994 and 1993

                            Medtox Laboratories, Inc.

                              Financial Statements

                  Years ended December 31, 1995, 1994 and 1993




                                    Contents


Report of Independent Auditors.......................................1

Financial Statements

Balance Sheets.......................................................2
Statements of Operations.............................................4
Statement of Stockholders' Equity....................................5
Statements of Cash Flows.............................................6
Notes to Financial Statements........................................7

ERNST & YOUNG LLP    [ ] 1400 Phillsbury Center        [ ] Phone: 612 343 1000
                         Minneapolis, Minnesota 55402


                         Report of Independent Auditors

Board of Directors and Stockholders
Medtox Laboratories, Inc.

We have audited the accompanying balance sheet of Medtox Laboratories, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medtox Laboratories, Inc. for each of the two years in the period ended December 31, 1994 were audited by other auditors whose reported dated January 31, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Medtox Laboratories, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                    Ernst & Young LLP

March 6, 1996

                            Medtox Laboratories, Inc.

                                 Balance Sheets


                                                                                   December 31
                                                                             1995              1994
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $1,272,928       $ 526,512
   Accounts receivable, less allowance for doubtful accounts of
     $100,000 in 1995 and $110,500 in 1994                              3,053,698       2,966,466
   Inventories                                                            395,672         413,301
   Prepaid expenses and other assets                                       71,816         107,622
                                                                       ------------------------------------
Total current assets                                                   4,794,114        4,013,901

Property and equipment:
   Laboratory equipment                                                5,137,105        4,435,080
   Office furniture and fixtures                                         372,764          370,685
   Leasehold improvements                                                543,270          426,017
   Transportation equipment                                              320,434          304,891
                                                                       ------------------------------------
                                                                       6,373,573        5,536,673
   Less accumulated depreciation                                       4,617,568        3,942,521
                                                                       ------------------------------------
                                                                       1,756,005        1,594,152

Other                                                                     22,729           28,618



                                                                       ====================================
Total assets                                                          $6,572,848       $5,636,671
                                                                       ====================================


See accompanying notes.


                                                                               December 31
                                                                           1995              1994
                                                                       ------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                  $   407,715      $    98,428
   Accrued payroll                                                       139,161          335,120
   Accrued expenses                                                      464,108          568,130
   Accrued collection site expenses                                      200,000          193,570
   Current portion of restructuring accrual                              258,070          258,070
   Current portion of long-term debt                                     498,690          437,755
                                                                       ------------------------------------
Total current liabilities                                              1,967,744        1,891,073

Restructuring accrual                                                    472,837          659,795
Long-term debt                                                           465,452          518,563

Commitments

Stockholders' equity:
   Common stock, $1.00 par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 29,658                               29,658           29,658
   Additional paid-in capital                                            600,032          600,032
   Retained earnings                                                   3,037,125        1,937,550
                                                                       ------------------------------------
Total stockholders' equity                                             3,666,815        2,567,240
                                                                       ------------------------------------
Total liabilities and stockholders' equity                            $6,572,848       $5,636,671
                                                                       ====================================

See accompanying notes.

                            Medtox Laboratories, Inc.

                            Statements of Operations


                                                                    Year ended December 31
                                                            1995             1994              1993
                                                     ------------------------------------------------------


Net revenues                                         $20,219,030       $19,650,830       $18,494,396
Cost of revenues                                       9,499,755         8,713,689        10,415,836
                                                     ------------------------------------------------------
Gross profit                                          10,719,275        10,937,141         8,078,560

Operating expenses:
   Sales, marketing and distribution                   3,480,919         3,487,235         4,252,725
   General and administrative                          4,240,062         4,088,924         4,523,546
   Restructuring costs                                    -                567,700         1,162,033
                                                     ------------------------------------------------------
                                                       7,720,981         8,143,859         9,938,304
                                                     ------------------------------------------------------
Operating income (loss)                                2,998,294         2,793,282        (1,859,744)

Other expenses:
   Interest                                               91,186           181,178           204,668
   Other                                                  28,053            18,294            20,662
                                                     ------------------------------------------------------
                                                         119,239           199,472           225,330
                                                     ======================================================
Net income (loss)                                    $ 2,879,055      $  2,593,810      $ (2,085,074)
                                                     ======================================================


See accompanying notes.

                            Medtox Laboratories, Inc.

                        Statement of Stockholders' Equity



                                                                    Additional
                                                Common Stock          Paid-in      Retained
                                         ---------------------------
                                          Shares       Amount       Capital      Earnings       Total
                                         -------------------------------------------------------------------

Balance at December 31, 1992             27,958       $27,958      $545,532     $2,318,553    $2,892,043
   Issuance of Common Stock at
     $50 per share                          500           500        24,500         -             25,000
   Net loss                                  -            -            -        (2,085,074)   (2,085,074)
                                         -------------------------------------------------------------------
Balance at December 31, 1993             28,458       28,458       570,032         233,479       831,969
   Exercise of stock options              1,200        1,200        30,000          -             31,200
   Net income                                -            -            -         2,593,810     2,593,810
   Distributions to stockholders             -            -            -          (889,739)     (889,739)
                                         -------------------------------------------------------------------
Balance at December 31, 1994             29,658       29,658       600,032       1,937,550     2,567,240
   Net income                                -            -            -         2,879,055     2,879,055
   Distributions to stockholders             -            -            -        (1,779,480)   (1,779,480)
                                         ===================================================================
Balance at December 31, 1995             29,658      $29,658      $600,032      $3,037,125    $3,666,815
                                         ===================================================================


See accompanying notes.

                            Medtox Laboratories, Inc.

                            Statements of Cash Flows


                                                                      Year ended December 31
                                                               1995           1994            1993
                                                          -----------------------------------------------
Operating activities
Net income (loss)                                         $2,879,055     $2,593,810     $(2,085,074)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                           720,622        601,760        893,651
     (Gain) loss on sale of assets                            (1,112)        11,269         18,210
     Changes  in  operating  assets  and  liabilities
       net of  assets  sold  and liabilities assumed
       by buyer in sale of California Division:
         Accounts receivable                                 (87,232)        63,671       (725,433)
         Inventories                                          17,629         (5,560)       515,630
         Prepaid expenses and other assets                    35,806        (14,292)        (1,183)
         Accounts payable                                    309,287     (1,011,943)       525,615
         Accrued payroll and accrued expenses               (299,981)       139,069        294,435
         Accrued collection site expenses                      6,430        193,570            -
         Restructuring accrual                              (186,958)       388,865      1,162,033
                                                          -----------------------------------------------
Net cash provided by operating activities                  3,393,546      2,960,219        597,884

Investing activities
Decrease in note receivable                                  -              150,000        150,000
Purchases of property and equipment                         (433,463)      (514,089)      (398,914)
Proceeds from sale of  property and equipment                 30,100         20,563            -
Decrease in other assets                                       5,889         17,517          3,355
                                                          -----------------------------------------------
Net cash used in investing activities                       (397,474)      (326,009)      (245,559)

Financing activities
Proceeds from long-term debt                                   -              -          2,068,439
Payments on long-term debt                                  (470,176)      (777,136)    (2,507,670)
Net increase (decrease) in line of credit                      -           (500,000)           103
Proceeds from the issuance of Common Stock                     -             31,200         25,000
Distributions to stockholders                             (1,779,480)      (889,739)         -
                                                          -----------------------------------------------
Net cash used in financing activities                     (2,249,656)    (2,135,675)      (414,128)
                                                          -----------------------------------------------

Net increase (decrease) in cash and cash equivalents         746,416        498,535        (61,803)
Cash and cash equivalents at beginning of year               526,512         27,977         89,780
                                                          ===============================================
Cash and cash equivalents at end of year                  $1,272,928    $   526,512    $    27,977
                                                          ===============================================

Supplemental schedule of non-cash investing and
financing activities
Equipment acquired through notes payable                  $  478,000    $    70,268   $     64,421
Note receivable from sale of California division               -              -            300,000
Note payable assumed by buyer in sale of California
   division                                                    -              -             10,520

See accompanying notes.

                            Medtox Laboratories, Inc.

                          Notes to Financial Statements

                                December 31, 1995




1. Business Activity

Medtox Laboratories, Inc. (the Company) is a toxicology reference laboratory offering therapeutic drug monitoring, drugs of abuse screening, clinical analyses, research analyses and emergency toxicology. The Company is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) and the College of American Pathologists (CAP). The Company operates a medical laboratory in St. Paul, Minnesota with customers throughout the United States.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, which approximates the first-in, first-out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods based on estimated useful lives of five to seven years. Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter.

Net Revenues

Net revenues consist of gross billings less collection site and medical review officer costs and send-outs, all of which are billed back to the customer.

Income Taxes

The Company elected to be taxed as an S corporation for income tax purposes whereby all items of tax consequences are passed through to the stockholders.

                            Medtox Laboratories, Inc.

2. Summary of Significant Accounting Policies (continued)

The Company reports its income or loss on the cash basis for tax purposes. If the Company terminated its S corporation status and changed to a C corporation, the Company will be required to use the accrual basis for tax purposes resulting in the recognition of approximately $2,600,000 of taxable income that was previously deferred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1995 presentation.

3. Long-Term Debt

Long-term debt consists of the following:

                                                                               December 31
                                                                         1995              1994
                                                                       ----------------------------

   Note payable to bank,  interest  rate at prime (8.5% at December
     31,  1995), monthly payments excluding interest of $29,045,
     due March 1997                                                     $435,459         $784,152
   Notes payable to bank, interest rates ranging from
     7.75% to 10%, monthly payments including interest of $3,424 to
     $10,200, due at various dates through June 2000
                                                                         528,683          172,166
                                                                       ----------------------------
                                                                         964,142          956,318
   Less current portion                                                  498,690          437,755
                                                                       ============================
                                                                        $465,452         $518,563
                                                                       ============================


The above notes are secured by substantially all of the Company's assets. The carrying amounts reported in the balance sheets for the Company's long-term debt approximate their fair values.
                                                                              8

                         Medtox Laboratories, Inc.
                   Notes to Financial Statements (continued)

3. Long-Term Debt (continued)

Maturities of long-term debt as of December 31, 1995 are as follows:

     1996                          $498,690
     1997                           196,732
     1998                           100,092
     1999                           110,573
     2000                            58,055
                                   ==========
                                   $964,142
                                   ==========

In 1995, the Company entered into a $500,000 revolving line of credit with a bank which accrues interest at the prime rate (8.5% at December 31, 1995) and is secured by a portion of the Company's assets. The Company must repay all amounts owed under the line of credit by June 30, 1996. Interest on the line of credit is payable monthly. The Company had no borrowings against this facility at December 31, 1995. Certain financing agreements contain various restrictions and provisions including maintaining certain financial ratios.

Cash paid for interest was $177,391, $178,829 and $213,972 for the years ended December 31, 1995, 1994 and 1993, respectively.

4. Commitments

The Company leases office and other facilities under certain operating leases which expire on various dates through April 2000. Under the terms of the leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent. The Company subleases one of its facilities to another party (see Note 8). The amount of sublease payments to be received is $131,217 and $124,608 for the years ended December 31, 1996 and 1997, respectively.

Future minimum lease commitments under all operating leases without regard to sublease payments as of December 31, 1995 are as follows:

   1996                                 $   507,248
   1997                                     266,591
   1998                                     186,372
   1999                                     186,372
   2000                                      62,124
                                        =============
                                        $ 1,208,707
                                        =============
                                                                              9

                         Medtox Laboratories, Inc.
                   Notes to Financial Statements (continued)


4. Commitments (continued)

Rent expense charged to operations was $464,696, $463,299 and $771,796 for the years ended December 31, 1995, 1994 and 1993, respectively.

5. Stock Options

The Company issued stock options to certain key employees which allow for the purchase of an aggregate of 1,200 shares of Common Stock. These options were exercised at $26 per share during 1994. There were no options outstanding at December 31, 1995 or 1994.

6. Benefit Plan

The Company has a defined contribution profit sharing Plan, with a 401(k) provision, that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 1995, 1994 and 1993 was $78,038 $68,857 and $70,700, respectively.

7. Related Party Transactions

The Company provided laboratory services to an entity owned by certain stockholders and employees of the Company through December 31, 1994. These laboratory services were bundled with other services which the Company did not offer, and sold as a package to certain clients. Total sales to the entity for 1994 and 1993 were $372,741 and $431,955, respectively.

The Company also purchased services, including collection site and medical review officer services, and customized specimen collection supplies from that same entity through December 31, 1994. Purchases for 1994 and 1993 were $231,604 and $1,169,731, respectively.

                         Medtox Laboratories, Inc.
                   Notes to Financial Statements (continued)

8. Restructuring Accrual

Effective October 31, 1993, the Company sold substantially all of its California operations to a third party for $300,000. In addition, the buyer assumed certain liabilities of the operation and entered into an assignment of the related lease. The sale of the assets resulted in a loss of approximately $457,000 which was reflected in restructuring costs for the year ended December 31, 1993.

The Company closed its Illinois division on December 31, 1993. In connection with this closing, the Company recorded restructuring expenses as of December 31, 1993 of approximately $705,000. The expenses included lease obligations, severance and vacation costs and other miscellaneous expenses directly related to the closing of the facility. During 1994, the Company was not successful in subleasing the Illinois facility as a laboratory. Accordingly, the Company revised the estimate of sublease payments based on reconfiguring the space for general office use at a lower lease rate and expensed an additional $567,700 for the year ended December 31, 1994. At December 31, 1995 and 1994, the restructuring accrual of $730,907 and $917,865, respectively, represents the present value of future lease obligations through the lease term of April 2000.

9. Subsequent Event

On January 30, 1996, the Company sold substantially all of its assets and liabilities other than cash and cash equivalents to a publicly-held company (the Purchaser) for $24 million, consisting of $19 million in cash and $5 million in the form of 2,517,306 shares of common stock of the Purchaser.

                  The following unaudited pro forma consolidated balance sheet as of December 31, 1995, and the unaudited pro forma consolidated statements of operations for the year ended December 31, 1995 gives effect to the acquisition of MEDTOX by EDITEK using the purchase method. The unaudited pro forma consolidated financial information is based on the historical financial information of EDITEK and MEDTOX as of December 31, 1995 and the pro forma adjustments described in the notes thereto. There are no pro forma adjustments to other amounts reflected in the historical financial statements of MEDTOX as management believes that the historical costs assigned to MEDTOX assets and liabilities approximate fair value.

                  Information was prepared as if the acquisition was effected as of December 31, 1995 in the case of the unaudited pro forma consolidated balance sheet and as of January 1, 1995 in the case of the unaudited pro forma statements of operations. The unaudited pro forma financial statements may not be indicative of the results that actually would have occurred if the acquisition had been in effect on the dates indicated or which may be obtained in the future. The unaudited pro forma financial information should be read in conjunction with the financial statements and other financial data of EDITEK and MEDTOX included herein.




                           EDITEK AND MEDTOX
             UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                           December 31, 1995
                (In Thousands except per share amounts)



                                                                      Historical                              Proforma
                                                      ------------------------------   ---------------------------------------
                                                         EDITEK          MEDTOX          Adjustments           Consolidated
                                                      -------------   --------------   ----------------       ----------------

ASSETS:
Cash and Cash Equivalents                               $      258       $    1,273       $      3,095(a)          $ 4,626

Accounts Receivable, net                                     1,029            3,054                  -                4,083

Inventory and Supplies                                         937              395                  -                1,332

Other Current Assets                                           868               72              (500)(a)               440
                                                      ------------------------------   ----------------       ----------------
      Total Current Assets                                   3,092            4,794              2,595               10,481

Property and Equipment                                       3,227            6,374                  -                9,601

Accumulated Depreciation                                   (2,630)          (4,618)                  -               (7,248)
                                                      ------------------------------   ----------------       ----------------
     Property & Equipment, net                                597            1,756                   -                2,353

Other Assets
                                                                -                -                  -                     -
Goodwill, net                                                 117               23              22,237 (c)           22,377

                                                      ------------------------------   ----------------       ----------------

     Total Non-Current Assets                                 714            1,779              22,237               24,730

                                                      ------------------------------   ----------------       ----------------
Total Assets                                            $    3,806       $    6,573       $     24,832          $    35,211
                                                      =============   ==============   ================       ================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                                $        -       $        -      $         990 (a),(b) $        990


Accounts Payable                                             1,184              408                  -                1,592
Accrued Expenses                                               834              803                631 (h)            2,268
Current Maturities of Long Term Debt                           182              499                834 (b)            1,515

Restructuring Accrual, Current Portion                         368              258                  -                  626

Other Current Liabilities                                       42                -                  -                   42
                                                      -------------   --------------   ----------------       ----------------
      Total Current Liabilities                              2,610            1,968              2,455                7,033


Long Term Debt Obligations                                       -              465              2,202 (b)            2,667

Restructuring Accrual, Long Term Portion                       258              473                  -                  731

Other Long Term Liabilities                                      -                -                  -                    -
                                                      -------------   --------------   ----------------       ----------------

      Total Liabilities                                      2,868            2,906              4,657               10,431


Common Stock                                                 1,566               30                348 (e)             1,944

Addt. Paid-in Capital                                       33,973              600              2,514 (e)            37,087

Preferred Stock                                                  -               -              20,350 (e)            20,350

Retained Earnings (Deficit)                               (34,425)            3,037             (3,037)(e)           (34,425)

                                                      -------------   --------------   ----------------       ----------------
                                                             1,114            3,667             20,175                24,956

Less: Treasury Stock and Other Contra Equity
                                                             (176)                -                  -                 (176)
                                                      -------------   --------------   ----------------       ----------------
      Total Stockholders' Equity                              938             3,667             20,175               24,780

                                                      -------------   --------------   ----------------       ----------------
Total Liabilities and Shareholders' Equity              $    3,806       $    6,573       $     24,832          $    35,211
                                                      =============   ==============   ================       ================


See notes to unaudited pro forma consolidated financial statements

                               EDITEK AND MEDTOX
             UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                           Year Ended December 31, 1995
                    (In Thousands except per share amounts)

                                                            Historical                              Proforma
                                                 ---------------------------------   ----------------------------------------

                                                     EDITEK           MEDTOX           Adjustments           Consolidated
                                                 ---------------------------------   -----------------     ------------------


Revenues                                           $       7,526    $      20,219        $          -                 27,745



Cost of sales
                                                           6,589            9,500                   -                 16,089
                                                 ---------------------------------   -----------------     ------------------

       Gross margin                                          937           10,719                   -                 11,656


Operating expenses
   Research and development                                  920                -                   -                    920
   Selling, general and administrative                     4,030            7,721                   -                 11,751
   Amortization                                              176                -                 936 (d)              1,112
   Restructuring costs                                     3,831                -             (3,831) (i)                  -
                                                 ---------------------------------   -----------------     ------------------
       Total operating expenses                            8,957            7,721             (2,895)                 13,783


Income (loss) before interest
   and other income                                      (8,020)            2,998              2,895                  (2,127)

Other income                                                  -                -                   -                      -
Interest and other expense                                  (23)            (119)               (358) (b)              (500)
                                                 ---------------------------------   -----------------     ------------------

      Net income (loss)                                  (8,043)            2,879              2,537                 (2,627)


Preferred stock dividend                                      -                -             1,832 (f)              1,832
                                                 ---------------------------------   -----------------     ------------------

Net income (loss) applicable to common
    shareholders                                  $      (8,043)   $        2,879      $          705       $        (4,459)
                                                 =================================   =================     ==================

Income (Loss) per common share                    $       (0.85)   $        97.10                          $          (0.37)

                                                 =================================                         ==================

Weighted average number of common
     shares outstanding                                9,445,707           29,650                                 11,963,013
                                                 =================================                         ==================


See notes to unaudited pro forma consolidated financial statements

                                EDITEK AND MEDTOX
                               NOTES TO UNAUDITED
                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


   a) EDITEK closed the $24 million acquisition of MEDTOX and raised additional working capital by raising approximately $20 million from the issuance of 407 shares of Preferred Stock, borrowing approximately $5 million in the form of two term loans and a revolving line of credit and issuing $5 million of Common Stock of the Company to the shareholders of MEDTOX in the form of 2,517,306 shares of Common Stock. The Company did not acquire the cash on hand of MEDTOX at December 31, 1995 and was required to pay off the existing loans of MEDTOX and approximately $1.3 million in financing costs.

                                              Cash and Cash Equivalents
                                            (dollar amounts in thousands)

          Proceeds from issuance of
          Series A Preferred Stock                   $20,350

          Proceeds from debt:
                   Term Loans                          4,000
                   Credit Facility                       990

          Compensation to Investment
          Bankers                                    ( 1,343)

          Compensation for Placement
          of Debt                                      ( 165)

          Payment of MEDTOX Notes:
                   Current Portion                     ( 499)
                   Long Term Portion                   ( 465)

          Payment to MEDTOX
          Shareholders                               (18,500)

          MEDTOX distribution of cash
          on hand at MEDTOX                          ( 1,273)
                                                    ---------
                                                    $  3,095

          The reduction of $500 in Other Current Assets represents the deposit previously paid to MEDTOX which was held in escrow.

   b) Pro Forma adjustment to long term debt accounts are summarized as follows:

                                                      Current  Long Term
                                                      Portion   Portion

      Elimination of MEDTOX's
        long term debt                               $   (499) $  (465)
      Issuance of term loans                            1,333    2,667
                                                     -----------------
                                                      $   834  $ 2,202

      The interest rates on the loans are as follows:

          Term Loan A                       2.0% above Prime Rate
          Term Loan B                       2.5% above Prime Rate
          Credit Facility                   1.5% above Prime Rate

   c) Goodwill representing the excess of the purchase price of $24 million over the fair value of the identifiable net assets of MEDTOX has been reflected and is comprised of the following:

                                          (dollar amounts in thousands)

                           Purchase price                              $24,000
                           Costs related to acquisition                    770
                           Net assets acquired @ 12/31/95               (2,533)
                                                                        $22,237

     The allocation of the total amount of excess purchase price over the fair value of the assets is a preliminary allocation absent an appraisal of certain intangible assets.

   d) Amortization is based on an effective date of the acquisition of MEDTOX of January 1, 1995 amortized over a twenty year period.

   e) Pro Forma adjustment to stockholder's equity accounts are summarized as follows:

                                                 (dollar amounts in thousands)
                                                                        Additional
                                            Common      Preferred        Paid In         Retained
                                            Stock         Stock          Capital         Earnings


Elimination of MEDTOX's equity accounts  $       (30)  $         -   $         (600)   $   (3,037)

Issuance of Preferred Stock                        -        20,350           (1,508)            -

Issuance of Common Stock                          378            -            4,622              -
                                         ------------  -----------    -------------    -----------

                                         $        348  $    20,350    $       2,514    $  ( 3,037)


f) Dividend of 9% declared for $20,350,000 of Preferred Stock issued and outstanding.

g)   Adjustments   to  reclassify   certain   expenses  of  MEDTOX,   including
     distribution expenses to conform with the historical presentation of the financial statements of EDITEK. These reclassifications have no impact on the operating income of MEDTOX.

h) Adjustment to reflect acquisition costs which are expected to approximate $400,000, certain severance payments of $370,000, less the accrued payroll of MEDTOX of $139,000, which was not purchased by the Company.

i) Adjustment to reflect the restructuring charge of $3,800,000 which consists of the write-off of the remaining goodwill of $3,100,000 and $700,000 of certain other restructuring costs. (The Company believes that the restructuring charge should be reflected in the pro forma statement of operations as the restructuring was a direct result of the MEDTOX acquisition.)