Form 10-K/A
period 1995-12-31
EDITEK INC
filed 1996-05-10
CIK 739944

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A-1


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

                                     PART I


           CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
        THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER
           FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

                  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

                  This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, the possible effects of the MEDTOX acquisition and its related financings and other factors which are described herein and/or in documents incorporated by reference herein.

                  The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.




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


                  Sales of Conversion Shares for such offshore investors must be made in compliance with an exemption from registration. The agreements between the Company and offshore investors provide that the stock certificates for the

Conversion Shares will not contain restrictive securities legends. Consequently, if the Company complies with these agreements, the Company would not be able to prevent illegal resales of Series A Preferred Stock or Conversion Shares by offshore investors and each offshore investor will make its own determination whether such sales qualify for exemptions from registration. On March 27, 1996, the Company determined it would place legends on the certificates of shares of Common Stock to assure that all resales of securities are made in compliance with applicable securities laws. On March 27, 1996, the Company determined it would place legends on Common Stock Certificates to assure that all resales of securities are made in compliance with applicable securities laws. Since that date, the Company has been in discussions with Preferred shareholders about whether the Common Stock should be legended. In part to avoid protracted litigation from Preferred shareholders and in part in reliance on the cooperation of Preferred shareholders who have reaffirmed their intention to comply with securities laws on all resales, the Company has begun to issue Common Stock certificates without legends. The Company will seek to work with its Preferred shareholders to assure compliance with securities laws on resales. The Company intends to monitor trading in its stock closely, but notwithstanding that the Preferred shareholders sell only pursuant to an available exemption, there can be no assurance that the trading activities of their transferees will not result in decreases in the market price of the Company's Common Stock. The Company is continuing to discuss issues related to conversion with its Preferred shareholders and may offer registration rights and/or other rights to Preferred shareholders as an inducement to delay conversion. There can be no assurance the issues related to resale of the Common Stock of the Company issued pursuant to Regulation S will not have a material adverse effect on the Company, including the ability of the Company to raise additional capital in the future.



                  In connection with the acquisition of MEDTOX, the Company issued 2,517,306 to the former shareholders of MEDTOX and sold 104 shares of Series A Preferred stock, all pursuant to Regulation D. The shares issued to the former shareholders of MEDTOX and the Common Stock issuable upon the conversion of the 104 shares of Series A Preferred Stock were included on a Registration Statement on Form S-3 which was filed on February 9, 1996. The 104 shares of Series A Preferred Stock would be convertible into 3,652,482 shares of Common Stock based on a conversion price of $1.41 per share or a 25% discount to the market price on March 26, 1996.


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

                                            Years Ended December 31
                       1995          1994        1993       1992        1991

                                 (in thousands, except per share amounts)

Net revenues           $7,526       $6,593      $2,633     $2,989      $2,731
Net loss               (7,285)      (3,546)     (3,066)    (1,292)     (  847)
Net loss per share       (.77)       ( .49)     (  .56)     ( .35)      ( .31)
Total assets            3,806        7,378       4,005      3,188       1,254
Long term debt            -0-           63         -0-        113         154
Cash dividends            -0-          -0-         -0-        -0-         -0-



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


                  The continued operating losses and negative cash flows in 1995 of the PDLA operations resulted in an evaluation at year end of the PDLA goodwill for possible impairment. The Company determined that the operations of PDLA did not have long-term future viability as a stand-alone laboratory operation and would not be supported by the Company on a stand-alone basis. The underlying factors contributing to the financial results for PDLA include competitive pricing pressures in the marketplace and the inability of the Company to generate sufficient PDLA business volume that would result in positive cash flows and profitable operations as a stand-alone laboratory operation. The Company performed an analysis of the PDLA undiscounted cash flows and projected that PDLA would have negative cash flows for the foreseeable future. The Company determined that the estimated shortfall of cash flows exceeded the carrying value of the remaining PDLA goodwill, and as a result, recorded a write-off of $3,073,000 at December 31, 1995. The noncash write-off of goodwill will reduce the future amortization expense of the Company by $173,000 per year.

                  As a result of the above, the net loss for the year ended December 31, 1995 was $7,285,000 compared to the net loss of $3,546,000 for the year ended December 31, 1994.

                  At December 31, 1995 and in connection with the acquisition of MEDTOX, the Company determined that it would consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition, the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company will record a charge of $858,000 in the first quarter of 1996 to cover certain costs of the restructuring.


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


                  Accrued expenses were $834,000 at December 31, 1995 as compared to $347,000 at December 31, 1994. This increase of $487,000 was primarily due to expenses associated with the acquisition of MEDTOX.

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



                                            Ernst & Young LLP

Raleigh, North Carolina

February 23, 1996,
 except for Note 12, as to which
 the date is May 9, 1996

                                  EDITEK, Inc.

                           Consolidated Balance Sheets




                                                                    DECEMBER 31
                                                                 1995        1994
                                                                  (IN THOUSANDS)
                                                              (Restated)
    ASSETS
    Current assets:
   Cash and cash equivalents                                   $   258    $ 1,105

   Accounts receivable:
     Trade, less allowance for doubtful accounts (1995--
     $130,000; 1994--$206,000)                                     977        737
     Other                                                          52        106
                                                                 1,029        843
   Inventories:
     Raw materials                                                 588        532
     Work in process                                               169         64
     Finished goods                                                180        257
                                                                   937        853

   Deposit on acquisition (NOTE 2)                                 500       --
   Prepaid expenses and other                                      368        272
Total current assets                                             3,092      3,073

Equipment and improvements:
   Furniture and equipment                                       5,857      5,689
   Leasehold improvements                                        1,696      1,692
                                                                 7,553      7,381
   Less accumulated depreciation and amortization               (6,824)    (6,326)
                                                                   729      1,055

Goodwill, net of amortization of $7,000 in 1995 and $147,000
in 1994 (NOTES 2 AND 3)                                            117      3,247
Other assets                                                      --            3
Total assets
                                                               $ 3,938    $ 7,378



                                                                    DECEMBER 31
                                                                1995         1994
                                                                  (IN THOUSANDS)
                                                             (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit (NOTE 4)                                   $   --      $    850
   Accounts payable                                             1,184       1,105
   Accrued expenses                                               834         347
   Deferred revenues                                               42          39
   Current portion of long-term debt (NOTE 4)                      82          95
   Note payable to director                                       100        --
   Current portion of capital lease                              --            23
Total current liabilities                                       2,242       2,459

Long-term debt (NOTE 4)                                          --            63

Stockholders' equity (NOTES 5 AND 6):
   Preferred Stock--authorized 1,000,000 shares; no shares
   issued or outstanding                                         --          --
   Common Stock, $.15 par value; authorized--30,000,000
   shares; issued and outstanding--10,439,775 shares in
   1995 and 8,075,339 shares in 1994
                                                                1,566       1,211
   Additional paid-in capital                                  33,973      30,132
   Accumulated deficit                                        (33,667)    (26,382)
                                                                1,872       4,961
       Less: Note receivable from officer                        (100)       (100)
             Treasury stock                                       (76)         (5)

                                                                1,696       4,856

Total liabilities and stockholders' equity
                                                             $  3,938    $  7,378



SEE ACCOMPANYING NOTES.

                                  EDITEK, Inc.

                      Consolidated Statements of Operations


                                                                YEAR ENDED DECEMBER 31


                                                          1995           1994          1993
                                                                     (IN THOUSANDS)
                                                       (Restated)
Revenues:
Laboratory service revenues                         $     4,312    $     3,647    $      --

Product sales                                             2,725          2,536          2,295
Royalties and fees                                          300            200            257
Interest and other income                                   189            210             81
                                                          7,526          6,593          2,633

Costs and expenses:
Cost of services                                          4,349          3,902           --
Cost of sales                                             2,240          2,142          2,024
Selling, general and administrative                       4,206          3,341          2,152
Research and development                                    920            729            825
Interest and financing costs                                 23             25              9
Arbitration costs (NOTE 9)                                 --             --              689
Goodwill write-off (NOTE 3)                               3,073           --             --

                                                         14,811         10,139          5,699

Net loss                                            $    (7,285)   $    (3,546)   $    (3,066)


Loss per share of common stock                      $      (.77)   $      (.49)   $      (.56)


Weighted average number of shares of common stock
outstanding                                           9,445,707      7,204,244      5,429,128



SEE ACCOMPANYING NOTES.

                                  EDITEK, Inc.

                Consolidated Statements of Stockholders' Equity

                                                                                           NOTE
                                                                ADDITIONAL              RECEIVABLE
                                                                  PAID-IN   ACCUMULATED    FROM      TREASURY
                                              SHARES     AMOUNT   CAPITAL      DEFICIT  STOCKHOLDER   STOCK         TOTAL
Balances at December 31, 1992                4,885,629   $  733   $21,467   $  (19,770)   $ (100)   $    (5)      $ 2,325
   Exercise of stock options and warrants      217,194       32       268         --        --         --             300
   Sale of stock                                10,754        2        38         --        --         --              40
   Private placement of common stock           955,654      143     3,489         --        --         --           3,632
   Net loss                                       --       --        --         (3,066)     --         --          (3,066)
Balances at December 31, 1993                6,069,231      910    25,262      (22,836)     (100)        (5)        3,231
   Exercise of stock options and warrants       23,019        4        43         --        --         --              47
   Stock issued for PDLA acquisition         1,167,729      175     3,803         --        --         --           3,978
   Sale of stock                                15,360        2        31         --        --         --              33
   Private placement of common stock           800,000      120       993         --        --         --           1,113
   Net loss                                       --       --        --         (3,546)     --         --          (3,546)
 Balances at December 31, 1994               8,075,339    1,211    30,132      (26,382)     (100)        (5)        4,856
   Exercise of stock options and warrants      156,347       23       170         --        --         --             193
   Stock issued for Bioman acquisition          21,489        3        58         --        --         --              61
   Sale of stock                                12,037        2        25         --        --         --              27
   Stock issued for conversion of debt          16,100        3        59         --        --         --              62
   Purchase of treasury stock                     --       --        --           --        --          (71)          (71)
   Private placement of common stock         2,158,463      324     3,529         --        --         --           3,853
   Net loss                                       --       --        --         (7,285)     --         --          (7,285)
Balances at December 31, 1995 (Restated)    10,439,775   $1,566   $33,973   $  (33,667)   $ (100)   $   (76)   $    1,696

SEE ACCOMPANYING NOTES.

                                  EDITEK, Inc.

                      Consolidated Statements of Cash Flows



                                                                 YEAR ENDED DECEMBER 31

                                                              1995       1994         1993
                                                                    (IN THOUSANDS)
                                                           (Restated)
OPERATING ACTIVITIES
Net loss                                                    $(7,285)   $(3,546)   $(3,066)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                644        633        318

   Goodwill write-off                                         3,073       --         --

   Provision for losses on accounts receivable                  (54)        58         (6)
   Provision for obsolete inventory                             (13)         5          5
   Gain on sale or retirement of equipment                     --         --          (16)
   Changes in operating assets and liabilities, net of
      acquisition:
        Accounts receivable                                     (22)        31         34
        Inventories                                             (58)      (306)       (84)
        Prepaid expenses and other                             (589)       (19)       (26)
        Accounts payable and accrued expenses                   453        116       (121)
        Deferred revenues                                         3        (17)        19
        Leases payable                                          (23)       (37)      --
Net cash used in operating activities                        (3,871)    (3,082)    (2,943)

INVESTING ACTIVITIES
Purchase of equipment and improvements                         (177)      (505)      (339)
Proceeds from sale of equipment                                --         --           41
Purchase of PDLA, net of cash acquired                         --           89       --
Cash used for Bioman acquisition                                (37)      --         --
Net cash used in investing activities                          (214)      (416)      (298)

FINANCING ACTIVITIES
Proceeds from issuance of stock for:
   Private placement                                          4,115      1,159      3,656
   Costs related to private placement                          (262)       (46)       (24)
   Sale of stock                                                 27         33         40
   Exercise of stock warrants and options                       193         47        300
Purchase of treasury stock                                      (71)      --         --
Proceeds from line of credit, loan payable and note
payable                                                         119        850         13
Principal payments on line-of-credit and loan payable          (883)      --         --
Net cash provided by financing activities                     3,238      2,043      3,985
(Decrease) increase in cash and cash equivalents               (847)    (1,455)       744
Cash and cash equivalents at beginning of year                1,105      2,560      1,816
Cash and cash equivalents at end of year                    $   258    $ 1,105    $ 2,560


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

                                  EDITEK, Inc.

2.    ACQUISITIONS (CONTINUED)

operations from February 12, 1994 to December 31, 1994 (see Note 3).


3.    GOODWILL WRITE-OFF

The continued operating losses and negative cash flows of the PDLA operations resulted in an evaluation during the fourth quarter of 1995, of the PDLA goodwill for possible impairment. The Company determined that the operations of PDLA did not have long-term future viability as a stand-alone laboratory operation and would not be supported by the Company on a stand-alone basis. The underlying factors contributing to the financial results for PDLA include competitive pricing pressures in the market place, the loss of preacquisition customers and the inability of the Company to generate sufficient PDLA business volume that would result in positive cash flows and profitable operations. The Company performed an analysis of the PDLA undiscounted cash flows over the remaining amortization period and determined that the estimated shortfall of cash flows exceeded the carrying value of the remaining PDLA goodwill. As a result the Company recorded a write-off of goodwill of $3,073,000 at December 31, 1995.


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


9.    ARBITRATION COSTS

During the latter part of 1992 and through 1993, the Company was involved in arbitration matters with Transia-Diffchamb and Disease Detection International ("DDI"). In the Transia-Diffchamb arbitration case, the arbitrator ruled on July 30, 1993 in favor of the Company; however, the Company was not able to recover any legal fees. In the DDI arbitration case, the arbitrator ruled against the Company. The arbitrator also ruled that DDI was entitled to recover costs and related legal fees. The Company has recognized an expense of $689,000 for these costs and fees.


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


12.   RESTATEMENT

The Company has restated its 1995 financial statements to eliminate $758,000 of restructuring costs associated with the acquisition of MEDTOX. The restatement resulted in reductions of the previously reported net loss, certain accrued liabilities and accumulated deficit by $758,000. Additionally, the 1995 net loss per share has been reduced from $.85 per share to $.77 per share. The Company will record the restructuring costs in the first quarter of 1996, to comply with EITF 95-14 as the consummation date of the acquisition of MEDTOX was determined to be January 30, 1996.

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




                           EDITEK AND MEDTOX
             UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                           December 31, 1995
                (In Thousands except per share amounts)



                                                                      Historical                              Proforma
                                                      ------------------------------   ---------------------------------------
                                                         EDITEK          MEDTOX          Adjustments           Consolidated
                                                      -------------   --------------   ----------------       ----------------

ASSETS:
Cash and Cash Equivalents                               $      258       $    1,273       $      3,095(a)          $ 4,626

Accounts Receivable, net                                     1,029            3,054                  -                4,083

Inventory and Supplies                                         937              395                  -                1,332

Other Current Assets                                           868               72              (500)(a)               440
                                                      ------------------------------   ----------------       ----------------
      Total Current Assets                                   3,092            4,794              2,595               10,481

Property and Equipment                                       7,553            6,374                  -               13,927

Accumulated Depreciation                                    (6,824)          (4,618)                  -             (11,442)
                                                      ------------------------------   ----------------       ----------------
     Property & Equipment, net                                729            1,756                   -                2,485

Other Assets
                                                                -                -                  -                     -
Goodwill, net                                                 117               23              22,237 (c)           22,377

                                                      ------------------------------   ----------------       ----------------

     Total Non-Current Assets                                 846            1,779              22,237               24,862

                                                      ------------------------------   ----------------       ----------------
Total Assets                                            $    3,938       $    6,573       $     24,832          $    35,343
                                                      =============   ==============   ================       ================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving line of credit                                $        -       $        -      $         990 (a),(b) $        990


Accounts Payable                                             1,184              408                  -                1,592

Accrued Expenses                                               834              803                631 (g)            2,268

Current Maturities of Long Term Debt                           182              499                834 (b)            1,515


Restructuring Accrual, Current Portion                           -              258                  -                  258


Other Current Liabilities                                       42                -                  -                   42
                                                      -------------   --------------   ----------------       ----------------
      Total Current Liabilities                              2,242            1,968              2,455                6,665


Long Term Debt Obligations                                       -              465              2,202 (b)            2,667

Restructuring Accrual, Long Term Portion                         -              473                  -                  473

Other Long Term Liabilities                                      -                -                  -                    -
                                                      -------------   --------------   ----------------       ----------------

      Total Liabilities                                      2,242            2,906              4,657                9,805


Common Stock                                                 1,566               30                348 (e)             1,944

Addt. Paid-in Capital                                       33,973              600              2,514 (e)            37,087

Preferred Stock                                                  -               -              20,350 (e)            20,350

Retained Earnings (Deficit)                               (33,667)            3,037             (3,037)(e)           (33,667)

                                                      -------------   --------------   ----------------       ----------------
                                                             1,872            3,667             20,175                25,714

Less: Treasury Stock and Other Contra Equity
                                                             (176)                -                  -                 (176)
                                                      -------------   --------------   ----------------       ----------------
      Total Stockholders' Equity                            1,696             3,667             20,175               25,538

                                                      -------------   --------------   ----------------       ----------------
Total Liabilities and Shareholders' Equity              $    3,938       $    6,573       $     24,832          $    35,343
                                                      =============   ==============   ================       ================


See notes to unaudited pro forma consolidated financial statements

                               EDITEK AND MEDTOX
             UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                           Year Ended December 31, 1995
                    (In Thousands except per share amounts)

                                                            Historical                              Proforma
                                                 ---------------------------------   ----------------------------------------

                                                     EDITEK           MEDTOX           Adjustments           Consolidated
                                                 ---------------------------------   -----------------     ------------------


Revenues                                           $       7,526    $      20,219        $          -                 27,745



Cost of sales
                                                           6,589            9,500                   -                 16,089
                                                 ---------------------------------   -----------------     ------------------

       Gross margin                                          937           10,719                   -                 11,656


Operating expenses
   Research and development                                  920                -                   -                    920
   Selling, general and administrative                     4,030            7,721                   -                 11,751
   Amortization                                              176                -                 936 (d)              1,112


   Goodwill write-off                                      3,073                -                   -                   3,073

                                                 ---------------------------------   -----------------     ------------------
       Total operating expenses                            8,199            7,721                 936                  16,856


Income (loss) before interest
   and other income                                      (7,262)            2,998                (936)                 (5,200)

Other income                                                  -                -                   -                      -
Interest and other expense                                  (23)            (119)               (358) (b)              (500)
                                                 ---------------------------------   -----------------     ------------------

      Net income (loss)                                  (7,285)            2,879             (1,294)                 (5,700)


Preferred stock dividend                                      -                -             1,832 (f)                 1,832
                                                 ---------------------------------   -----------------     ------------------

Net income (loss) applicable to common
    shareholders                                  $      (7,285)   $        2,879      $        (3,126)       $        (7,532)
                                                 =================================   =================     ==================

Income (Loss) per common share                    $       (0.77)   $        97.10                          $          (0.63)

                                                 =================================                         ==================

Weighted average number of common
     shares outstanding                                9,445,707           29,650                                 11,963,013
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


g) Adjustment to reflect acquisition costs which are expected to approximate $400,000, certain severance payments of $370,000, less the accrued payroll of MEDTOX of $139,000, which was not purchased by the Company.

                                SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May 1996.

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

 Signature                      Title                   Date


/s/ James D. Skinner           President,               May 6, 1996
James D. Skinner               Principal Executive
                               Officer, and
                               Chairman of the Board

/s/ Samuel C. Powell           Director                  May 6, 1996
Samuel C. Powell, Ph.D.

/s/ Peter J. Heath             Vice President of         May 6, 1996
Peter J. Heath                 Finance and Chief
                               Financial Officer

/s/ Gene E. Lewis              Director                  May 6, 1996
Gene E. Lewis

/s/ Robert J. Beckman          Director                  May 6, 1996
Robert J. Beckman

/s/ Harry G. McCoy, Pharm.D.   Director                  May 6, 1996
Harry G. McCoy, Pharm.D.

/s/ George W. Masters          Director                  May 6, 1996
George W. Masters