Form 10-K/A
period 1995-12-31
EDITEK INC
filed 1996-05-15
CIK 739944

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A-2


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

      Revenues                         $27,745
      Net loss                         $(4,459)
      Net loss per share               $  (.37)


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

ERNST & YOUNG LLP    [ ] 1400 Pillsbury Center        [ ] Phone: 612 343 1000
                         Minneapolis, Minnesota 55402




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
                                                                            2


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

                                SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 1996.

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

 Signature                      Title                   Date


/s/ James D. Skinner           President,               May 14, 1996
James D. Skinner               Principal Executive
                               Officer, and
                               Chairman of the Board

/s/ Samuel C. Powell           Director                  May 14, 1996
Samuel C. Powell, Ph.D.

/s/ Peter J. Heath             Vice President of         May 14, 1996
Peter J. Heath                 Finance and Chief
                               Financial Officer

/s/ Gene E. Lewis              Director                  May 14, 1996
Gene E. Lewis

/s/ Robert J. Beckman          Director                  May 14, 1996
Robert J. Beckman

/s/ Harry G. McCoy, Pharm.D.   Director                  May 14, 1996
Harry G. McCoy, Pharm.D.

/s/ George W. Masters          Director                  May 14, 1996
George W. Masters