Form 10-Q
period 1996-03-31
EDITEK INC
filed 1996-05-15
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ________________________

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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of May 1, 1996 was 25,245,076.

                                  EDITEK, INC.

                                     INDEX

                                                                           Page

Part I            Financial Information:

                  Item 1:

                    Balance Sheets - March 31, 1996 (Unaudited)
                    and December 31, 1995 ................................... 3

                    Statements of Operations - Three Months
                    Ended March 31, 1996 and 1995 (Unaudited) . ............. 5

                    Statements of Cash Flows - Three Months
                    Ended March 31, 1996 and 1995 (Unaudited) ................6

                    Notes to Financial Statements       ......................7


                  Item 2:

                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ..........10

Part II           Other Information .........................................16

                     Signatures .............................................17

PART I. FINANCIAL INFORMATION

                                  EDITEK, Inc.
                                 BALANCE SHEETS

                                                  March 31      December 31
                                                    1996           1995
                                                (Unaudited)     (Restated)
                                                -------------------------------
                                                       (In Thousands)
Assets
Current assets
  Cash and cash equivalents                     $   880       $    258
   Accounts receivable
         Trade, less allowance for
         doubtful accounts ($206,000 - 1996,
          $130,000 - 1995)                        4,635            977
         Other                                       -              52
   Inventories:
         Raw Materials                              607            588
         Work in process                            126            169
         Finished goods                             624            180
                                                 -----------------------
                                                  1,357            937

   Deposit on acquisition                            -             500
   Prepaid expenses and other                       531            368
                                                 -----------------------


         Total current assets                     7,403          3,092



Equipment and improvements
    Furniture and equipment                       9,532          5,857
    Leasehold improvements                          906          1,696
                                                 ----------------------
                                                 10,438          7,553
    Less accumulated depreciation
         and amortization                        (7,483)        (6,824)
                                                 ----------------------
                                                  2,955            729


Goodwill                                         22,898            117

                                                -----------------------

                                              $  33,256       $   3,938
                                              ==========================


                                      EDITEK, Inc.
                                     BALANCE SHEETS
                                      (Continued)

                                                    March 31      December 31
                                                     1996            1995
                                                   (Unaudited)    (Restated)
                                                 -------------------------------
                                                         (In Thousands)
Liabilities and stockholders' equity
Current liabilities
   Accounts payable                           $       1,885      $     1,184
   Accrued expense                                    1,585              834
   Accrued restructuring expenses                       553                -
   Deferred revenues                                     29               42
   Current portion of notes payable                   1,423               82
   Note payable to director                               -              100
                                                  -----------------------------

         Total current liabilities                     5,475           2,242


Long term debt                                         2,444               -

Other liabilities                                        731               -

Stockholders' equity
   Preferred Stock--authorized 1,000,000
         shares; 407 shares issued or
         outstanding                                       -               -
   Common Stock, $.15 par value;
         authorized - 30,000,000 shares;
         issued and outstanding -
         13,194,061 shares in 1996 and
         10,439,775 shares in 1995                      1,979           1,566
   Additional paid-in capital                          58,195          33,973
   Accumulated deficit                                (35,392)        (33,667)
                                                 -------------------------------
                                                       24,782           1,872


   Less: Note receivable from officer                    (100)           (100)
         Treasury stock                                   (76)            (76)
                                                 -------------------------------

        Total stockholders' equity                      24,606          1,696


                                                 $      33,256    $     3,938
                                                 ===============================

See notes to financial statements.


            STATEMENTS OF OPERATIONS
                (Unaudited)
                                                      Three Months Ended
                                                      March 31        March 31
                                                      1996            1995
                                                 -------------------------------
                                                          (In Thousands)
Revenues

   Laboratory service revenues                     $  4,748          $  863
   Product sales                                        796             710
   Royalties and fees                                    63              86
   Interest and other income                             16              68
                                                 -------------------------------

                                                      5,623           1,727

Cost of services                                      3,692             949
Cost of sales                                           656             607
                                                 -------------------------------

          Gross profit                                1,275             171

Operating expenses
   Selling, general and administrative                1,704             858
   Research and development                             345             208
   Interest and financing costs                          93              18
   Restructuring costs                                  858               -
                                                 -------------------------------

                                                      3,000           1,084

                                                 -------------------------------

            Net loss                               $ (1,725)      $   (913)
                                                 ===============================



Loss per common share                              $  (0.14)      $   (0.11)
                                                 ===============================



Weighted average number of
common shares outstanding                         12,331,721       8,208,752
                                                 ===============================





See notes to financial statements.



                                          EDITEK, Inc.
                              STATEMENTS OF CASH FLOWS (Unaudited)


                                                      Three Months Ended
                                                   March 31        March 31
                                                     1996            1995
                                                 -------------------------------
                                                        (In Thousands)

Operating activities
Net loss                                           $(1,725)          ($913)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                    398             163
      Restructuring costs                              858              -
      Changes in operating assets & liabilities
         net of effects from purchase of Medtox:
             Accounts receivable                      (703)            (99)
             Inventories                               (57)             72
             Prepaid expenses & other                  (26)             59
             Accounts payable and accrued liabilities   (7)           (394)
             Deferred revenues                         (68)            (15)
             Restructuring Accruals                   (173)              -
             Leases payable                              -             (16)
                                                 -------------------------------

Net cash used in operating activities                (1,502)        (1,143)


Investing activities
    Purchases of equipment & improvements              (837)           (34)
    Cash used for MEDTOX acquisition                (18,500)             -
                                                 -------------------------------

Net cash used in investing activities                (19,337)          (34)


Financing activities
    Payments on Debt                                  (2,531)            -
    Proceeds from borrowings                           4,995             -
    Costs associated with borrowings/acquisition        (736)            -
    Proceeds from issuance of stock for:
      Employee stock purchase plan                         4             7
      Exercise of stock options and warrants               -            90
      Private placements                                 600         1,527
      Preferred stock                                 20,350             -
      Costs related to stock issuances                (1,221)          (54)
   Conversion of note payable to common stock              -            61
   Increase in notes payable                               -            55
                                                 -------------------------------

Net cash provided by financing activities              21,461        1,686
                                                 -------------------------------

(Decrease) in cash and cash equivalents                $  622     $    509

Cash and cash equivalents at beginning of period       $  258     $  1,105
                                                 -------------------------------

Cash and cash equivalents at end of period             $  880     $  1,614
                                                 ===============================


                                EDITEK, INC.

                       NOTES TO FINANCIAL STATEMENTS

                               March 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of EDITEK, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1995.

Loss Per Share: Loss per share amounts are based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation as the effect would be anti-dilutive.

NOTE B -- ACQUISITION OF MEDTOX LABORATORIES, INC. ("MEDTOX")

On January 30, 1996, the Company acquired MEDTOX, a toxicology laboratory located in St. Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 2,517,306 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized approximately $22 million in goodwill. The goodwill is being amortized over a period of 20 years. The Company financed the acquisition by issuing $20 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. The Company also entered into a revolving line of credit of up to $7 million for working capital purposes. The consolidated results of operations for the three months ended March 31, 1996 include the results of the MEDTOX operations from January 26, 1996 to March 31, 1996.

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("BIOMAN")

On June 1, 1995, the Company acquired Bioman, an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which is being amortized over a period of 20 years. The consolidated results of operations for the three months ended March 31, 1996 included the results of the Bioman operations.

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

To help finance the acquisition of MEDTOX, the Company entered into revolving and term loan facilities with Heller Financial, Inc. The debt financing is for a total of $11,000,000 and consists of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company. The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. The interest rates on the two term loans of $2,000,000 are 2.5 points above the prime rate and 2.0 points above the prime rate, respectively. The revolving line of credit carries an interest rate equal to 1.5 points above the prime rate.

NOTE E -- RESTATEMENT OF 1995 FINANCIAL STATEMENTS

During 1995, the Company recorded a restructuring charge in the amount of $758,000 associated with the consolidation of the laboratory operations at Princeton Diagnostic Laboratories of America, Inc. ("PDLA") into the laboratory operations at MEDTOX. Subsequent to the filing of the 1995 Audited Financial Statements, it was determined that the restructuring charge should be recorded during the first quarter of 1996, consistent with the consummation of the MEDTOX acquisition on January 30, 1996. Accordingly, the Company has restated the 1995 Audited Financial Statements.

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
             THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER
               FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in 1986. The Company began the manufacture and sale of its EZ-SCREEN(R) diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT(R) and RECON(R), in 1993. Also in 1993, the Company formed DIAGNOSTIX, Inc. to market its agricultural diagnostic products. In addition, DIAGNOSTIX now markets the Company's on-site substance abuse products to certain segments of the substance abuse marketplace. The Company entered the laboratory testing market when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc., (PDLA) in 1994. In 1995, the Company acquired the former operations of Bioman through its DIAGNOSTIX, Inc. subsidiary. On January 30, 1996 the Company completed the acquisition of MEDTOX. The results of operations for the three months ended March 31, 1996 include the operations of MEDTOX from January 26, 1996 through the end of the period. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Total revenues for the three months ended March 31, 1996 were $5,623,000 as compared to $1,727,000 for the three months ended March 31, 1995. The increase was attributable to the increase in revenues from products and services. These revenues totaled $5,544,000 for the three months ended March 31, 1996, as compared to $1,573,000 for the three months ended March 31, 1995.

         Laboratory service revenues were $4,748,000 for the three months ended March 31, 1996 as compared to $863,000 for the three months ended March 31, 1995. This increase was primarily the result of the revenues from MEDTOX of $3,616,000 for the three months ended March 31, 1996. Net of the revenues from MEDTOX, laboratory service revenues were $1,132,000 for the three months ended March 31, 1996, an increase of 31% as compared to the same period in 1995. This 31% increase was primarily the result of the continued sales and marketing effort for these services. Laboratory service revenues of MEDTOX were $4,816,000 for the full three months ended March 31, 1996 as compared to $ 4,833,000 for MEDTOX for the three months ended March 31, 1995.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $325,000 for the three months ended March 31, 1996 compared to sales of $336,000 recorded for the same period in 1995.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $315,000 for the three months ended March 31 1996, an increase of 25% compared to sales of $253,000 for the three months ended March 31, 1995. The Company had sales of $146,000 which were generated through the former operations of Bioman, which was acquired by the Company on June 1, 1995. Excluding these revenues, sales of agricultural diagnostic products were $169,000 for the three months ended March 31, 1996 a decrease of 33% compared to the same period in 1995. The Company believes that the primary reason for the decrease was due to timing differences in orders from the USDA for the Company's products.

         Sales of Microbiological and associated product sales combined with contract manufacturing services were $81,000 for the three months ended March 31, 1996 compared to $107,000 for the same period in 1995. This decrease of 24% was primarily the result of the Company's decision not to market these products. Accordingly, the Company has decided to close down the operations of the Farm Facility during the second quarter of 1996. While this closure will decrease the amount of revenues generated from these sales, the elimination of the costs of the Farm Facility are expected to improve the overall gross margin from the sale of the Company's products.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the three months ended March 31, 1996 compared to $14,000 for the same period in 1995. This increase was the result of modest sales of finished products following the completion of research and development on certain tests in late 1995 and early 1996.

         Revenues from royalties and fees during the three months ended March 31, 1996 were $63,000, compared to $86,000 for the three months ended March 31, 1995. This decrease was primarily due to lower royalties from AML, as AML lost accounts that require payment of royalties to the Company.

         Revenues from interest and other income for the three months ended March 31, 1996 were $16,000 compared to $68,000 for the three months ended March 31, 1995. The $68,000 in 1995 included the recovery of debts owed by a customer of laboratory services which had been written off. For the same period in 1996, there was no such recovery of debts.

     The gross margin from the revenues generated from the laboratory services was 22% for the three months ended March 31, 1996 an increase compared to the same period in 1995, when the cost of providing laboratory services exceeded the revenue realized from these services. The improvement in the gross margin was primarily due to the operations of MEDTOX which realized a gross margin of 29%.

     Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended March 31, 1996 were 18% compared to 15% of sales of these products during the three months ended March 31, 1995. This increase in gross margin from product sales is primarily the result of the sales of products to the Department of Defense, and sales of the agricultural products sold through DIAGNOSTIX.

         Selling, general and administration expenses for the three months ended March 31, 1996 were $1,704,000, compared to $858,000 for the three months ended March 31, 1995. Of the $846,000 increase, MEDTOX expenses totaled $470,000. Net of MEDTOX, there was an increase of $376,000 compared to the same period in 1995. This increase is primarily due to $208,000 of amortization expense related to the goodwill resulting from the MEDTOX acquisition.

         Research and development expenses incurred during the three months ended March 31, 1996 were $345,000 as compared to $208,000 for the same period in 1995. This increase of $137,000 was primarily the result of $85,000 of research and development expenses from MEDTOX as well as increases in personnel costs.

     For the three months ended March 31, 1996, EDITEK incurred interest expense of $93,000, compared to interest expense of $18,000 incurred during the three months ended March 31, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

     In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company has taken a one time charge of $858,000 during the three months ended March 31, 1996 to cover certain costs of the restructuring, including $100,000 related to certain severance payments (see Note E of the Financial Statements). The Company had no such charge during the three months ended March 31, 1995.

     As a result of the above, the net loss for the three months ended March 31, 1996 was $1,725,000, compared to the net loss of $913,000 for the three months ended March 31, 1995.

     Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations will significantly improve the operating results of the Company, although there can be no assurance of the success of the consolidation of the laboratory operations in reducing costs and improving efficiencies. Management expects net sales to grow through both additional strategic acquisitions and the addition of new accounts, as well as the introduction of new products, including the recently launched EZ-SCREEN PROFILE(TM) Test Kit.

Material Changes in Financial Condition

         As of March 31, 1996, cash and cash equivalents were $880,000 compared to $258,000 at December 31, 1995. This increase was the result of the proceeds received from the sale of the 407 shares of Series A Preferred Stock, as well as proceeds received from the issuance of debt during 1996.

         As of March 31, 1996, accounts receivable were $4,635,000 compared to $1,029,000 at December 31, 1995. Of the total increase of $3,606,000, $3,506,000 was attributable to Medtox. The $100,000 increase, net of the MEDTOX receivables, was the result of higher sales in the quarter ended March 31, 1996 as compared to sales prior to December 31, 1995.

         Inventories were $1,357,000 at March 31, 1996 as compared to $937,000 at December 31, 1995. Of the total increase of $420,000, MEDTOX inventory was $430,000 at March 31, 1996, resulting in a decrease net of MEDTOX of $10,000.

     Prepaid expenses and other assets were $531,000 at March 31, 1996 as compared to $868,000 at December 31, 1995. This decrease of $337,000, or 39%, was primarily the result of the January application of the $500,000 deposit the Company had previously made towards the purchase price for the acquisition of MEDTOX.

         As of March 31, 1996, the Company had a balance of accounts payable of $1,885,000 compared to a balance of $1,184,000 at December 31, 1995. Of the total increase of $701,000, the payables from MEDTOX were $1,004,000 at March 31, 1996. Net of the payables from MEDTOX, the decrease of $303,000 was primarily the result of the payment of past due expenses resulting from the Company's improved financial condition.

         Accrued expenses were $1,585,000 at March 31, 1996, as compared to $834,000 at December 31, 1995. Of the total increase of $751,000, the accrued expenses from MEDTOX were $929,000 at March 31, 1996. Net of the MEDTOX balance, the decrease of $178,000 was the result of payment of certain expenses associated with the acquisition of MEDTOX.

     At March 31, 1996, the Company had accrued $604,000 for the payment of certain restructuring costs associated with the consolidation of the laboratory operations of PDLA with the laboratory operations of MEDTOX. In addition MEDTOX has accrued $680,000 for the payment of a lease obligation for a facility no longer used by MEDTOX. As a result, the Company has a total balance of accrued restructuring costs of $1,284,000 at March 31, 1996. At December 31, 1995 the Company had no accrual for restructuring costs (see Note E of the Financial Statements).

         During the three months ended March 31, 1996, the Company repaid the $100,000 it had borrowed from Dr. Samuel C. Powell, a director of the Company As described more fully in the footnotes to the financial statements, at March 31, 1996, the Company had a balance of loan payable to the North Carolina Biotechnology Center (NCBC) of $63,000. At March 31, 1996, the Company had a total balance of $3,777,000 for its loans payable to Heller Financial, Inc. Primarily as a result of these transactions, the total balance of notes payable at March 31, 1996 was $3,867,000 as compared to $182,000 at December 31, 1995.

Liquidity and Capital Resources

     Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company. At March 31, 1996, the Company had cash and cash equivalents of $880,000 and borrowing capability of approximately $3,500,000 from its revolving line of credit. The Company believes that the balance of cash and cash equivalents at March 31, 1996 together with the revolving line of credit should be sufficient to fund the planned operations through 1996.

     As of March 31, 1996, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements to fund operations until a positive cash flow can be achieved. Management believes that it has taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

     The Company believes that the acquisition of MEDTOX, the subsequent consolidation of the laboratory operations from PDLA into MEDTOX, and other synergy that will be realized from the acquisition of MEDTOX will enable the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, as well as (iii) continue to selectively pursue synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

     The Company lacks sufficient shares of Common Stock to satisfy the conversion rights of the outstanding Preferred Stock of the Company, including conversion notices received by the Company. Consequently, the Company would lack shares of Common Stock to sell in a future financing should it need to raise capital or for future acquisitions, until and unless the Company's shareholders approve an amendment to its Certificate of Incorporation increasing the number of shares of authorized Common Stock. The Company intends to seek shareholder approval as soon as practicable to increase the authorized Common Stock from 30,000,000 to 60,000,000. There can be no assurance the shareholders will approve such amendment. If the Company lacks shares of Common Stock for future financings or acquisitions, the Company will have to rely on debt financings or sales of its Preferred Stock. There can be no assurance that the Company will be able to obtain adequate capital or implement acquisitions through debt or Preferred Stock financings.

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION

                  Effective January 30, 1996, the Company entered into employment contracts with Mr. James D. Skinner, Chairman of the Board, President and CEO, Mr. Peter J. Heath, Vice President-Finance and CFO and Mr. Michael A. Terretti, Vice President. These agreements cover the period January 30, 1996 through January 30, 1998. Thereafter, the agreements are renewed in one-year increments unless otherwise terminated as specified in the agreements. In the event of a termination of employment of the named individuals by the Company without cause or by reason of a "change in control" of the Company, the individual is entitled to receive a severance pay equal to the balance of the employee's then current base salary for the remaining term of the agreement (without any renewal) and an additional sum equal to twelve (12) months of the employee's then current base salary.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.40, Form of employment agreement between the Company and Mr. James D. Skinner, Mr. Peter J. Heath and Mr. Michael A. Terretti.

(b)  Exhibit 27, Financial Data Schedule.

(c) Report on Form 8-K dated January 30, 1996, reporting the completion of the acquisition of MEDTOX Laboratories, Inc.

(d) Report on Form 8-K dated March 5, 1996, reporting the consolidation to the laboratory operations of PDLA into the laboratory operations of MEDTOX Laboratories, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 13, 1996


                                       EDITEK, INC.

                                       By:/s/    James D. Skinner
                                          James D. Skinner, Chairman,
                                          President and Chief Executive Officer

                                       By:/s/    Peter J. Heath
                                         Peter J. Heath, Vice President
                                         of Finance and Chief Financial Officer