Form 10-Q
period 1996-06-30
EDITEK INC
filed 1996-08-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period   ___________ to _______________

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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of August 1, 1996 was 25,494,782.

                                  EDITEK, INC.

                                      INDEX

                                                                         Page

Part I   Financial Information:

          Item 1:

             Balance Sheets - June 30, 1996 (Unaudited)
             and December 31, 1995 ........................................ 3

             Statements of Operations - Six Months
             Ended June 30, 1996 and 1995 and Three
             Months Ended June 30, 1996 and 1995 (Unaudited).... .......... 5

             Statements of Cash Flows - Six Months
             Ended June 30, 1996 and 1995 (Unaudited) ..................... 6

             Notes to Financial Statements       .......................... 7


          Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................10

Part II  Other Information ................................................18

             Signatures ...................................................19

PART I. FINANCIAL INFORMATION


                                  EDITEK, Inc.

                                  BALANCE SHEETS

                                                 June 30        December 31
                                                  1996             1995
                                                (Unaudited)
                                                ------------------------------
                                                        (In Thousands)

Assets
Current assets
   Cash and cash equivalents                      $       146     $       258
   Accounts receivable
         Trade, less allowance for
         doubtful accounts ($298,000 - 1996,
          $130,000 - 1995)                              5,367             977
         Other                                             88              52
      Inventories:
         Raw Materials                                    593             588
         Work in process                                  104             169
         Finished goods                                   637             180
                                                ------------------------------
                                                        1,334             937

   Deposit on acquisition                                   -             500
   Prepaid expenses and other                             344             368
                                                ------------------------------

         Total current assets                           7,279           3,092



Equipment and improvements
    Furniture and equipment                             9,713           5,857
    Leasehold improvements                                936           1,696
                                                ------------------------------
                                                       10,649           7,553
    Less accumulated depreciation
         and amortization                             (7,818)         (6,824)
                                                ------------------------------

                                                       2,831             729


Goodwill                                              22,587             117
                                                ------------------------------

                                                 $    32,697      $    3,938
                                                ==============================


                                  EDITEK, Inc.

                                 BALANCE SHEETS
                                   (Continued)

                                                  June 30        December 31
                                                   1996             1995
                                                (Unaudited)
                                             ----------------------------------
                                                      (In Thousands)

Liabilities and stockholders' equity
Current liabilities
   Line of credit                                   $      691     $         -
   Accounts payable                                      2,029           1,184
   Accrued expense                                       1,189             834
   Accrued restructuring expenses                          376               -
   Deferred revenues                                        14              42
   Current  portion of notes payable                     1,422              82
   Note payable to director                                  -             100
                                             ----------------------------------
         Total current liabilities                       5,721           2,242

Long term debt                                           2,111               -

Other Liabilities                                          575               -

Stockholders' equity
   Preferred Stock--authorized 1,000,000
         shares; 53 shares issued
         and outstanding                                     -               -
   Common Stock, $.15 par value;
         authorized - 30,000,000 shares;
         issued and outstanding -
         25,409,449 shares in 1996 and
         10,439,775 shares in 1995                       3,812           1,566
   Additional paid-in capital                           56,310          33,973
   Accumulated deficit                                 (35,656)        (33,667)
                                             ----------------------------------
                                                        24,466           1,872


   Less: Note receivable from officer                    (100)           (100)
         Treasury stock                                   (76)            (76)
                                             ----------------------------------

        Total stockholders' equity                      24,290           1,696



                                                   $    32,697      $    3,938
                                             ==================================

See notes to financial statements.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Six Months         Three Months
                                             Ended              Ended
                                            June 30            June 30
                                      1996         1995     1996       1995
                                     -------------------------------------------
                                                   (In Thousands)

Revenues

   Laboratory service revenues   $   11,483   $  2,063    $  6,735   $  1,200
   Product sales                      1,688      1,347         892        637
   Royalties and fees                    85        160          22         74
   Interest and other income             24        181           8        113
                                 ---------------------------------------------
                                     13,280      3,751       7,657      2,024

Cost of services                      8,415      2,058       4,723      1,109
Cost of sales                         1,227      1,123         571        516
                                 ---------------------------------------------
     Gross profit                     3,638        570       2,363        399


Operating expenses
   Selling, general and
   administrative                      3,832      1,939       2,128      1,081
   Research and development              710        427         365        219
   Interest and financing costs          227         20         134          2
   Restructuring costs                   858          -           -          -
                                 ---------------------------------------------
                                       5,627      2,386       2,627      1,302
                                 ---------------------------------------------

            Net loss               $  (1,989)  $ (1,816)     $ (264)   $ (903)
                                 =============================================




Loss per common share              $   (0.09)  $  (0.20)     $(0.01)   $(0.10)
                                 =============================================



Weighted average number of
common shares outstanding         21,282,842  9,239,159  22,006,646  9,321,610
                                 ==============================================



See notes to financial statements.


                                  EDITEK, Inc.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                        Six Months
                                                           Ended
                                                          June 30
                                                    1996          1995
                                                    ------------------------
                                                      (In Thousands)


Operating activities
Net loss                                             $ (1,989)    $  (1,816)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       1,054         328
      Restructuring costs                                   858           -
      Changes in operating assets & liabilities
         net of effects from purchase of MEDTOX
         and BIOMAN
             Accounts receivable                         (1,523)       (114)
             Inventories                                    (34)         65
             Prepaid expenses & other                       161        (404)
             Accounts payable and accrued liabilities      (259)       (208)
             Deferred revenues                              (83)        (19)
             Restructuring accruals                        (506)        (23)
                                                    ------------------------

Net cash used in operating activities                    (2,320)     (2,191)


Investing activities

    Purchases of equipment & improvements                (1,048)        (61)
    Cash acquired from BIOMAN acquisition                     -          12
    Cash used for MEDTOX acquisition                     (18,500)         -
                                                    ------------------------

Net cash used in investing activities                    (19,548)       (49)


Financing activities
    Payments on Debt                                     (2,865)        (944)
    Proceeds from borrowings                              5,686            -
    Costs associated with borrowings/acquisition           (787)           -
    Proceeds from issuance of stock for:
      Employee stock purchase plan                           29           14
      Exercise of stock options and warrants                  -          118
      Private placements                                    600        2,776
      Preferred stock                                    20,350            -
      Costs related to stock issuances                   (1,257)         (98)
                                                    -------------------------

Net cash provided by financing activities                21,756        1,866
                                                    ------------------------

Decrease in cash and cash equivalents                 $   (112)   $    (374)


Cash and cash equivalents at beginning of period      $    258    $   1,105
                                                    ------------------------

Cash and cash equivalents at end of period            $    146    $     731
                                                    ========================


                                  EDITEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of EDITEK, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1995.

Loss Per Share: Loss per share amounts are based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation as the effect would be anti-dilutive.

NOTE B -- ACQUISITION OF MEDTOX LABORATORIES, INC. ("MEDTOX")

On January 30,  1996,  the Company  acquired  MEDTOX,  a  toxicology  laboratory located in St. Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 2,517,306 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized approximately $22 million in goodwill. The goodwill is being amortized over a period of 20 years. The Company financed the acquisition by issuing $20 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. The Company also entered into a revolving line of credit of up to $7 million for working capital purposes. The consolidated results of operations for the six months ended June 30, 1996 include the results of the MEDTOX operations from January 26, 1996 to June 30, 1996.

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("BIOMAN")

On June 1, 1995, the Company acquired Bioman, an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which is being amortized over a period of 10 years. The consolidated results of operations for the six months ended June 30, 1996 include the results of the BIOMAN operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in 1986. The Company began the manufacture and sale of its EZ-SCREEN(R) diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT(R) and RECON(R), in 1993. Also in 1993, the Company formed DIAGNOSTIX, Inc. to market its agricultural diagnostic products. In addition, DIAGNOSTIX now markets the Company's on-site substance abuse products to certain segments of the substance abuse marketplace. The Company entered the laboratory testing market when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc., (PDLA) in 1994. In 1995, the Company acquired the former operations of Bioman through its DIAGNOSTIX, Inc. subsidiary. On January 30, 1996 the Company completed the acquisition of MEDTOX. The results of operations for the six months ended June 30, 1996 include the operations of MEDTOX from January 26, 1996 through the end of the period. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Total revenues for the six months ended June 30, 1996 were $13,280,000 as compared to $3,751,000 for the six months ended June 30, 1995. The increase was attributable to the increase in revenues from products and services. These revenues totaled $13,171,000 for the six months ended June 30, 1996, as compared to $3,410,000 for the six months ended June 30, 1995.

         Laboratory service revenues were $11,483,000 for the six months ended June 30, 1996, compared to $2,063,000 for the six months ended June 30, 1995. This increase was primarily the result of the revenues contributed by the MEDTOX customer base. The MEDTOX revenues for the period February 1 through June 30, 1995 were $8,739,000, providing for proforma laboratory service revenues in 1995 of $10,802,000. The 6% proforma increase in 1996 is the result of the continued sales and marketing effort for these services.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $765,000 for the six months ended June 30, 1996 compared to sales of $616,000 recorded for the same period in 1995. This increase of 24% was primarily the result of sales of the EZ-SCREEN PROFILE(TM) test kits which were introduced during the six months ended June 30, 1996.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $687,000 for the six months ended June 30 1996, an increase of 43% compared to sales of $481,000 for the six months ended June 30, 1995. The Company had sales of $279,000 which were generated through the former operations of Bioman, which was acquired by the Company on June 1, 1995.
Excluding these revenues, sales of agricultural diagnostic products were $408,000 for the six months ended June 30, 1996 as compared to $403,000 for the same period in 1995.

         Sales of Microbiological and associated product sales combined with contract manufacturing services were $161,000 for the six months ended June 30, 1996 compared to $213,000 for the same period in 1995. This decrease of 22% was primarily the result of the Company's decision not to market these products. Accordingly, the Company has decided to close down the operations of the Farm Facility. While this closure will decrease the amount of revenues generated from these sales, the elimination of the costs of the Farm Facility are expected to improve the overall gross margin from the sale of the Company's products. The Company expects the closure to be complete by the end of August.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the six months ended June 30, 1996 compared to $37,000 for the same period in 1995. This increase was the result of modest sales of finished products following the completion of research and development on certain tests in late 1995 and early 1996.

         Revenues from royalties and fees during the six months ended June 30, 1996 were $85,000, compared to $160,000 for the six months ended June 30, 1995. This decrease was primarily due to lower royalties from AML, as AML lost accounts that require payment of royalties to the Company.

         Revenues from interest and other income for the six months ended June 30, 1996 were $24,000 compared to $181,000 for the six months ended June 30, 1995. The $181,000 in 1995 included the recovery of debts owed by a customer of laboratory services which had been written off, as well as a payment made to the Company by the landlord of the facility in New Jersey for renewing the lease for that facility. For the same period in 1996, there was no such payment or recovery of such debts.

           The gross margin from the revenues generated from the laboratory services was 27% for the six months ended June 30, 1996 an increase compared to the same period in 1995, when the cost of providing laboratory services was approximately the same as the revenue realized from these services. The improvement in the gross margin was primarily due to the operations of MEDTOX and the consolidation of the laboratory operations in New Jersey of PDLA into the laboratory operations of MEDTOX.

         Gross margins from the sales of both manufactured products and products purchased for resale for the six months ended June 30, 1996 were 27% compared to 17% of sales of these products during the six months ended June 30, 1995. This increase in gross margin from product sales is primarily the result of the increased sales of contract manufacturing services, sales of the EZ-SCREEN PROFILE test kits, as well as sales of the agricultural products sold through DIAGNOSTIX.

         Selling, general and administration expenses for the six months ended June 30, 1996 were $3,832,000, compared to $1,939,000 for the six months ended June 30, 1995. Of the $1,893,000 increase, MEDTOX related expenses totaled $1,374,000. Net of MEDTOX, there was an increase of $519,000 compared to the same period in 1995. This increase is primarily due to $527,000 of amortization expense related to goodwill resulting from the MEDTOX acquisition.

         Research and development expenses incurred during the six months ended June 30, 1996 were $710,000 as compared to $427,000 for the same period in 1995. This increase of $283,000 was primarily the result of $193,000 of research and development expenses from MEDTOX as well as increases in personnel costs.

     For the six months ended June 30, 1996, EDITEK incurred interest expense of $227,000, compared to interest expense of $20,000 incurred during the six months ended June 30, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

         In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company has taken a one time charge of $858,000 during the six months ended June 30, 1996 to cover certain costs of the restructuring, including $100,000 related to certain severance payments (see Note E of the Financial Statements). The Company had no such charge during the six months ended June 30, 1995.

     As a result of the above, the net loss for the six months ended June 30, 1996 was $1,989,000, compared to the net loss of $1,816,000 for the six months ended June 30, 1995.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Total revenues for the three months ended June 30, 1996 were $7,657,000 as compared to $2,024,000 for the three months ended June 30, 1995. The increase was attributable to the increase in revenues from products and services. These revenues totaled $7,627,000 for the three months ended June 30, 1996, as compared to $1,837,000 for the three months ended June 30, 1995.

         Laboratory service revenues were $6,735,000 for the three months ended June 30, 1996, compared to $1,200,000 for the three months ended June 30, 1995. This increase was primarily the result of the revenues contributed by the MEDTOX customer base. The MEDTOX revenues for the same period in 1995 were $5,378,000, providing for proforma laboratory service revenues of $6,578,000.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $441,000 for the three months ended June 30, 1996 compared to sales of $280,000 recorded for the same period in 1995. This increase of 58% was primarily due to sales of the EZ-SCREEN PROFILE test kits.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $372,000 for the three months ended June 30 1996, an increase of 63% compared to sales of $228,000 for the three months ended June 30, 1995. The Company had sales of $133,000 which were generated through the former operations of Bioman, which was acquired by the Company on June 1, 1995. Excluding these revenues, sales of agricultural diagnostic products were $239,000 for the three months ended June 30, 1996 a increase of 59% compared to the same period in 1995. The Company believes that the primary reason for the increase was due to timing differences in orders from the USDA for the Company's products.

         Sales of Microbiological and associated product sales combined with contract manufacturing services were $79,000 for the three months ended June 30, 1996 compared to $106,000 for the same period in 1995. This decrease of 30% was primarily the result of the Company's decision not to market these products. Accordingly, the Company has decided to close down the operations of the Farm Facility. While this closure will decrease the amount of revenues generated from these sales, the elimination of the costs of the Farm Facility are expected to improve the overall gross margin from the sale of the Company's products.

         There were no revenues generated from the shipment of products to the U.S. Department of Defense for the three months ended June 30, 1996. This decrease from $23,000 for the same period in 1995 is the result of a delay in receipt of reagents for use in test development, as well as a delay in receipt of funding to support this development.

         Revenues from royalties and fees during the three months ended June 30, 1996 were $22,000, compared to $74,000 for the three months ended June 30, 1995. This decrease was primarily due to lower royalties from AML, as AML lost accounts that require payment of royalties to the Company.

         Revenues from interest and other income for the three months ended June 30, 1996 were $8,000 compared to $113,000 for the three months ended June 30, 1995. The $113,000 in 1995 included a payment made to the Company by the landlord of the facility in New Jersey for renewing the lease for that facility. For the same period in 1996, there was no such payment.

           The gross margin from the revenues generated from the laboratory services was 30% for the three months ended June 30, 1996 an increase compared to the same period in 1995, when the gross margin was 8%. The improvement in the gross margin was primarily due to the operations of MEDTOX and the consolidation of the laboratory operations in New Jersey of PDLA into the laboratory operations of MEDTOX.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended June 30, 1996 were 36% compared to 19% of sales of these products during the three months ended June 30, 1995. This increase in gross margin from product sales is primarily the result of sales of the agricultural products sold through DIAGNOSTIX.

         Selling, general and administration expenses for the three months ended June 30, 1996 were $2,128,000, compared to $1,081,000 for the three months ended June 30, 1995. Of the $1,047,000 increase, MEDTOX expenses totaled $903,000. Net of MEDTOX, there was an increase of $144,000 compared to the same period in 1995. This increase is primarily due to $319,000 of amortization expense related to goodwill resulting from the MEDTOX acquisition.

         Research and development expenses incurred during the three months ended June 30, 1996 were $365,000 as compared to $219,000 for the same period in 1995. This increase of $146,000 was primarily the result of $107,000 of research and development expenses from MEDTOX, as well as increases in personnel costs.

     For the three months ended June 30, 1996, EDITEK incurred interest expense of $134,000, compared to interest expense of $2,000 incurred during the three months ended June 30, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

     As a result of the above, the net loss for the three months ended June 30, 1996 was $264,000, compared to the net loss of $903,000 for the three months ended June 30, 1995.

     Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations will improve the operating results of the Company, although there can be no assurance of the success of the consolidation of the laboratory operations in reducing costs and improving efficiencies. Management expects net sales to grow through both additional strategic acquisitions and the addition of new accounts, as well as the introduction of new products, including the recently launched EZ-SCREEN PROFILE test kit.

Material Changes in Financial Condition

         As of June 30, 1996,  accounts  receivable were $5,455,000  compared to
$1,029,000  at  December  31,  1995.  This  $4,426,000   increase  is  primarily
attributable to the MEDTOX accounts receivable balance at June 30, 1996.

         Inventories were $1,334,000 at June 30, 1996 as compared to $937,000 at December 31, 1995. Of the total increase of $397,000, MEDTOX inventory was $420,000 at June 30, 1996, resulting in a decrease net of MEDTOX of $23,000.

         Prepaid expenses and other assets were $344,000 at June 30, 1996 as compared to $868,000 at December 31, 1995. This decrease of $524,000, or 60%, was primarily the result of the January application of the $500,000 deposit the Company had previously made towards the purchase price for the acquisition of MEDTOX.

         As of June 30, 1996, the Company had a balance of accounts payable of $2,029,000 compared to a balance of $1,184,000 at December 31, 1995. Of the total increase of $845,000, the payables from MEDTOX were $1,305,000 at June 30, 1996. Net of the payables from MEDTOX, the decrease of $460,000 was primarily the result of the payment of past due expenses resulting from the Company's improved financial condition.

         Accrued expenses were $1,189,000 at June 30, 1996, as compared to $834,000 at December 31, 1995. Of the total increase of $355,000, the accrued expenses from MEDTOX were $827,000 at June 30, 1996. Net of the MEDTOX balance, the decrease of $472,000 was the result of payment of certain expenses associated with the acquisition of MEDTOX.

         At June 30, 1996, the Company had accrued $336,000 for the payment of certain restructuring costs associated with the consolidation of the laboratory operations of PDLA with the laboratory operations of MEDTOX. In addition MEDTOX has accrued $615,000 for the payment of a lease obligation for a facility no longer used by MEDTOX. As a result, the Company has a total balance of accrued restructuring costs of $951,000 at June 30, 1996. At December 31, 1995 the Company had no accrual for restructuring costs (see Note E of the Financial Statements).

         During the six months ended June 30, 1996, the Company repaid the $100,000 it had borrowed from Dr. Samuel C. Powell, a director of the Company As described more fully in the footnotes to the financial statements, at June 30, 1996, the Company had a balance of loan payable to the North Carolina Biotechnology Center (NCBC) of $63,000. At June 30, 1996, the Company had a total balance of $4,135,000 for its loans payable to Heller Financial, Inc. Primarily as a result of these transactions, the total balance of notes payable at June 30, 1996 was $4,224,000 as compared to $182,000 at December 31, 1995.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company. At June 30, 1996, the Company had cash and cash equivalents of $146,000 and borrowing capability of approximately $3,100,000 from its revolving line of credit. The Company believes that the balance of cash and cash equivalents at June 30, 1996 together with the revolving line of credit should be sufficient to fund the planned operations through 1996.

         As of June 30, 1996, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements to fund operations until a positive cash flow can be achieved. Management believes that it has taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

     The Company believes that the acquisition of MEDTOX, the subsequent consolidation of the laboratory operations from PDLA into MEDTOX, and other synergy that will be realized from the acquisition of MEDTOX will enable the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, as well as (iii) continue to selectively pursue synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable. The Company expects to incur additional restructuring expenses in the third quarter in connection with the previous closing of its facility in Illinois and the elimination of certain operations at its facility in New Jersey and cost reduction efforts at its other facilities. The amounts of these restructuring expenses have not yet been determined.

         The Company lacks sufficient shares of Common Stock to satisfy the conversion rights of the outstanding Preferred Stock of the Company, including conversion notices received by the Company. Consequently, the Company would lack shares of Common Stock to sell in a future financing should it need to raise capital or for future acquisitions, until and unless the Company's shareholders approve an amendment to its Certificate of Incorporation increasing the number of shares of authorized Common Stock. The Board of Directors of the Company canceled a special meeting of shareholders scheduled for June 25,1996 at which an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock was to have been voted upon. After proxy solicitation for the special meeting had begun, the American Stock Exchange stated that the vote to amend the charter required brokers and nominees holding shares of common stock to obtain written instructions from beneficial owners regarding the voting of their shares. The Company had received numerous proxies from brokers and nominees which did not indicate how many of the votes were cast based on the beneficial owners' instructions. The meeting was canceled because it was not possible to determine which votes could be counted.

     In August, lawsuits were filed against the Company by purchasers of its Preferred Stock. The suits allege breach of contract with respect to conversion of the Preferred Stock and one of the suits also alleges misrepresentation in connection with the Company's sale of the Stock. Other holders of Preferred Stock have threatened to institute similar legal proceedings. The Company is evaluating the complaints and has not yet formally responded to the allegations.

         The Company intends to seek shareholder approval to increase the authorized Common Stock. There can be no assurance the shareholders will approve such amendment. If the Company lacks shares of Common Stock for future financings or acquisitions, the Company will have to rely on debt financings or sales of its Preferred Stock. There can be no assurance that the Company will be able to obtain adequate capital or implement acquisitions through debt or Preferred Stock financings.

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION

     On July 3, 1996, five new members joined the Board of Directors of the Company, as four members resigned. The new members are James Arrington, Alex Bistricer, David Bistricer, Richard Braun and Louis Perlman. The members who resigned were Robert Beckman, Gene Lewis, George Masters and James Skinner. Mr. Skinner also resigned as President and CEO. On July 24, 1996, a special meeting of the Board of Directors was held at which Richard Braun was named Chief Executive Officer of the Company.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     a) Report on Form 8-K dated April 30, 1996, reporting on the conversion of Preferred Stock.

     b) Report on Form 8-K dated June 5, 1996 reporting on the formation of an Executive Committee of the Board of Directors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 14, 1996


                                   EDITEK, INC.

                                   By:  /s/  Richard J. Braun
                                        Richard J. Braun,
                                        Chief Executive Officer

                                   By:  /s/    Peter J. Heath
                                        Peter J. Heath,
                                        Vice President of Finance
                                        and Chief Financial Officer