Form 10-Q
period 1996-09-30
EDITEK INC
filed 1996-11-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number  1-11394

                                  EDITEK, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                          95-3863205
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporated or organization)                          Identification No.)

  1238 Anthony Road, Burlington, North Carolina                          27215
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code:               (910) 226-6311
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of November 1, 1996 was 25,513,284.

                                  EDITEK, INC.

                                      INDEX

                                                                           Page

Part I     Financial Information:

           Item 1:

             Balance Sheets - September 30, 1996 (Unaudited)
             and December 31, 1995 .......................................... 3

             Statements   of   Operations   -  Nine  Months  Ended
             September  30, 1996 and 1995 and Three  Months  Ended
             September 30, 1996 and 1995 (Unaudited)......................... 5

             Statements of Cash Flows - Nine Months
             Ended September 30, 1996 and 1995 (Unaudited) .................. 6

             Notes to Financial Statements .................................. 7


          Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..................11

Part II   Other Information .. ..............................................19
             Signatures......................................................20

 PART I. FINANCIAL INFORMATION

                                  EDITEK, Inc.

                                 BALANCE SHEETS
                                                                September 30      December 31
                                                                    1996              1995
                                                                 (Unaudited)
                                                              -----------------------------------
                                                                        (in thousands)
Assets
Current assets
   Cash and cash equivalents                                        $       325     $        258
   Accounts receivable
         Trade, less allowance for
         doubtful accounts ($232,000 - 1996,
          $130,000 - 1995)                                                4,757              977
         Other                                                              150               52
   Inventories:
         Raw Materials                                                      467              588
         Work in process                                                    121              169
         Finished goods                                                     655              180
                                                              -----------------------------------
                                                                          1,243              937
   Deposit on acquisition                                                     -              500
   Prepaid expenses and other                                               250              368
                                                              -----------------------------------
         Total current assets                                             6,725            3,092

Equipment and improvements
    Furniture and equipment                                               9,632            5,857
    Leasehold improvements                                                  954            1,696
                                                              -----------------------------------

                                                                         10,586            7,553
    Less accumulated depreciation
         and amortization                                                (8,085)          (6,824)
                                                              -----------------------------------

                                                                          2,501              729


Goodwill, Net                                                            22,166              117
                                                              -----------------------------------


                                                                  $      31,392      $     3,938
                                                              ===================================


                                  EDITEK, Inc.
                                 BALANCE SHEETS
                                   (Continued)

                                                                September 30      December 31
                                                                    1996              1995
                                                                 (Unaudited)
                                                              -----------------------------------
                                                                        (in thousands)

Liabilities and stockholders' equity
Current liabilities
   Line of credit                                                $        1,033     $         -
   Accounts payable                                                       1,803           1,184
   Accrued expense                                                        1,871             834
   Accrued restructuring expenses                                           938               -
   Deferred revenues                                                          1              42
   Current  portion of notes payable                                      1,333              82
   Note payable to director                                                   -             100
                                                              -----------------------------------
         Total current liabilities                                        6,979           2,242

Long term debt                                                            1,778               -

Noncurrent Restructuring Expenses                                           767               -

Stockholders' equity
   Preferred Stock--authorized 1,000,000
         shares; 53 shares issued and outstanding                             -               -
   Common Stock, $.15 par value;
         authorized - 30,000,000 shares;
         issued and outstanding -
         25,513,284 shares in 1996 and
         10,439,775 shares in 1995                                        3,827           1,566
   Additional paid-in capital                                            56,356          33,973
   Accumulated deficit                                                  (38,139)        (33,667)
                                                              -----------------------------------
                                                                         22,044           1,872

Less: Note receivable from officer                                            -            (100)
         Treasury stock                                                    (176)            (76)
                                                              -----------------------------------
        Total stockholders' equity                                       21,868           1,696


                                                                  $      31,392     $     3,938
                                                              ===================================

See notes to financial statements.



                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                   Nine Months                Three Months
                                                                      Ended                      Ended
                                                                  September 30               September 30
                                                              1996         1995         1996            1995
                                                         ----------------------------------------------------
                                                                  (in thousands except for per share amounts)

Revenues

   Laboratory service revenues                            $  17,555    $ 3,149      $   6,072      $   1,086
   Product sales                                              2,410      2,094            722            747
   Royalties and fees                                            90        234              5             74
   Interest and other income                                     69        186             45              5
                                                         ----------------------------------------------------
                                                             20,124      5,663          6,844          1,912

Cost of services                                             13,122      3,062          4,707          1,004
Cost of sales                                                 1,779      1,738            552            615
                                                         ----------------------------------------------------

          Gross profit                                        5,223        863          1,585            293

Operating expenses
   Selling, general and administrative                        6,337      2,963          2,505          1,024
   Research and development                                   1,044        669            334            242
   Interest and financing costs                                 350         21            123              1
   Restructuring costs                                        1,966          -          1,108              -
                                                         ----------------------------------------------------

                                                              9,697      3,653          4,070          1,267

                                                         ----------------------------------------------------

            Net loss                                      $  (4,474)   $(2,790)     $  (2,485)     $    (974)
                                                         =====================================================



Loss per common share                                     $   (0.22)   $ (0.28)     $   (0.10)     $   (0.10)
                                                         =====================================================

Weighted average number of
common shares outstanding                                19,953,009  9,915,427     25,485,225      9,321,610
                                                         ===============================================================

See notes to financial statements.



                                  EDITEK, Inc.

                      STATEMENTS OF CASH FLOWS (Unaudited)


                                                                     Nine Months Ended
                                                                        September 30
                                                                     1996          1995
                                                                     ----------------------
                                                                        (in thousands)

Operating activities
Net loss                                                              $(4,474)    $(2,790)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     1,703         501
      Write off of goodwill and other assets                              221           -
      Gain on sale or retirement of equipment                             (16)          -
      Changes in operating assets & liabilities
         net of effects from purchase of Medtox:
             Accounts receivable                                         (975)       (355)
             Inventories                                                   57          (2)
             Prepaid expenses & other                                     255        (462)
             Accounts payable and accrued liabilities                     198        (146)
             Deferred revenues                                            (96)        (26)
             Restructuring accruals                                       974           -
             Leases payable                                                 -         (23)
                                                                     ----------------------
Net cash used in operating activities                                  (2,153)     (3,303)


Investing activities
    Purchases of equipment & improvements                              (1,065)       (108)
    Proceeds from sale of equipment                                        24           -
    Cash used for BIOMAN acquisition                                        -         (37)
    Cash used for MEDTOX acquisition                                  (18,500)          -
                                                                     ----------------------

Net cash used in investing activities                                 (19,541)       (145)


Financing activities
    Payments on Debt                                                   (2,267)       (945)
    Proceeds from borrowings                                            5,033          16
    Costs associated with borrowings/acquisition                         (824)          -
    Proceeds from issuance of stock for:
      Employee stock purchase plan                                         64          21
      Exercise of stock options and warrants                               26         193
      Private placements                                                  600       3,715
      Preferred stock                                                  20,350           -
      Costs related to stock issuances                                 (1,221)       (231)
   Conversion of note payable to common stock                                -         61
   Increase in notes payable                                                 -        (71)
                                                                     ----------------------

Net cash provided by financing activities                              21,761       2,759
                                                                     ----------------------

Increase (Decrease) in cash and cash equivalents                      $    67     $  (689)

Cash and cash equivalents at beginning of period                      $   258     $ 1,105
                                                                     ---------------------

Cash and cash equivalents at end of period                            $   325     $   416
                                                                     =====================

                                  EDITEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of EDITEK, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1995.

Loss Per Share: Loss per share amounts are based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation as the effect would be anti-dilutive.

NOTE B -- ACQUISITION OF MEDTOX LABORATORIES, INC. ("MEDTOX")

On January 30, 1996, the Company acquired MEDTOX, a toxicology laboratory located in St. Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 2,517,306 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized approximately $22 million in goodwill. The goodwill is being amortized over a period of 20 years. The Company financed the acquisition by issuing $20 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. The Company also entered into a revolving line of credit of up to $7 million for working capital purposes. The consolidated results of operations for the nine months ended September 30, 1996 include the results of the MEDTOX operations from January 26, 1996 to September 30, 1996.

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("BIOMAN")

On June 1, 1995, the Company acquired Bioman, an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which is being amortized over a period of 10 years. The consolidated results of operations for the nine months ended September 30, 1996 include the results of the Bioman operations. In September 1996, the Company sold the former Bioman operations to a company headed by former employees of the Company and Bioman. As a result of the sale of the former Bioman operations, the Company has written off $101,000 of the remaining goodwill associated with the acquisition of Bioman.

NOTE D -- DEBT

On August 15, 1989 the Company entered into a long-term loan agreement with the North Carolina Biotechnology Center ("NCBC"), a state funded, non-profit organization whereby the Company borrowed an aggregate of $125,000 to fund the development cost of a test for Chlamydia, a sexually transmitted disease. The loan originally had an interest rate of seven and one half percent (7.5%) per annum with all principal and interest due on August 15, 1994. The Company amended the loan agreement on the due date and issued 16,100 shares of common stock for $62,000 of the loan. The remaining principal of $63,000 and all accrued interest was paid on September 30, 1996.

To help finance the acquisition of MEDTOX, the Company entered into revolving and term loan facilities with Heller Financial, Inc. ("Heller"). The debt financing is for a total of $11,000,000 and consists of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company. The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. The interest rates on the two term loans of $2,000,000 are 2.5 points above the prime rate and 2.0 points above the prime rate, respectively. The revolving line of credit carries an interest rate equal to 1.5 points above the prime rate.

As of September 30, 1996, the Company was not in compliance with certain covenants in its loan agreement with Heller. As a result of the existence and continuance of the lack of compliance, Heller has established a reserve by reducing the availability under the revolving line of credit. The amount of the reserve at September 30, 1996 is $1,111,000. The Company and Heller are in the process of establishing new covenants where appropriate.

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

NOTE F -- GOODWILL

It is the Company's policy to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As such, management continually reviews the valuation and amortization of the intangible assets. As part of its ongoing review, management estimates the fair value of the Company's intangible assets, taking into consideration any events or circumstances which might have diminished the fair value. As part of an overall management review of the Company's strategic plan, the Company is currently reviewing the current value of the goodwill associated with the acquisition of MEDTOX to determine if the current value is appropriate or if an impairment of the goodwill has occurred. While the analysis is not yet complete, the Company expects that an impairment has occurred and that the Company will make the appropriate adjustment at the conclusion of the analysis which is expected to be completed prior to December 31, 1996.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in 1986. The Company began the manufacture and sale of its EZ-SCREEN(R) diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT(R) and RECON(R), in 1993. Also in 1993, the Company formed DIAGNOSTIX, Inc. to market its agricultural diagnostic products. In addition, DIAGNOSTIX now markets the Company's on-site substance abuse products to certain segments of the substance abuse marketplace. The Company entered the laboratory testing market when it completed the acquisition of PDLA in 1994. In 1995, the Company acquired the former operations of Bioman through its DIAGNOSTIX, Inc. subsidiary. On January 30, 1996 the Company completed the acquisition of MEDTOX. The results of operations for the nine months ended September 30, 1996 include the operations of MEDTOX from January 26, 1996 through the end of the period. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Total revenues for the nine months ended September 30, 1996 were $20,124,000 as compared to $5,663,000 for the nine months ended September 30, 1995. The increase was attributable to the increase in revenues from products and services. These revenues totaled $19,965,000 for the nine months ended
September 30, 1996, as compared to $5,243,000 for the nine months ended September 30, 1995.

         Laboratory service revenues were $17,555,000 for the nine months ended September 30, 1996, compared to $3,149,000 for the nine months ended September 30, 1995. This increase was primarily the result of the revenues contributed by the MEDTOX customer base. The MEDTOX revenues for the period February 1 through September 30, 1995 were $13,831,000, providing for proforma laboratory service revenues for the nine months ended September 30, 1995 of $16,980,000.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $1,134,000 for the nine months ended September 30, 1996 compared to sales of $914,000 recorded for the same period in 1995. This increase of 24% was primarily the result of sales of the EZ-SCREEN PROFILE(TM) test kits which were introduced in May of this year.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $970,000 for the nine months ended September 30, 1996, an increase of 17% compared to sales of $830,000 for the nine months ended September 30, 1995. The Company had sales of $367,000 which were generated through the former operations of Bioman, which was acquired by the Company on June 1, 1995. Excluding these revenues, sales of agricultural diagnostic products were $603,000 for the nine months ended September 30, 1996 as compared to $577,000 for the same period in 1995. In September 1996, the Company sold the former Bioman operations to a company headed by former employees of the Company and Bioman.

         Sales of microbiological and associated product sales combined with contract manufacturing services were $231,000 for the nine months ended September 30, 1996 compared to $313,000 for the same period in 1995. This decrease of 26% was primarily the result of the Company's decision not to market these products. Accordingly, the Company has closed down the operations of its farm facility. While this closure will decrease the amount of revenues generated from these sales, the elimination of the costs of the farm facility are expected to improve the overall gross margin from the sale of the Company's products.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the nine months ended September 30, 1996 compared to $37,000 for the same period in 1995. This increase was the result of modest sales of finished products following the completion of research and development on certain tests in late 1995 and early 1996.

         Revenues from royalties and fees during the nine months ended September 30, 1996 were $90,000, compared to $234,000 for the nine months ended September 30, 1995. This decrease was primarily due to lower royalties from American Medical Laboratories, Inc.
("AML"), as AML lost accounts that required payment of royalties to the Company.

         Revenues from interest and other income for the nine months ended September 30, 1996 were $69,000 compared to $186,000 for the nine months ended September 30, 1995. The $186,000 in 1995 included the recovery of debts owed by a customer of laboratory services which had been written off, as well as a payment made to the Company by the landlord of the facility in New Jersey for renewing the lease for that facility. For the same period in 1996, there was no such payment or recovery of such debts.

           The gross margin from the revenues generated from the laboratory services was 25% for the nine months ended September 30, 1996 an increase compared to the same period in 1995, when the cost of providing laboratory services was approximately the same as the revenue realized from these services.

The improvement in the gross margin was primarily due to the operations of MEDTOX and the consolidation of the laboratory operations of PDLA into the laboratory operations of MEDTOX.

         Gross margins from the sales of both manufactured products and products purchased for resale for the nine months ended September 30, 1996 were 26% compared to 17% of sales of these products during the nine months ended September 30, 1995. This increase in gross margin from product sales is primarily the result of the increased sales of contract manufacturing services, sales of the EZ-SCREEN PROFILE test kits, as well as sales of the agricultural products sold through DIAGNOSTIX.

         Selling, general and administration expenses for the nine months ended September 30, 1996 were $6,337,000, compared to $2,963,000 for the nine months ended September 30, 1995. Of the $3,374,000 increase, MEDTOX related expenses totaled $2,411,000. Net of MEDTOX, there was an increase of $963,000 compared to the same period in 1995. This increase is primarily due to $848,000 of amortization expense related to goodwill resulting from the MEDTOX acquisition. In addition, the Company has expensed in excess of $500,000 for legal fees. These legal fees are primarily for expenses relating to the Company's inability to issue shares to certain of the Series A Preferred Shareholders.

         Research and development expenses incurred during the nine months ended September 30, 1996 were $1,044,000 as compared to $669,000 for the same period in 1995. This increase of $375,000 was primarily the result of $310,000 of research and development expenses from MEDTOX as well as increases in personnel costs.

         For the nine months ended September 30, 1996, EDITEK incurred interest expense of $350,000, compared to interest expense of $21,000 incurred during the nine months ended September 30, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

         In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX as well as to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. The Company also determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company has taken charges of $1,966,000 during the nine months ended September 30, 1996 to cover certain costs of the restructurings, including $702,000 related to certain severance payments (see Note E of the Financial Statements). The Company had no such charge during the nine months ended September 30, 1995.

     As a result of the above, the net loss for the nine months ended September 30, 1996 was $4,474,000, compared to the net loss of $2,790,000 for the nine months ended September 30, 1995.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Total revenues for the three months ended September 30, 1996 were $6,844,000 as compared to $1,912,000 for the three months ended September 30, 1995. The increase was attributable to the increase in revenues from products and services. These revenues totaled $6,794,000 for the three months ended
September 30, 1996, as compared to $1,833,000 for the three months ended September 30, 1995.

         Laboratory service revenues were $6,072,000 for the three months ended September 30, 1996, compared to $1,086,000 for the three months ended September 30, 1995. This increase was primarily the result of the revenues contributed by the MEDTOX customer base. The MEDTOX revenues for the same period in 1995 were $5,092,000, providing for proforma laboratory service revenues of $6,178,000 for the three months ended September 30, 1995.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $369,000 for the three months ended September 30, 1996 compared to sales of $298,000 recorded for the same period in 1995. This increase of 24% was primarily due to sales of the EZ-SCREEN PROFILE test kits.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $283,000 for the three months ended September 30 1996, a decrease of 19% compared to sales of $349,000 for the three months ended September 30, 1995. This decrease was due to the absence of revenues for the month of September, 1996 generated through the former operations of Bioman which the Company sold effective September 3, 1996.

         Sales of microbiological and associated product sales combined with contract manufacturing services were $70,000 for the three months ended September 30, 1996 compared to $100,000 for the same period in 1995. This decrease of 30% was primarily the result of the Company's decision to close down the operations of the farm facility in early September 1996. While this closure will decrease the amount of revenues generated from these sales, the elimination of the costs of the farm facility are expected to improve the overall gross margin from the sale of the Company's products.

         There were no revenues generated from the shipment of products to the U.S. Department of Defense for the three months ended September 30, 1996 or September 30, 1995.

         Revenues from royalties and fees during the three months ended September 30, 1996 were $5,000, compared to $74,000 for the three months ended

September 30, 1995. This decrease was primarily due to lower royalties from AML, as AML lost accounts that require payment of royalties to the Company.

         Revenues from interest and other income for the three months ended September 30, 1996 were $45,000 compared to $5,000 for the three months ended September 30, 1995. The increase of $40,000 was primarily due to gains on the sale of certain assets.

           The gross margin from the revenues generated from the laboratory services was 22% for the three months ended September 30, 1996 an increase compared to the same period in 1995, when the gross margin was 8%. The improvement in the gross margin was primarily due to the operations of MEDTOX and the consolidation of the laboratory operations of PDLA into the laboratory operations of MEDTOX.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended September 30, 1996 were 24% compared to 18% of sales of these products during the three months ended September 30, 1995. This increase in gross margin from product sales is primarily the result of increased sales of contract manufacturing services, sales of the EZ-SCREEN PROFILE test kits and reduced costs as a result of the closure of the farm facility.

         Selling, general and administration expenses for the three months ended September 30, 1996 were $2,505,000, compared to $1,024,000 for the three months ended September 30, 1995. The increase of $1,481,000 was primarily the result of increased costs associated with the MEDTOX operation as well as amortization expense related to goodwill resulting from the MEDTOX acquisition and approximately $500,000 in legal fees relating to the Company's inability to issue shares to certain of the Series A Preferred Shareholders.

         Research and development expenses incurred during the three months ended September 30, 1996 were $334,000 as compared to $242,000 for the same period in 1995. This increase of $92,000 was primarily the result of $117,000 of research and development expenses from MEDTOX.

         For the three months ended September 30, 1996, EDITEK incurred interest expense of $123,000, compared to interest expense of $1,000 incurred during the three months ended September 30, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

         During the three months ended September 30, 1996, the Company took certain actions in order to improve the operating results of the Company including reducing the work force at its Burlington, North Carolina location. Primarily as a result of this action the Company has taken a charge of $1,108,000 during the three months ended September 30, 1996, including $602,000 related to severance payments. The Company had no such charge during the three months ended September 30, 1995.

     As a result of the above, the net loss for the three months ended September 30, 1996 was $2,485,000, compared to the net loss of $974,000 for the three months ended September 30, 1995.

         Management believes the acquisition of MEDTOX, the restructuring of the laboratory operations, the closing of the farm facility, the sale of the former Bioman operations and the reduction in the work force in the North Carolina office will improve the operating results of the Company, although there can be no assurance of the success of these actions in reducing costs and improving efficiencies. Management expects net sales to grow through both additional strategic acquisitions and the addition of new accounts, as well as the introduction of new products, including the recently launched EZ-SCREEN PROFILE test kit.

Material Changes in Financial Condition

         As of September 30, 1996, accounts receivable were $4,907,000 compared to $1,029,000 at December 31, 1995. This $3,878,000 increase is primarily attributable to the MEDTOX accounts receivable balance at September 30, 1996.

         Inventories were $1,243,000 at September 30, 1996 as compared to $937,000 at December 31, 1995. The increase of $306,000 was due to the inventory balance of MEDTOX at September 30, 1996.

         Prepaid expenses and other assets were $250,000 at September 30, 1996 as compared to $868,000 at December 31, 1995. This decrease of $618,000, or 71%, was primarily the result of the January application of the $500,000 deposit the Company had previously made towards the purchase price for the acquisition of MEDTOX.

         As of September 30, 1996, the Company had a balance of accounts payable of $1,803,000 compared to a balance of $1,184,000 at December 31, 1995. The increase of $619,000 was net of an increase due to accounts payable of MEDTOX and a decrease in past due expenses resulting from the Company's improved financial condition.

         Accrued expenses were $1,871,000 at September 30, 1996, as compared to $834,000 at December 31, 1995. Of the total increase of $1,037,000, the accrued expenses from MEDTOX were $1,035,000 at September 30, 1996. Net of the MEDTOX balance, the pro forma increase of $2,000 was the net result of payment of certain expenses associated with the acquisition of MEDTOX, and increased accrued legal fees relating to the Company's inability to issue Common Shares to certain of the Series A Preferred Shareholders..

         At September 30, 1996, the Company had accrued $996,000 for the payment of certain restructuring costs associated with the consolidation of the laboratory operations of PDLA with the laboratory operations of MEDTOX as well as costs associated with certain actions taken by the Company including a reduction in work force during the nine months ended September 30, 1996. In addition, MEDTOX has accrued $709,000 for the payment of a lease obligation for a facility no longer used by MEDTOX. As a result, the Company has a total balance of accrued restructuring costs of $1,705,000 at September 30, 1996. At December 31, 1995 the Company had no accrual for restructuring costs (see Note E of the Financial Statements).

         During the nine months ended September 30, 1996, the Company repaid the $100,000 it had borrowed from Dr. Samuel C. Powell, a director of the Company as well as the balance of the loan payable to the North Carolina Biotechnology Center. At September 30, 1996, the Company had a total balance of $4,144,000 for its loans payable to Heller Financial, Inc. as compared to total loans of $182,000 at December 31, 1995.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company. At September 30, 1996, the Company had cash and cash equivalents of $325,000 and borrowing capability of approximately $2,300,000 from its revolving line of credit. The Company believes that the balance of cash and cash equivalents at September 30, 1996 together with the revolving line of credit should be sufficient to fund the planned operations through 1996 and 1997.

         As of September 30, 1996, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements to fund operations until a positive cash flow can be achieved. Management believes that it has taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

         The Company believes that the acquisition of MEDTOX, the subsequent consolidation of the laboratory operations from PDLA into MEDTOX, the other actions previously discussed and other synergy that will be realized from the acquisition of MEDTOX will enable the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, as well as (iii) continuing to selectively pursue synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

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

         As of October 30, 1996, five separate lawsuits have been commenced against the Company by certain holders of the Series A Preferred. All five lawsuits are currently pending in the United States District court for the Southern District of New York. Plaintiffs in each of the lawsuits allege breach of contract with respect to conversion of the Preferred Stock and certain plaintiffs have also alleged misrepresentations and securities violations in connection with the Company's sale of the Series A Preferred. The Company may be subject to additional litigation from holders of Series A Preferred who do not receive shares of Common Stock issuable to them under the Company's charter or contractual obligations. The Company intends vigorously to contest each of the five pending lawsuits as well as any additional litigations that may be filed hereafter. However, the Company cannot predict the outcome of the lawsuits, and decisions in favor of plaintiffs in any or all of the lawsuits could have a material adverse effect on the Company and its business. The Company also cannot predict the total amount of legal expenses that may be incurred in the event of prolonged inability to issue shares to the Series A Preferred Shareholders.

         The Company is currently investigating possible claims against purchasers of Series A Preferred who may have breached the Series A Preferred subscription agreements or otherwise engaged in improprieties in connection with the conversion or sale of Company stock. The Company reserves the right to take action against any such person or persons, which action may include but not be limited to assertion of claims and the withholding of common shares otherwise issuable upon the conversion of Series A Preferred shares.

         The Company intends to seek shareholder approval to increase the authorized Common Stock at its Annual Meeting of Stockholders to be held on December 19, 1996. There can be no assurance the shareholders will approve such amendment. If the Company lacks shares of Common Stock for future financings or acquisitions, the Company will have to rely on debt financings or sales of its Preferred Stock. There can be no assurance that the Company will be able to obtain adequate capital or implement acquisitions through debt or Preferred Stock financings.

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 1996


                              EDITEK, INC.

                              By:  /s/  Harry G. McCoy
                                   Harry G. McCoy, Chairman and President

                              By:  /s/  Richard J. Braun
                                   Richard J. Braun, Chief Executive Officer

                              By:  /s/  Peter J. Heath
                                  Peter J. Heath, Vice President of Finance
                                  and Chief Financial Officer