Form 10-K
period 1996-12-31
EDITEK INC
filed 1997-03-21
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $15,866,288, as of March 14, 1997, based upon a price of $.38 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 14, 1997, was 48,692,775.

This document contains 58 pages and the Exhibit Index appears at page 31 hereof.

                                  EDITEK, INC.

                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                Table of Contents
ITEM NO.                                                                 PAGE
Part I

   1.    Business. . . . . . . . .  . . .                                  4
   2.    Properties. . . . . . . .  . . . . . . . .                       14
   3.    Legal Proceedings . . . .  . . . . .                             14
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . .                  15

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . .                    16
   6.    Selected Financial Data . . . . . . . . . . . . .                18
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . .. . .                           18
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . .                                25
   9.    Changes in and Disagreements With
          Accountants on Accounting
          and Financial Disclosure . . . .                                25

Part III

   10.   Directors and Executive Officers
          of the Registrant. . . . . . . .                                26
   11.   Executive Compensation. . . . . .                                26
   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . .                                26
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . .. .                             26

Part IV

   14.   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . ..                               27

Signatures. . . . . . . . . . . . . . . .                                 32

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

ITEM 1.  BUSINESS.

         1.       General.

                  EDITEK, Inc., a Delaware corporation, was organized in September, 1986 to succeed the operations of a predecessor California corporation. EDITEK, Inc. and its subsidiaries are referred to herein as "the Company". The Company currently operates a toxicology laboratory which provides forensic toxicology, clinical toxicology, and heavy metals analyses. The Company also develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment.

                  The Company entered the laboratory business on February 11, 1994 when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc. ("PDLA"). On January 30, 1996, the Company acquired the assets and certain liabilities of another laboratory, MEDTOX Laboratories, Inc. ("MEDTOX"). MEDTOX is now a wholly owned subsidiary.

                  For the fiscal year ended December 31, 1996, sales from laboratory services accounted for 88% of the Company's revenues.

                  Revenue from the sale of the Company's on-site diagnostic and screening tests and other products, including contract manufacturing services, accounted for 11% of the total revenues of the Company for the year ended December 31, 1996.

                  The balance of the Company's revenues are from work performed for the U.S. Department of Defense including product sales as well as royalties, fees and other income. This represented approximately 1% of the revenues of the Company for the year ended December 31, 1996.

         2.       Principal Services, Products, and Markets.

                  General. The Company's principal sources of revenues come from the sale of laboratory testing services in forensic toxicology, clinical toxicology, and heavy metal analyses as well as from manufactured products including a variety of on-site screening products.

                   A. Drug Abuse Laboratory Testing Services. The primary source of revenues of the Company is the provision of laboratory testing services for the identification of drugs of abuse. These tests are conducted using methodologies such as various immunoassays, gas liquid chromatography, high pressure liquid chromatography and gas chromatography/mass spectrometry. The Company has pioneered security and chain of custody procedures, including sample bar coding as well as stereospecific confirmation methods, to help maintain the integrity of the specimens and the confidentiality of the test results.

                  The Company's customers for abused substance testing include public and private corporations. Among this customer base are Fortune 500 companies. In addition to public and private corporations, abused substance testing is also conducted on behalf of service firms such as financial institutions, drug treatment counseling centers and hospitals.

                  B. Clinical Toxicology. The Company has a fully certified clinical toxicology reference laboratory specializing in esoteric therapeutic drug monitoring and emergency toxicology. The tests performed in the clinical laboratory are conducted using methodologies such as radio immunoassay, gas liquid chromatography, high performance liquid chromatography and gas chromatography/mass spectrometry. The Company performs the analyses on many classes of drugs including: analgesic, antianxiety, anticholinergic, antocoagulant, anticonvulsant, antidepressant, antidiabetic, antiemetic, antihistamine, antiinflammatory, antimicrobial, antipsychotic, bronchodilotar, cardiovascular, stimulant, decongestant, immunosuppressant, local anesthetic, muscle relaxant, narcotic analgesic, and sedative medications.

                  The Company's clients for this market consist of hospitals, clinics and other laboratories.

                  C. Heavy metal, trace element, and solvent analyses. The Company also operates a laboratory in which blood and urine are tested for heavy metals, trace elements, and solvents. The tests are performed using the methodologies such as Flame and Flameless Atomic Absorption and the Inductively Coupled Plasma-Mass Spectrometry.

                  The Company's clients for this market are occupational health clinics and companies which need to test patients or employees monitored for excess exposure to hazardous materials.

                  D. Products. The Company's test products, which were adapted from assay technologies previously developed in the 1970's for human medical diagnostics, are easy to use, inexpensive, on-site tests. The tests are capable of rapidly detecting the presence of a number of substances in human urine or blood samples, foodstuffs, animals, feed and the environment without the necessity of instruments or technical personnel. The Company's diagnostic tests and the disposable devices used in connection therewith are marketed under the names EZ-SCREEN(R), QUIK-CARD(R), VERDICT(R), PROFILE(R), RECON(R), and EZ-QUANT(R), which are registered trademarks of the Company. A QUIK-CARD together with the necessary reagents, comprise an EZ-SCREEN test. EZ-SCREEN and VERDICT tests are utilized in agricultural diagnostics (which includes mycotoxin detection, drug residue surveillance, feed analysis, and regulatory compliance) and clinical diagnostics (which includes drugs of abuse testing). VERDICT and RECON are "self-performing", one-step tests marketed, respectively, to the drugs of abuse and Department of Defense testing markets. The EZ-QUANT tests are microtiter, ELISA-based, quantitative assays utilized in agricultural diagnostics.

                  The EZ-SCREEN tests are used in clinical diagnostics to detect the presence of certain drugs of abuse in humans. The Company now has received clearance from the Food and Drug Administration ("FDA") for EZ-SCREEN tests for six of the most commonly abused substances: cannabinoids, cocaine, opiates, barbiturates, amphetamines, and PCP. The Company markets this product line, both domestically and internationally, to law enforcement agencies, industrial companies for pre-employment screening, physicians' offices, hospitals, clinics and drug abuse counseling and treatment centers.

                  VERDICT tests are used to detect the presence of certain drugs of abuse in humans. The Company is now marketing the one-step VERDICT tests for cocaine, THC, opiates, barbiturates and PCP, all of which have received 510(k) premarket clearance from the FDA.

                  The Company distributes on-site tests for the detection of alcohol with the EZ-SCREEN Breath Alcohol Test. The test consists of a small tube containing chemically treated crystals that change color in the presence of alcohol. The Company purchases these products through a distribution agreement.

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

                  3.       Marketing and Sales.

                  The Company believes that the combined operations of the laboratory operations and the on-site test kits manufactured by the Company have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. The Company is in a position to offer a full line of products and services for the substance abuse testing marketplace, including (1) on-site tests for the detection of substance of abuse drugs (EZ-SCREEN and VERDICT); (2) on-site qualitative and quantitative determination of alcohol intoxication (both disposable and electronic instrument detection devices); (3) SAMHSA certified laboratory testing (screening and confirmation); (4) accessory items (gloves, specimen containers, permanent recording temperature strips); (5) consultation; and (6) coordination of collection site services.

                  The Company  currently  markets  these  products  and services
through  its   dedicated   sales   force,   through   independent   third  party
administrators and through occupational health clinics.

                  Through most of the year ended December 31, 1996, the Company sold its agricultural diagnostic products through its wholly owned subsidiary, DIAGNOSTIX, Inc., which consisted primarily of the former operations of Bioman Products which the Company acquired in June, 1995. In order to reduce its overall operating costs and focus its attention on the laboratory sales effort, the Company, in September of 1996, sold certain assets and the operations of DIAGNOSTIX, Inc., including the trade name DIAGNOSTIX, to a company headed by certain former employees of DIAGNOSTIX, Inc. The Company continues to sell its agridiagnostic products direct or through the use of certain distributors.

                  Major Customers. The Company had no single customer whose sales amounted to more than 10% of its total revenues during the year ended December 31, 1996. One customer's sales amounted to approximately 6% of the Company's laboratory revenues while sales to the United States government and its agencies, primarily the United States Department of Agriculture ("USDA"), amounted to approximately 9% of the Company's revenues from product sales. Sales to foreign customers, primarily distributors, amounted to approximately 10% of the Company's revenues from product sales. No one foreign customer represented more than 5% of the Company's revenue from product sales.

         4.       New Products.

                  During 1996 the primary research and development efforts of the Company focused on the development of tests to extend the product offerings in each of the immunoassay product lines produced by the Company. These product lines consist of the VERDICT/RECON "self-performing" immunochromatographic assays, the EZ-SCREEN membrane-based enzyme immunoassays, and the EZ-QUANT microtiter immunoassays.

                  VERDICT Tests for Drugs of Abuse - During 1996 research and development efforts were directed to continued support and refinement of the currently marketed VERDICT one-step tests for the detection of cocaine, THC (marijuana), and opiate metabolites and to the development of additional VERDICT tests for the detection of phencyclidine (PCP), amphetamines and barbiturates. The Company received 510(k) premarket clearance for the VERDICT THC (marijuana), barbiturates, and phencyclidine (PCP) tests from the U.S. Food and Drug Administration (FDA) in 1996. In 1997, efforts will be directed to the development of a VERDICT amphetamine test kit as well as designing and developing a test device which would permit simultaneous testing of a sample for five different drugs of abuse on a one-step format.

                  RECON Tests for Agents of Biological Origin - In 1991 the Company successfully completed a "proof of principle" study under contract with the U.S. Department of Defense (DOD) to develop rapid, on-site tests for the detection of certain biological materials. From September 1991 to September 30, 1996, the Company had a contract to develop tests on the EZ-SCREEN format as well as on a one-step format (RECON test kits). The Company successfully developed a total of 14 tests during the contract.

                  EZ-SCREEN Tests for Drugs of Abuse - In 1996, the Company completed the development of, and received FDA 510(k) premarket clearance for the EZ-SCREEN PROFILE drugs of abuse test. This product permits simultaneous testing of a single urine sample for THC, cocaine, opiates, amphetamines and PCP. The Company is also working on the development of a test for LSD (lysergic acid diethylamide) and testing of meconium specimens on the EZ-SCREEN format.

                  EZ-QUANT Tests for Mycotoxins and Antibiotic Residues - In 1996, the Company completed development of the EZ-QUANT Chloramphenicol test. No additional test development is planned for 1997.

                  Biosensors - In March, 1995 the Company entered into a Research Collaboration Agreement with Battelle Memorial Institute ("Battelle") to explore the commercial feasibility of utilizing the Company's immunoassay reagents with a novel, state-of-the-art biosensor instrument developed by Battelle under contract with the Department of Defense. During 1996, the project was completed and a final report has been prepared by Battelle. The report shows that the biosensor instrument coupled with the Company's immunoassay reagents generated results that looked promising. The Company has not yet decided whether to pursue additional development with Battelle.

                  Laboratory Services - The research and development department of MEDTOX develops new assays for new drug entities, develops new assays for existing metabolites of drugs and other toxins, and improving existing assays with the goals of improving the assays' robustness, sensitivity, accuracy, precision, specificity, and cost. Historical R&D activities at MEDTOX have used the primary technologies of liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), and atomic absorption. During 1996, MEDTOX switched most of the activities in the atomic absorption area, for the measurement of metals and other elements, to the innovative technology of inductively coupled plasma mass spectrometry (ICP/MS). ICP/MS was used in 1996 both for the development of assays for elements that had not been previously analyzed by MEDTOX, and for the development of improved and less expensive assays for elements previously measured at MEDTOX by atomic absorption. In 1997, MEDTOX will attempt to attain improved results using the new technology of tandem mass spectrometry coupled with both gas chromatography and liquid chromatography (GC/MS/MS and LC/MS/MS). These new technologies should allow MEDTOX to compete more successfully in our markets due to decreased assay development time, reduced cost, enhanced sensitivity, and enhanced specificity. The Company believes that these technologies will improve our laboratory services in clinical toxicology, forensic toxicology and pharmaceutical research analysis. The Company also believes that the technologies of LC/MS/MS and GC/MS/MS will replace our current dependence on LC, GC and simple GC/MS as ICP/MS has now largely replaced our previous dependence on atomic absorption.

         5.       Research and Development.

                  The markets for laboratory testing and clinical diagnostic products are highly competitive, and innovations and technological changes occur frequently. For these reasons, the Company has devoted substantial funds to research and development of its products and services. During the fiscal years ended December 31, 1996, 1995 and 1994, the Company incurred expenses of $1,280,000, $920,000, and $729,000 respectively, for research and development. As of December 31, 1996, the Company employed 12 people in research and development, 9 of whom hold Ph.D.'s.

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

                  The Company holds approximately 15 registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2001 to 2008. Applications have also been made for additional trade names.

         8.       Seasonality.

                  The Company believes that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening which has low points in July and December annually. The Company does not believe that seasonality is a significant factor in sales of its on-site immunoassay tests. However, the Company believes that sales of certain of its tests for the agricultural markets such as its EZ-SCREEN:AFLATOXIN test coincide with the harvesting of crops meant for human and animal consumption.

         9.       Backlog.

                  At December 31, 1996, the Company did not have any significant backlog and normally does not have any significant backlog. The Company does not believe that recorded sales backlog is a significant factor in its business.

         10.      Competition.

     Laboratory Services. Competition in the area of drugs of abuse testing is intense. Competitors and potential competitors include forensic testing units of large clinical laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, Inc. and SmithKline Laboratories, Inc. and other independent laboratories, other specialized laboratories, and in-house testing facilities maintained by hospitals.

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

                  The industry in which the Company competes is characterized by service issues including, turn-around time of reporting results, price, the quality and reliability of results, and an absence of patent or other proprietary protection. In addition, since tests performed by the Company are not protected by patents or other proprietary rights, any of these tests could be performed by competitors. However, there are proprietary assay protocols for the more specialized testing that are unique to the Company.

                  Some specific segments of the laboratory testing business are price competitive with low margins. Other segments, which place a premium on quality, constitute a large part of the business of MEDTOX, where, to date, quality service has been a more important competitive factor than price. This has allowed MEDTOX to generate positive gross margins. The Company's ability to successfully compete in the future and maintain it margins will be based on its ability to maintain its quality and customer service strength while maintaining efficiencies and low cost operations. There can be no assurance that price competitiveness will not increase in importance as a competitive factor in the business of MEDTOX.

                  Immunoassay Tests. The diagnostics market has become highly competitive with respect to the price, quality and ease of use of various tests and is characterized by rapid technological and regulatory changes. The Company has designed its on-site tests as inexpensive, on-site tests for use by unskilled personnel, and has not endeavored to compete with laboratory-based systems. Numerous large companies with greater research and development, marketing, financial, and other capabilities, as well as government-funded institutions and smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which the Company produces its products.

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

     1. United States Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company's device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 11 different products and the average time for clearance was 72 days with a maximum of 141 days and a minimum of 20 days. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

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

     2. Health Care Financing Administration (HCFA). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN and VERDICT drugs of abuse tests currently marketed by EDITEK have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. The MEDTOX laboratory is a CLIA licensed laboratory.

     3. United States Department of Defense (DOD). As a result of the Company's contract with the DOD being classified as Secret, it has been necessary to establish the appropriate security procedures and facilities, including designation of a Facility Security Officer who is responsible for overseeing the security system, including conduct of periodic security audits by appropriate defense agencies. Additionally, the Company is now subject to periodic audits of its accounting systems and records by the Defense Audit Agency.

     4. Drug Enforcement Administration (DEA). The primary business of the Company involves either testing for drugs of abuse or developing test kits for the detection of drugs/drug metabolites in urine. MEDTOX is registered with the DEA to conduct chemical analyses with controlled substances. The EDITEK facility in Burlington, N.C. is registered by the DEA to manufacture and distribute controlled substances and to conduct research with controlled substances. Maintenance of these registrations requires that the Company comply with applicable DEA regulations.

     5. Substance Abuse and Mental Health Services Administration (SAMHSA). MEDTOX has been certified by SAMHSA since 1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations.

     6. Additional Laboratory Regulations. The MEDTOX laboratories and certain of the laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which MEDTOX conduct business. Federal, state and local laws and regulations require MEDTOX, among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs. In addition, both laboratories are subject to a number of other federal, state, and local requirements which provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited.

     MEDTOX receives and uses small quantities of hazardous chemicals and radioactive materials in their operations and are licensed to handle and dispose of such chemicals and materials. Any business handling or disposing of hazardous and radioactive waste is subject to potential liabilities under certain of these laws.

         12.      Product and Professional Liability.

                  Manufacturing and marketing of products by the Company entail a risk of product liability claims. In August, 1993, the Company procured insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. Consequently, for uncovered claims, the Company could be required to pay any and all costs associated with any product liability claims brought against it, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against the Company. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on the Company and exceed its ability to pay such damages. No product liability claims are pending.

                  The Company's laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company's laboratories have maintained continuous Professional and General Liability insurance since 1985. To date, the Company has not had any substantial product liability and no material professional service claims are currently pending.

         13.      Employees.

                  As of December 31, 1996, the Company had a total of 320 full time employees as compared to a total of 106 full time employees at December 31, 1995. Of the 320 full time employees, 292 work at and for MEDTOX, while the remaining 28 work at the Company's facility in Burlington, N.C.

                  Of the 292 full time employees of MEDTOX, 223 were involved in laboratory operations, 11 were involved in sales and marketing, 7 were involved in research and development, and 22 were involved in administrative and clerical functions at December 31, 1996. In addition 6 of the full time employees at MEDTOX hold doctorate degrees.

                  Of the 28 full time employees at the Company's facility in Burlington, N.C. 16 were involved in manufacturing and distribution, 5 were involved in research and product development, and 7 in administrative and clerical functions at December 31, 1996. Additionally, 4 of the employees in Burlington, N.C. hold doctorate degrees.

                  The Company's employees are not covered by any collective bargaining agreements, and the Company has not experienced any work stoppages and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

                  The Company leases approximately 33,000 square feet in Burlington, North Carolina, where it maintains its executive offices, research and development laboratories, production operations, and warehouse. The total rent paid by the Company for this site during the fiscal year ended December 31, 1996 was approximately $122,000. These facilities are currently leased from Dr. Samuel C. Powell, a member of the Board of Directors of the Company, at a rental of approximately $10,000 per month, plus a pro rata share of utilities and certain other expenses. The Company is currently leasing the space on a month-to-month basis. The Company intends to negotiate a new lease with Dr. Powell in the future. The Company believes it is renting these facilities on terms as favorable as those available from third parties for equivalent premises. The Company also holds certain rights of first refusal to lease additional space in the building if it becomes available (the building contains a total of 42,900 square feet). In the opinion of management, comparable alternative facilities could be obtained without disruption of its business if a new lease with Dr. Powell is not negotiated. See "Item 13 -Certain Relationships and Related Transactions."

                  The administrative offices and laboratory operations of MEDTOX are located in a 41,017 square foot facility in St. Paul, Minnesota. The facility is rented under a lease which expires in March 1998. The current annual rent, excluding operating costs, for the facility is $330,000 per year.

     The Company leases administrative offices and laboratory facilities in an approximately 22,000 square foot facility in South Plainfield, New Jersey. The rent payment, excluding operating costs, is $170,345 per year. The Company is currently utilizing approximately 10% of the existing facility in New Jersey for a courier system and as a collection site. The remaining 90% of the facility is idle and has been considered in the Company's restructuring charge. See Note 8 to the Notes of the Consolidated Financial Statements contained herein.

                  The Company believes that its existing facilities are adequate for the purposes being used to accommodate its product development, and manufacturing and laboratory testing requirements.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company was sued in Federal District Court for the Southern District of New York in five separate lawsuits commenced by holders of EDITEK Series A Convertible Preferred Stock. The lawsuits allege breach of contract with respect to conversion of the Preferred Stock and certain plaintiffs have also alleged misrepresentation and securities laws violations in connection with the sale of the Preferred Stock. In December 1996, the Company's shareholders approved an increase in the authorized shares of common stock of the Company. Subsequently, four of the five lawsuits have been settled. The remaining lawsuit, Everest Capital Investments, Ltd. and Everest Capital International, Ltd. v. EDITEK, Inc. alleges breach of contract and fraud in connection with the Company's inability to convert preferred stock into common stock due to the previous unavailability of sufficient common shares. The common stock has subsequently been delivered, but plaintiffs continue to assert claims of money damages resulting from alleged delays in effecting the conversions. The Company intends to vigorously contest the matter.

                  The Company is a defendant to claims of patent infringement asserted on August 20, 1996 by United States Drug Testing Laboratories, Inc. It is alleged that the Company infringes two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company has answered the complaint denying any infringement and has counterclaimed for a declaratory judgment that the patents are invalid, unenforceable, and not infringed. It also has counterclaimed for unfair competition under federal and state law, requesting money damages as well as injunction relief. The Company intends to vigorously pursue its defense of the claims of United States Drug Testing Laboratories and to vigorously prosecute its counterclaims.

                  On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation in Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are directors of the Company. No answer to the Company's complaint has yet been received from the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  The Annual Meeting (the "1995 Annual Meeting") of the stockholders of EDITEK was held on December 20, 1996. The following individuals were elected to serve on the Board of Directors of EDITEK, Inc. for the ensuing year and until their respective successors are duly elected and qualified: Harry
G. McCoy, PharmD, Samuel C. Powell, Ph.D., Richard A. Braun, Alex Bistricer, David Bistricer, Louis Perlman and James W. Hansen. Also by a vote of 16,672,341 shares in favor and 3,071,985 shares against, at the 1995 Annual Meeting, the stockholders of EDITEK approved the adoption of an amendment to the Certificate of the Corporation to increase the number of authorized shares of the stock of EDITEK. Also, by a vote of 17,488,947 shares in favor and 2,377,790 shares against, at the 1995 Annual Meeting, the stockholders of EDITEK approved the adoption of certain amendments to the Qualified Employee Stock Purchase Plan. During the year ended December 31, 1996, no other matters were submitted to a vote of securities holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Common Stock

                  Since September 27, 1993, the Common Stock has been listed on the American Stock Exchange trading under the symbol "EDI". From September 16, 1992 to September 26, 1993 the Common Stock was traded in and quoted in the Emerging Company Marketplace of the American Stock Exchange ("ECM") under the trading symbol "EDI.EC". The Common Stock had historically been traded in the over-the-counter market and was quoted in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On June 5, 1992 the Common Stock was delisted from NASDAQ as a result of non-compliance with revised listing requirements. As a result, from June 8, 1992 through September 15, 1992 the Common Stock was traded on and quoted in the Non-NASDAQ Over-The-Counter Bulletin Board. As of March 14, 1997, the number of holders of record of the Common Stock was 3,114. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the Common Stock, as reported by the American Stock Exchange or the high and low bid prices per share for the Common Stock as reported by NASDAQ. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions:

         1997:  (through March 14, 1997)             High              Low
         First Quarter............... ....           11/16             3/8

         1996:
         First Quarter................ ...           3-11/16           2-7/8
         Second Quarter...............               2-3/8             5/8
         Third Quarter..................             1-3/8             13/16
         Fourth Quarter................              1-3/8             7/16

         1995:
         First Quarter........                       3-5/16           2-9/16
         Second Quarter.....                         3-5/8            2-1/2
         Third Quarter.................              3-9/16           2-11/16
         Fourth Quarter......                        3-13/16          2-11/16

                  On March 14, 1997, the closing price of the Common Stock as reported by the American Stock Exchange was $.38.

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

Series A Preferred Stock

                  To help finance the acquisition of MEDTOX and provide working capital, the Company issued 407 shares of Series A Preferred Stock. There are currently 9 shares of Series A Preferred Stock outstanding.

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

                                                       Years Ended December 31
                           1996              1995               1994            1993             1992
                           -----            ------            --------          -----            ------
                                           (in thousands, except per share amounts)

Net revenues            $26,726             $7,526            $6,593            $2,633           $2,989
Net loss                (12,809)            (7,285)           (3,546)           (3,066)          (1,292)
Net loss per share        (.38)              (.77)             (.49)             (.56)            ( .35)
Total assets             24,079              3,938             7,378             4,005            3,188
Long term debt              -0-                -0-                63               -0-              113
Cash dividends              -0-                -0-                -0-              -0-              -0-


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

                  The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of culture media, animal blood products, customer antisera, and other Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN diagnostic tests in 1985 and introduced its patented one-step assay, VERDICT and RECON, in 1993. In February 1994, the Company completed the acquisition of PDLA. In June 1995, the Company completed the acquisition of Bioman Products and in January 1996, the Company completed the acquisition of MEDTOX. The results of operations for the year ended December 31, 1996 include the results of operations of MEDTOX for the period January 30, 1996 through December 31, 1996. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

                  Total revenues for the year ended December 31, 1996 were $26,726,000 as compared to $7,526,000 for the year ended December 31, 1995. The increase was attributable to the increase in revenues from products and services. These revenues totaled $26,498,000 for the year ended December 31, 1996 as compared to $7,037,000 for the prior year.

                  Laboratory service revenues were $23,541,000 for the year ended December 31, 1996, compared to $4,312,000 for the year ended December 31, 1995. This increase was due to the revenues contributed by the MEDTOX customer base. The revenues generated by MEDTOX for the period February 1, 1995 through December 31, 1995 were $18,791,000 providing for pro forma comparable laboratory service revenues for the year ended December 31, 1995 of $23,103,000 as compared to the $23,541,000 of revenues realized from the sales of laboratory services for the year ended December 31, 1996.

                  Included in product sales are the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $1,471,000 for the year ended December 31, 1996 compared to $1,180,000 recorded for the year ended December 31, 1995. This increase of 25% was primarily the result of sales of the EZ-SCREEN PROFILE test kits which were introduced in May of 1996, as well as increased sales of the VERDICT test kits.

                  Product sales also include sales of diagnostic products for the agricultural market. Sales of these products were $1,110,000 for the year ended December 31, 1996 as compared to $1,090,000 for the year ended December 31, 1995.

                  Sales of other products, including contract manufacturing services were $301,000 for the year ended December 31, 1996. Sales of these products and services were $393,000 for the year ended December 31, 1995. The decrease of 23% was primarily the result of the Company's decision not to market these products. Accordingly, the Company closed down the operations of its farm facility during 1996. While the closure will decrease the amount of revenues generated from these sales, the elimination of the costs of the farm facility are expected to improve the overall gross margin. The Company does, however, intend to pursue additional contract manufacturing contracts.

                  Revenues generated from the shipments of products to the U.S. Department of Defense were $75,000 for the year ended December 31, 1996 as compared to $62,000 for the year ended December 31, 1995.

                  Revenues from royalties and fees during the year ended December 31, 1996 were $90,000, compared to $300,000 for the year ended December 31, 1995. This decrease was primarily due to lower royalties from American Medical Laboratories, Inc. ("AML"), as AML lost accounts that required payment of royalties to the Company.

                  Revenues from interest and other income for the year ended December 31, 1996 were $138,000 compared to $189,000 for the year ended December 31, 1995. The $189,000 in 1995 included the recovery of debts owed by a customer of laboratory services which had been written off, as well as a payment made to the Company by the landlord of the facility in New Jersey for renewing the lease for that facility. During 1996, there was no such payment or recovery of such debts.

                    The gross margin from the revenues generated from the laboratory services was 35% for the year ended December 31, 1996 an increase compared to 1995, when the gross margin was 9%. The improvement in the gross margin was primarily due to the operations of MEDTOX and the consolidation of the laboratory operations of PDLA into the laboratory operations of MEDTOX.

                  Gross margins from the sales of both manufactured products and products purchased for resale for the year ended December 31, 1996 were 27% compared to 18% of sales of these products during the year ended December 31, 1995. This increase in gross margin from product sales is primarily the result of the increased sales of contract manufacturing services, sales of the EZ-SCREEN PROFILE test kits, as well as sales of the agricultural products sold through DIAGNOSTIX.

                  Selling, general and administration expenses for the year ended December 31, 1996 were $11,725,000, compared to $4,630,000 for the year ended December 31, 1995. Of the $7,095,000 increase, MEDTOX related expenses totaled $6,568,000. Net of MEDTOX, there was an increase of $527,000 compared to the same period in 1995. This increase is primarily due to $1,161,000 of amortization expense related to goodwill resulting from the MEDTOX acquisition. In addition, the Company has expensed in excess of $1,000,000 for legal fees during the year ended December 31, 1996. These legal fees are primarily for expenses relating to the Company's inability to issue shares to certain of the Series A Preferred Shareholders.

                  Research and development expenses incurred during the year ended December 31, 1996 were $1,280,000 as compared to $920,000 for the same period in 1995. This increase of $360,000 was primarily the result of $398,000 of research and development expenses from MEDTOX as well as increases in personnel costs.

                  For the year ended December 31, 1996, EDITEK incurred interest expense of $469,000, compared to interest expense of $23,000 incurred during the year ended December 31, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

                  In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX as well as to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. The Company also determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company has taken charges of $2,449,000 during the year ended December 31, 1996 to cover certain costs of the restructurings, including $907,000 related to certain severance payments (see Note 8 of the Financial Statements). The Company had no such charge during the year ended December 31, 1995.

                  As previously reported, the Company has undertaken a review of the value of the goodwill associated with the acquisition of MEDTOX in 1996. The purpose of the review was to determine if the value of the goodwill, generated as a result of the price paid by the Company for MEDTOX, was in fact supported by the projected future benefit to the Company as measured by generated cash flow.

                  Given the highly competitive nature of the testing marketplace, the industry is undergoing, and MEDTOX has begun to experience, a declining average selling price. The Company expects this trend to continue. In addition, the Company expects that alternative testing methods, including on-site testing, are available or may become available in future years that may make the current forms of laboratory testing less competitive. While the Company expects to continue to develop and/or evaluate new testing technologies, the current form of laboratory testing at MEDTOX could not support the carrying value of the goodwill from the sale of that laboratory to the Company.

                  Utilizing an undiscounted cash flow analysis, the Company determined that the carrying value of the remaining goodwill associated with the MEDTOX acquisition exceeded the estimated cash flows. Accordingly, the Company recorded a write-off of $6,016,000 at December 31, 1996. The noncash write-off of the goodwill will reduce the future amortization expense of the Company by $317,000 per year. At December 31, 1995, the Company recorded a write-off of $3,073,000 of the goodwill associated with the acquisition of PDLA.

     As a result of the above, the net loss for the year ended December 31, 1996 was $12,809,000 compared to the net loss of $7,285,000 for the year ended December 31, 1995.

                  Management   believes  the   acquisition  of  MEDTOX  and  the
restructuring of the laboratory operations will significantly improve the operating results of the Company although there can be no assurance of the success of the consolidation of the laboratory operations in reducing costs and improving efficiencies. Management expects net sales to grow through both the addition of new accounts as well as the introduction of new products as well as additional strategic acquisitions.

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

                  An increase in the number of samples being processed at PDLA resulted in improved gross margins for laboratory services for the year ended December 31, 1995. For the year ended December 31, 1995, the gross margin was 9% as compared to 2% for the year ended December 31, 1995. Since a large amount of the costs of providing laboratory services are fixed or near fixed costs, the margins from sales of laboratory services are volume dependent.

                  Selling, general and administrative expenses for the year ended December 31, 1995 were $4,630,000, compared to $3,674,000 for the year ended December 31, 1994. This increase of 26% was primarily a result of increased sales and marketing expenses associated with the sale of the Substance

Abuse Testing Products and Services marketed through PDLA, the sales and marketing costs associated with former operations of Bioman, as well as overall increases in the general expenditures resulting from the acquisition of PDLA.

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

Material Changes in Financial Condition

     At December 31, 1996, cash and cash equivalents were $82,000 compared to $258,000 as of December 31, 1995.

                  At December 31, 1996, net accounts receivable were $4,553,000. This $3,524,000 increase compared to $1,029,000 at December 31, 1995 was primarily due to the MEDTOX accounts receivable balance at December 31, 1996.

                  Inventories were $1,290,000 at December 31, 1996 compared to $937,000 at December 31, 1995. This increase of $353,000 or 38% was primarily due to the inventory balance of MEDTOX at December 31, 1996.

                  Prepaid expenses and other assets were $140,000 at December 31, 1996, as compared to $868,000 at December 31, 1995. This decrease of

$728,000 was primarily the result of the January 1996 application of the $500,000 deposit the Company had previously made towards the purchase price for the acquisition of MEDTOX.

                  As of December 31, 1996, the Company had a balance of accounts payable of $2,387,000 compared to a balance of $1,184,000 at December 31, 1995. The increase of $1,203,000 was net of an increase due to accounts payable of MEDTOX and a decrease in past due expenses resulting from the Company's improved financial condition.

                  Accrued expenses were $2,074,000 at December 31, 1996, as compared to $834,000 at December 31, 1995. Of the total increase of $1,240,000, the accrued expenses from MEDTOX were $1,155,000 at December 31, 1996.

                  As of December 31, 1996, the Company had accrued $1,100,000 for the payment of certain restructuring costs associated with the consolidation of the laboratory of PDLA with the laboratory operations of MEDTOX as well as costs associated with certain actions taken by the Company including a reduction in work force during the year ended December 31, 1996. In addition, MEDTOX has accrued $703,000 for the payment of a lease obligation for a facility no longer used by MEDTOX. As a result, the Company has a total balance accrued restructuring costs of $1,803,000 at December 31, 1996. At December 31, 1995, the Company had no accrual for restructuring costs.

                  During the year ended December 31, 1996, the Company repaid the $100,000 it had borrowed from Dr. Samuel C. Powell, a director of the Company as well as the balance of the loan payable to the North Carolina Biotechnology Center. At December 31, 1996, the Company had a total balance of $4,227,000 for its loan payable to its institutional lender. At December 31, 1995, the Company had total loans payable of $182,000.

Liquidity and Capital Resources

                  Since its inception, the working capital requirements of the Company have been funded by cash received from equity investments in the Company. At December 31, 1996, the Company had cash and cash equivalents of $82,000. To finance the acquisition of MEDTOX and provide working capital, the Company raised $20,350,000 from the sale of 407 shares of Series A Preferred Stock and borrowed $5,000,000. The debt financing consists of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company (the "Loan Agreement"). The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. The interest rates on the two term loans of $2,000,000 each are 2.5 points above the prime rate and 2.0 points above the prime rate. The revolving line of credit carries an interest rate equal to 1.5 points above the prime rate. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1997, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1997.

                  As of December 31, 1996, the Company had not achieved a positive cash flow from operations. Accordingly, the Company relies on available credit arrangements, outside funding of research and development, and continued sales of its equity securities to fund operations until a positive cash flow can be achieved. Management believes that it has taken, and is prepared to continue to take, the actions required to yield a positive cash flow from operations in the future.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  This information will be contained in the Definitive Proxy Statement with respect to the Annual Meeting of Stockholders of EDITEK, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1996.

ITEM 11.          EXECUTIVE COMPENSATION.

                  This information will be contained in the Definitive Proxy Statement with respect to the Annual Meeting of Stockholders of EDITEK, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1996.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  This information will be contained in the Definitive Proxy Statement with respect to the Annual Meeting of Stockholders of EDITEK, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1996.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  This information will be contained in the Definitive Proxy Statement with respect to the Annual Meeting of Stockholders of EDITEK, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1996.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.

a.       (i)      Financial Statements                                   Page

                  Report of Independent Auditors.........                  33

                  Consolidated Balance Sheets at December
                    31, 1996 and 1995....................                  34
                  Consolidated Statements of Operations
                    for the years ended December 31,
                    1996, 1995 and 1994..................                  36
                  Consolidated Statements of Stockholders'
                    Equity for the years
                    ended December 31, 1996,
                    1995 and 1994........................                  37
                  Consolidated Statements of Cash
                    Flows for the years ended
                    December 31, 1996, 1995 and 1994.....                  38
                  Notes to Consolidated Financial
                    Statements...........................                  40

         (ii)     Consolidated Financial Statement Schedules

                  Schedule II - Valuation and
                    Qualifying Accounts .......................            58


All other financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

         (iii)      Exhibits

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

                  10.24 Assignment Agreement dated as of January 10, 1996 between and among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc.(incorporated by reference to Exhibit 10.3 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

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

                  10.32 Lease Agreement between MEDTOX Laboratories, Inc. and Phoenix Home Life Mutual Ins. Co. dated April 1, 1992, and amendments thereto (incorporated by ref-erence to Exhibit 10.10 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

                  10.33  Employment  Agreement  between the Registrant and Harry
                         G. McCoy dated January 30, 1996. (Incorporated by reference to Exhibit 10.33 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.34 Registrant's Amended and Restated Equity Compensation Plan (increasing shares to 3,000,000). (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.35  Asset  Purchase  Agreement  dated  as of May  31,  1995 between the Registrant, Bioman Products, Inc. and NOVAMANN International, Inc. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.36 Securities Purchase Agreement dated January 31, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.36 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.37 Registration Rights Agreement dated February 1, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.37 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.38 Agreement regarding rights to "MEDTOX" name dated as of January 30, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.38 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.39 Warrant Agreement dated as of December 18, 1995 between Samuel C. Powell and the Registrant. (Incorporated by reference to Exhibit 10.39 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  10.40 Termination and Settlement Agreement dated as of July 3,1996 between the Registrant and James D.Skinner.

                  10.41 Agreement dated as of March 17, 1997 between the Registrant and Harry G. McCoy whereby Dr. McCoy assigns his rights to the name "MEDTOX" to the Registrant.

                  24.1   Consent of Ernst & Young LLP

b.       Reports on Form 8-K

         There was no report on Form 8-K filed for the three months ended December 31, 1996.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  EDITEK, INC.
                               Report on Form 10-K
                        for year ended December 31, 1996

                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K

EXHIBIT #     DESCRIPTION OF EXHIBIT

10.25         Amendment   Agreement  dated  as  of  January  30,  1996  among
the  Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic
Laboratories of     America,  Inc.

10.40 Termination and Settlement Agreement dated as of July 3, 1996 between the Registrant and James D. Skinner.

10.41 Agreement dated as of March 17, 1997 between the Registrant and Harry G. McCoy whereby Dr. McCoy assigns his rights to the name "MEDTOX" to the Registrant.

24.1          Consent of Ernst & Young LLP

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 1997.

                                         EDITEK, Inc.
                                         Registrant

                                         By:/s/ Harry G. McCoy, PharmD.
                                         Harry G. McCoy, PharmD.
                                         President and
                                         Chairman of the Board

                  Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                          Title                       Date

/s/ Harry G. McCoy, Pharm.D.        President,                   March 18, 1997
Harry G. McCoy                      and Chairman of the Board

/s/ Richard J. Braun                Chief Executive Officer      March 19, 1997
Richard J. Braun                    Director

/s/ Peter J. Heath                  Vice President of            March 19, 1997
Peter J. Heath                      Finance and Chief
                                    Financial Officer

/s/ Samuel C. Powell                Director                     March 19, 1997
Samuel C. Powell, Ph.D.

/s/ Louis Perlman                   Director                     March 19, 1997
Louis Perlman

____________________                Director                     March __, 1997
Alex Bistricer

____________________                Director                     March __, 1997
David Bistricer

/s/ James W. Hansen                 Director                     March 19, 1997
James W. Hansen

/s/ Miles E. Efron                  Director                     March 20, 1997
Miles E. Efron

                         Report of Independent Auditors

The Board of Directors
EDITEK, Inc.

We have audited the accompanying consolidated balance sheets of EDITEK, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDITEK, Inc. at December 31, 1996 and 1995, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


February 21, 1997

                                  EDITEK, Inc.

                           Consolidated Balance Sheets

                   (In thousands, except for number of shares)


                                                                                   December 31
                                                                             1996              1995
Assets
Current assets:
   Cash and cash equivalents                                               $      82         $   258
   Accounts receivable:
     Trade, less allowance for doubtful accounts
       (1996--$358; 1995-- $130)                                               4,476             977
     Other                                                                        77              52
                                                                       --------------------------------
                                                                               4,553           1,029
   Inventories:
     Raw materials                                                               488             588
     Work in process                                                             146             169
     Finished goods                                                              656             180
                                                                       ---------------------------------
                                                                               1,290             937

   Deposit on acquisition (Note 2)                                                 -             500
   Prepaid expenses and other                                                    140             368
                                                                       ----------------------------------
Total current assets                                                           6,065           3,092

Equipment and improvements:
   Furniture and equipment                                                     9,200           5,857
   Leasehold improvements                                                        929           1,696
                                                                       ----------------------------------
                                                                              10,129           7,553
   Less accumulated depreciation and amortization                             (7,951)         (6,824)
                                                                       ----------------------------------
                                                                               2,178             729

Goodwill, net of accumulated amortization of $1,184 in 1996 and $7 in
   1995 (Notes 2 and 3)                                                       15,836             117


                                                                      ----------------------------------
Total assets                                                               $  24,079          $3,938
                                                                       =================================




                                                                                   December 31
                                                                             1996               1995

Liabilities and stockholders' equity Current liabilities:
   Line of credit (Note 4)                                                   $  1,437        $       -
   Accounts payable                                                             2,387            1,184
   Accrued expenses                                                             2,074              834
   Current portion of restructuring accrual                                       899                -
   Current portion of long-term debt (Note 4)                                   2,790               82
   Note payable to director                                                         -              100
   Other current liabilities                                                       40               42
                                                                       --------------------------------
Total current liabilities                                                       9,627            2,242

Long-term portion of restructuring accrual                                        904                -

Stockholders' equity (Notes 5 and 6): Preferred Stock, $1.00 par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares - 238 in 1996
       and -0- in 1995                                                              -                -
   Common Stock, $.15 par value:
     Authorized shares - 60,000,000 in 1996 and
       30,000,000 in 1995
     Issued and outstanding shares - 25,555,796 in 1996
       and 10,439,775 in 1995                                                   3,834            1,566
   Additional paid-in capital                                                  56,366           33,973
   Accumulated deficit                                                        (46,476)         (33,667)
                                                                       --------------------------------
                                                                               13,724            1,872
   Less:  Note receivable from stockholder                                          -             (100)
             Treasury stock                                                      (176)             (76)
                                                                       --------------------------------
Total stockholders' equity                                                     13,548            1,696
                                                                       --------------------------------
Total liabilities and stockholders' equity                                    $24,079         $  3,938
                                                                       ================================

See accompanying notes.

                                                                  EDITEK, Inc.

                                           Consolidated Statements of Operations


                                                                    Year ended December 31
                                                            1996             1995              1994
                                                                   (In thousands, except share
                                                                      and per share data)
Revenues:
   Laboratory service revenues                             $ 23,541         $  4,312         $  3,647
   Product sales                                              2,957            2,725            2,536
   Royalties and fees                                            90              300              200
   Interest and other income                                    138              189              210
                                                     ------------------------------------------------------
                                                             26,726            7,526            6,593

Costs and expenses:
   Cost of services                                          15,344            3,925            3,569
   Cost of sales                                              2,151            2,240            2,142
   Selling, general and administrative                       11,725            4,630            3,674
   Research and development                                   1,280              920              729
   Interest and financing costs                                 469               23               25
   Restructuring costs (Note 8)                               2,449                -                -
   Goodwill write-off (Note 3)                                6,117            3,073                -
                                                     ------------------------------------------------------
                                                             39,535           14,811           10,139
                                                     ------------------------------------------------------
Net loss                                                   $(12,809)        $ (7,285)        $ (3,546)
                                                     ======================================================
Loss per share of common stock                               $(.38)           $(.77)            $(.49)
                                                     ======================================================
Weighted average number of shares of common stock
   outstanding                                           33,455,867        9,445,707        7,204,244
                                                     ======================================================


See accompanying notes.

                                                                    EDITEK, Inc.

                                 Consolidated Statements of Stockholders' Equity

                                                                                                      Note
                                                                                Additional Accumu-    Receivable
                                        Preferred Stock    Common Stock         Paid-In    lated      from        Treasury
                                        Shares  Par Value  Shares    Par Value  Capital    Deficit    Stockholder Stock    Total
                                         -------------------------------------------------------------------------------------------
                                                                (In thousands, except for number of shares)
Balances at December 31, 1993                               6,069,231  $   910   $25,262   $(22,836)  $(100)     $ (5)    $3,231
   Exercise of stock options and                               23,019        4        43          -      -          -         47
     warrants
   Stock issued for PDLA acquisition                        1,167,729      175     3,803          -      -          -      3,978
   Sale of stock                                               15,360        2        31          -      -          -         33
   Private placement of common stock                          800,000      120       993          -      -          -      1,113
   Net loss                                                         -        -         -     (3,546)     -          -     (3,546)
                                        --------------------------------------------------------------------------------------------
Balances at December 31, 1994                               8,075,339    1,211    30,132    (26,382)  (100)       (5)      4,856
   Exercise of stock options and                              156,347       23       170          -      -         -         193
     warrants
   Stock issued for Bioman acquisition                         21,489        3        58          -      -         -          61
   Sale of stock                                               12,037        2        25          -      -         -          27
   Stock issued for conversion of debt                         16,100        3        59          -      -         -          62
   Purchase of treasury stock                                       -        -         -          -      -       (71)        (71)
   Private placement of common stock                        2,158,463      324     3,529          -      -         -       3,853
   Net loss                                                         -        -         -      (7,285)    -         -      (7,285)
                                         -------------------------------------------------------------------------------------------
Balances at December 31, 1995             -   $   -        10,439,775     1,566   33,973     (33,667)  (100)     (76)      1,696
   Exercise of stock options and          -       -           100,422        15       31           -     -         -          46
     warrants
   Stock issued for Medtox acquisition    -       -         2,517,306       378    4,447           -     -         -       4,825
   Sale of preferred stock               407      -                 -         -   19,126           -     -         -      19,126
   Cancellation of note receivable from
     officer in exchange for common
     stock                                 -      -                 -         -        -           -    100     (100)          -
   Sale of stock                           -      -            76,483        12       52           -      -        -          64
   Conversion of preferred stock to
     common stock                       (169)     -        12,186,515     1,828   (1,828)          -      -        -           -
   Private placement of common stock       -      -           235,295        35      565           -      -        -         600
   Net loss                                -      -                 -         -        -     (12,809)     -        -     (12,809)
                                         -------------------------------------------------------------------------------------------
Balances at December 31, 1996            238  $   -        25,555,796    $3,834  $56,366    $(46,476)   $ -    $(176)    $13,548
                                         ===========================================================================================

See accompanying notes.

                                  EDITEK, Inc.

                      Consolidated Statements of Cash Flows


                                                                           Year ended December 31
                                                                       1996         1995         1994
                                                                  -----------------------------------------
                                                                             (In thousands)
Operating activities
Net loss                                                            $(12,809)      $(7,285)     $(3,546)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     2,265           644          633
     Goodwill write-off                                                6,117         3,073            -
     PDLA write-off                                                      284             -            -
     Provision for losses on accounts receivable                         128           (54)          58
     Provision for obsolete inventory                                     97           (13)           5
     Gain on sale or retirement of equipment                             (42)            -            -
     Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                              (749)          (22)          31
       Inventories                                                       (87)          (58)        (306)
       Prepaid expenses and other                                        365          (589)         (19)
       Accounts payable, accrued expenses and other                    1,025           453          116
       Deferred revenues                                                 (97)            3          (17)
       Restructuring accruals                                          1,072             -            -
       Leases payable                                                      -           (23)         (37)
                                                                  -----------------------------------------
Net cash used in operating activities                                 (2,431)       (3,871)      (3,082)

Investing activities
Purchase of equipment and improvements                                (1,118)         (177)        (505)
Proceeds from sale of equipment                                           45             -            -
Acquisitions, net of cash acquired                                   (19,630)          (37)          89
                                                                  -----------------------------------------
Net cash used in investing activities                                (20,703)         (214)        (416)

Financing activities
Net proceeds from sale of preferred stock                             19,126             -            -
Net proceeds from sale of common stock                                   710         4,073        1,193
Purchase of treasury stock                                                 -           (71)           -
Net proceeds from line of credit, term loans and notes payable         5,437           119          850
Principal payments on line of credit, term loans and notes payable    (2,315)         (883)           -
                                                                  -----------------------------------------
Net cash provided by financing activities                             22,958         3,238        2,043
                                                                  -----------------------------------------
Decrease in cash and cash equivalents                                   (176)         (847)      (1,455)
Cash and cash equivalents at beginning of year                           258         1,105        2,560
                                                                  -----------------------------------------
Cash and cash equivalents at end of year                          $       82     $     258      $ 1,105
                                                                  =========================================

                                  EDITEK, Inc.

Supplemental Noncash Activities

During 1996, the Company canceled the note receivable from an officer of $100,000 in exchange for 13,334 shares of common stock.

In January 1996, the Company acquired Medtox Laboratories, Inc. The purchase price was $24 million, which included $19 million cash and the issuance of $5,000,000 in common stock (2,517,306 shares).

During 1995, the Company issued $62,000 of common stock related to the conversion of debt and issued $61,000 of common stock in connection with the acquisition of Bioman.


See accompanying notes.

                                  EDITEK, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.  Summary of Significant Accounting Policies

The Company

The consolidated financial statements include the accounts of EDITEK, Inc. ("EDITEK") and its wholly-owned subsidiaries, Medtox Laboratories, Inc. ("Medtox") and diAGnostix, Inc. (collectively referred to as "the Company"). EDITEK is engaged in the research, development and sale of products based upon enzyme immunoassay technology for the detection of antibiotic residues, mycotoxins, drugs of abuse and other hazardous substances. Medtox provides clinical testing services for the detection of substances of abuse and diAGnostix, Inc. distributes agridiagnostic and food safety testing products. All significant intercompany transactions and balances have been eliminated.

Trade Accounts Receivable

Sales are made to local, national and international customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies and healthcare facilities. Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and services. The Company extends credit based on an evaluation of the customer's financial condition and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. At December 31, 1996 and 1995, the inventory included reserves of $109,000 and $12,000, respectively, for lower of cost or market and for obsolescence.

Equipment and Improvements

Equipment and improvements are stated at cost. Provisions for depreciation have been computed using the straight-line method to amortize the cost of depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the economic useful lives of the improvements.

                                  EDITEK, Inc.


             Notes to Consolidated Financial Statements (continued)


1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Sales are recognized in the statement of operations when products are shipped or services are rendered.

Research and Development

Research and development expenditures are charged to expense as incurred.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments maturing within three months when purchased.

Loss Per Share of Common Stock

Loss per share of common stock amounts are based on the weighted average number of shares of common stock outstanding, as well as shares of common stock that would have been issued and outstanding in certain transactions had the Company had the necessary number of authorized shares of common stock. All other common stock equivalents, including convertible debt disclosed in Note 4, were anti-dilutive and therefore were not included in the computation of loss per share, for all periods presented.

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

Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996, with no impact on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

2. Acquisitions

In January 1996, the Company acquired Medtox, a toxicology laboratory located in St. Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 2,517,306 shares of common stock. The acquisition was accounted for under the purchase method of accounting under which the Company recorded approximately $22 million of goodwill. The goodwill is being amortized over a period of 20 years (see Note 3).

The Company financed the acquisition by issuing $19 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. In connection with the acquisition, the Company entered into a revolving line of credit of up to $7 million for working capital purposes.

The following unaudited pro forma information presents the combined results of operations of the Company and Medtox for the years ended December 31, 1996 and 1995, as if the acquisition had been consummated as of January 1, 1995.

                                             1996        1995
                                              ----------------
    Revenues                                $ 27,926   $27,745
                                              =================
    Net loss                                $(12,953)  $(4,459)
                                              =================
    Net loss per share                       $(.39)     $(.37)
                                              =================

On June 1, 1995, the Company acquired Bioman Products, Inc. ("Bioman"), an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting under which the Company recorded $117,000 of goodwill, which is being amortized over a period of 20 years. The consolidated results of operations for the year ended December 31, 1995 included the results of the Bioman operations from June 1, 1995 to December 31, 1995. In September 1996, the Company sold the Bioman operations to a company headed by former employees of the Company and Bioman.

The Company acquired Princeton Diagnostics Laboratories of America, Inc. (PDLA) on February 11, 1994 by issuing 826,790 shares of its common stock in exchange for all of the outstanding shares of PDLA's stock. The total value of the exchange was $3,876,000. The acquisition was accounted for under the purchase method of accounting and the Company recorded goodwill of $3,394,000. Additional shares of common stock were subsequently issued to former major shareholders of PDLA through price protection agreements. The consolidated results of operations for the year ended December 31, 1994 include the results of the PDLA operations from February 12, 1994 to December 31, 1994 (see Note 3).

3. Goodwill Write-Off

The Company has reviewed the value of the goodwill associated with the acquisition of Medtox in 1996. The purpose of the review was to determine if the value of the goodwill, generated as a result of the price paid by the Company for Medtox, was in fact supported by the projected future benefit to the Company as measured by generated cash flows.

Given the highly-competitive nature of the testing marketplace, the industry is undergoing and Medtox has begun to experience, a declining average selling price. The Company expects this trend to continue. In addition the Company believes that alternative testing methods, including on-site testing, are available or may become available in future years that may make the current forms of laboratory testing less competitive. While the Company expects to continue to develop and or evaluate new testing technologies, the current form of laboratory testing at Medtox cannot support the carrying value of the goodwill generated from the sale of that laboratory to the Company.

Utilizing an undiscounted cash flow analysis, the Company concluded that the carrying value of the remaining goodwill associated with the Medtox acquisition exceeded the estimated future cash flows. Accordingly, the Company recorded a write-off of $6,016,000 at December 31, 1996.

In September 1996, the Company recorded a write-off of the goodwill associated with the acquisition of Bioman of $101,000 as a result of the sale of Bioman in September 1996.

The continued operating losses and negative cash flows of the PDLA operations resulted in an evaluation during the fourth quarter of 1995 of the PDLA goodwill for possible impairment. The Company determined that the operations of PDLA did not have long-term future viability as a stand-alone laboratory operation and would not be supported by the Company on a stand-alone basis. The underlying factors contributing to the financial results for PDLA include competitive pricing pressures in the market place, the loss of preacquisition customers and the inability of the Company to generate sufficient PDLA business volume that would result in positive cash flows and profitable operations. The Company performed an analysis of the PDLA undiscounted cash flows over the remaining amortization period and determined that the estimated shortfall of cash flows exceeded the carrying value of the remaining PDLA goodwill. As a result, the Company recorded a write-off of goodwill of $3,073,000 at December 31, 1995.

4. Debt

On January 30, 1996, the Company entered into a loan agreement with a financial institution to help finance the acquisition of Medtox. The debt financing consists of two eighteen-month term loans of $2,000,000 each and a revolving line of credit. The two term loans and the revolving line of credit are secured by a lien on all equipment, inventory and receivables and, depending on the amount of such inventory, or receivables, up to $7,000,000 may be available for borrowing under the revolving line of credit. The two term loans bear interest at 2.5% and 2.0%, respectively, above the bank prime rate. The revolving line of credit bears interest at 1.5% above the prime rate. The interest rates in effect as of December 31, 1996 for the two term loans and the revolving line of credit were 10.75%, 10.25% and 9.75%, respectively. At December 31, 1996 $1,437,000 had been borrowed against the revolving line of credit. At December 31, 1996 the balance remaining on the term loans was $2,790,000. The carrying value of the term loans and revolving line of credit approximate fair value.

As of December 31, 1996, the Company was not in compliance with certain financial covenants in its loan agreement including, but not limited to, tangible net worth, fixed charge coverage and interest coverage. Accordingly, the entire amount outstanding under the term loans has been classified as a current liability. The Company is currently negotiating with its financial institution to revise its covenants so that the Company is in compliance.

On August 15, 1989, the Company entered into a long-term loan agreement with a state funded, non-profit organization whereby the Company borrowed an aggregate of $125,000 to fund the development cost of a test for Chlamydia, a sexually transmitted disease. The loan originally had an interest rate of seven and one half percent (7.5%) per annum with all principal and interest due on August 15, 1994. The Company amended the loan agreement on the due date and issued 16,100 shares of common stock during 1995 as repayment for $62,000 of the loan. The remaining principal, $63,000, carries an interest rate of nine percent (9%) per annum. This principal and interest was repaid in 1996.

On December 18, 1995, the Company borrowed $100,000 from a Director at an interest rate of 10.5%. The Company repaid the principal and interest in February, 1996.

Interest paid for all outstanding debt was $424,000, $19,000 and $9,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5. Stockholders' Equity

The Company has sold its common stock in various private transactions as follows:

                        Number Of         Price               Net
                        Shares            Per Share           Proceeds
                   -----------------------------------------------------------

   1996                 235,295          $2.55              $  600,000
   1995               2,158,463     $1.63 to $2.25          $3,853,000
   1994                 800,000     $1.01 to $2.03          $1,113,000


In January 1996 the Company sold 407 shares of Series A Preferred Stock at a price of $50,000 per share. Pursuant to the Conversion Right of each share of Series A Preferred Stock, each share may be converted to shares of common stock. The amount of common shares to be issued upon the exercise of the Conversion Right is derived by dividing (i) the purchase price of one share of Series A Preferred Stock, $50,000 by (ii) the lower of (x) $2.775 or (y) 75% of the Market Price of the Common Stock on the date the Conversion Right is exercised. The "Market Price" is defined as the daily average of the closing bid prices quoted on the American Stock Exchange for the five trading days immediately preceding the date the Conversion Right is exercised. At December 31, 1996 169 shares of Series A Preferred Stock had been converted into 12,186,515 shares of common stock.

At December 31, 1996 an additional 210 shares of Series A Preferred Stock had been presented for conversion pursuant to the Conversion Right. However no common shares had been issued due to unresolved issues between the Company and the Preferred Stockholders. Subsequent to year-end, certain issues were resolved resulting in the issuance of 17,658,387 shares of Common Stock.

As part of the purchase price paid by the Company for the acquisition of Medtox the Company issued 2,517,306 shares of Common Stock.

In connection with the issuance of the common shares the Company agreed that if after the Closing Date the market value of the Common Stock of the Company declines below approximately $1.98 per share, the Company will issue additional shares of Common Stock ("Additional Shares") to shareholders of Medtox who retain their shares of Common Stock through specified dates (the "Repricing Dates") to compensate the Medtox shareholders for decreases after the closing of the Medtox transaction in the market price of the Common Stock of the Company below approximately $1.98 per share. The first of four (4) Repricing Dates was May 23, 1996. On May 23, 1996, the market price was $1.56 per share.
Accordingly, 1,119,057 shares of Common Stock were issuable to the Medtox shareholders. The second Repricing Date was November 22, 1996 on which date the market price was $.95 per share. Accordingly an additional 1,293,458 shares of Common Stock were issuable to the Medtox shareholders. Subsequent to year-end, these 2,412,515 shares were issued. Because the number of Additional Shares that may become issuable is tied to decreases in the market price of the Common Stock, the number of Additional Shares issuable after December 31, 1996 to the Medtox shareholders cannot be determined at this time and will depend upon changes in the Market Price of the Common Stock, as well as the extent to which Medtox shareholders retain the Medtox shares on each of the Repricing Dates.

At December 31, 1996, shares of common stock reserved for future issuance are as follows:

   Common stock warrants:
     Series K                                         50,000
     Series L                                        320,000
     Series M                                         10,550
     Series N                                         32,679
     Series O                                        586,667

   Common stock options:
     Incentive                                       206,228
     Non-Employee Director                           228,310
     Nonqualified                                     41,093

   Qualified Employee Stock Purchase Plan            349,758

   Equity Compensation Plan                        2,998,333

   Preferred stock convertible (estimated)        22,083,039

   Price resets for Medtox transaction (estimated) 4,588,568


The conversion prices for the warrants range from $2.77 to $4.44, and the warrants expire in 1998 and 1999.

6. Stock Option and Purchase Plans

The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1996:


                                                            Plan Options Outstanding
                                                                                                Weighted
                                                                                    Non         Average
                                      Shares                                      Employee      Exercise
                                    Available         1983 ISO        1993        Director       Price
                                    for Grant           Plan          Plan          Plan         Share
                                  ---------------  ---------------------------------------------------------
Balance at December 31, 1993          3,702,146         483,240       23,000        70,094        $4.53
   Granted                             (604,499)              -      591,199        13,300         3.52
   Canceled                             180,492         (17,083)    (167,192)      (13,300)        4.75
   Exercised                                  -          (4,500)           -             -         1.41
                                  ---------------  -------------------------------------------

Balance at December 31, 1994          3,278,139         461,657      447,007        70,094         3.35
   Granted                             (300,742)              -      300,742             -         3.19
   Canceled                              25,043         (12,251)     (25,043)            -         2.74
   Exercised                                  -               -       (1,667)      (22,230)        0.60
                                  ---------------  -------------------------------------------

Balance at December 31, 1995          3,002,440         449,406      721,039        47,864         3.34
   Additional shares reserved
     for issuance                       350,000               -            -             -         -
   Granted                             (238,300)              -      225,000        13,300         2.83
   Canceled                             484,614        (153,986)    (439,680)      (44,934)        3.24
   Exercised                                  -         (89,192)           -       (11,230)        0.46
                                  ---------------  -------------------------------------------

Balance at December 31, 1996          3,598,754         206,228      506,359         5,000        $3.47
                                  ===============  ===========================================


                                         Options Outstanding                      Options Exercisable
                           ------------------------------------------------ ---------------------------------
                                                              Weighted
                                              Weighted        Average                           Weighted
                                               Average       Remaining                          Average
        Range of                Number        Exercise      Contractual          Number         Exercise
     Exercise Prices         Outstanding        Price           Life          Exercisable        Price
-------------------------- ------------------------------------------------ ---------------------------------

      $1.41 - $2.50             38,416          $1.94            5               36,749          $1.92
      $2.51 - $3.00            282,154          $2.85            9              252,706          $2.84
      $3.01 - $3.44            181,912          $3.25            7              153,002          $3.23
          $3.75                 64,037          $3.75            7               55,707          $3.75
      $3.94 - $7.69            151,068          $5.21            5              151,068          $5.21
                           -----------------                                -----------------

                               717,587          $3.47            7              649,232          $3.51



                                                         Options Outstanding         Options Exercisable
                                                     ---------------------------------------------------------
                                                                     Weighted                     Weighted
                                       Range of                       Average                     Average
                                       Exercise          Number      Exercise        Number       Exercise
           Option Plan                   Price        Outstanding      Price      Exercisable      Price
----------------------------------- ---------------- ---------------------------------------------------------

1983 Incentive Stock Option Plan     $1.41 - $7.19       206,228       $4.31         206,228       $4.31
1993 Equity Compensation Plan        $2.25 - $7.69       506,359       $3.12         438,004       $3.12
Non Employee Director Plan               $4.63             5,000       $4.63           5,000       $4,63
                                                                                 ---------------
                                                     ---------------
                                                         717,587       $3.47         649,232       $3.51

Nonqualified Stock Options

On July 1, 1987, the Company granted nonqualified options to purchase 66,667 shares of common stock to an officer at $14.70 per share. Subsequently, 26,667 of the options were canceled and reissued under the Incentive Stock Option Plan and the remaining 40,000 options were canceled and reissued at $7.50 per share. In September 1988 the officer exercised options to purchase 13,334 shares of common stock. Pursuant to the terms of the option agreement, the Company provided a loan to the officer for the amount of the funds necessary to exercise the options. In May 1990, the remaining 26,666 options were canceled and reissued at $3.75 per share. In July 1996, the officer resigned from the Company. As part of the resignation agreement, the Company forgave the outstanding loan in return for 13,334 shares of common stock.

On August 10, 1988, the Company granted nonqualified options to purchase 6,667 shares of common stock to an officer at $3.75 per share. At December 31, 1996, 6,667 options are exercisable.

On January 14, 1993, the Company granted nonqualified options to purchase 7,760 shares of common stock to a director at $8.19 per share. At December 31, 1996, the 7,760 options are exercisable.

The shares of common stock covered by these nonqualified options are restricted as to transfer under applicable securities laws.

Qualified Employee Stock Purchase Plan

The Company has a Qualified Employee Stock Purchase Plan (the "Purchase Plan") under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 500,000. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option awards, because the exercise price of all options equals the market price of the stock on the grant date. Had compensation expense for the Company's stock option awards been determined based upon their grant date fair value consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased by $435,000 or $.01 per share and $162,000, or $.02 per share for 1996 and 1995, respectively. These amounts are not necessarily indicative of the amounts that will be reported in the future. The fair value of the options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions:

                                      1996              1995
                              ------------------------------------

   Expected life (years)                5                5
   Interest rate                      6.0%             6.0%
   Volatility                       119.5%           119.5%
   Dividend yield                       0%               0%

7. Leases

The Company leases office and research facilities from a director under a month-to-month operating lease. Rental payments to the director were approximately $122,000, $121,000 and $119,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases which expire on various dates through April 2000. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent. See also Note 8 regarding restructuring costs relative to certain facility leases. The Company subleases one of its facilities to another party whereby that party makes payments directly to the lessor.

As of December 31, 1996, the Company is obligated for future minimum lease payments without regard for sublease payments under noncancelable leases as follows (in thousands):

   1997                                $1,246
   1998                                   674
   1999                                   372
   2000                                    77
                                     ---------
                                       $2,369
                                    ==========

Rent expense (including amounts for the facilities leased from the director) amounted to $638,000, $435,000 and $410,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. Restructuring Costs

During 1996 the Company recorded restructuring costs of $2,449,000 as a result of the consolidation of the laboratory operations of PDLA into the laboratory operations at Medtox, the sale of the former operations of Bioman, and the reduction of its work force at certain of its facilities. The following information presents the restructuring costs recorded in 1996.

   Severance costs                $   907,000
   Lease obligations                  967,000
   Write off of assets                284,000
   Other miscellaneous costs          291,000
                                 ------------
                                   $2,449,000
                                 ============

At December 31, 1996 the Company has accrued $1,466,000 for the continued rental obligations and associated costs for the former PDLA laboratory facility in New Jersey and a former Medtox laboratory facility in Illinois. These facilities are currently idle. The Company has calculated the net present value of the remaining payments and charges utilizing a discount rate of 9%. In addition, the Company has accrued $337,000 at December 31, 1996 for severance costs.

9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                   December 31
                                                             1996               1995
                                                           -------------------------------
                                                                  (In thousands)

   Deferred tax liabilities:
     Capital leased assets                                 $      -           $     6
                                                        ----------------------------------
   Total deferred tax liabilities                                 -                 6

   Deferred tax assets:
     Excess fixed asset basis                                    315              153
     Excess goodwill basis                                     2,154                -
     Net acquisition costs                                       241              241
     Net operating loss carryforwards                         11,254           11,271
     Research and experimental credit carryforwards                -              456
     Uniform capitalization reserve                                -               22
     Restructuring costs                                         672              157
     Legal reserve                                               198                -
     Other                                                       418              160
                                                      ------------------------------------
   Total deferred tax assets                                  15,252           12,460
   Valuation allowance for deferred assets                   (15,252)          12,454
                                                      ------------------------------------
   Total deferred tax assets                                       -                6
                                                      ------------------------------------
   Net deferred tax assets (liabilities)                 $         -      $         -
                                                      ====================================

At December 31, 1996, the Company has operating loss carryforwards  available to
offset  future  taxable  income  for  federal  tax  purposes  of   approximately
$33,100,000 expiring in 1998 through 2011.

The  Company   acquired   approximately   $2,473,000  in  net   operating   loss
carryforwards when it purchased PDLA. This amount is included in total net operating loss carryforwards described in the preceding paragraph. Future use of this carryforward will be limited based on the Separate Return Limitation Year ("SRLY") Rules found in Proposed Treasury Regulation 1.1502-21(c). These rules limit the use of a net operating loss carryforward into consolidated return years. The limitation, computed annually, limits the use of the SRLY net operating loss carryforward to the cumulative annual taxable income generated by the purchased company since its admittance into the consolidated group.

The annual usage of the Company's net operating loss carryforwards has been limited by provisions of the Tax Reform Act of 1986 ("TRA"). Under TRA, if a company experiences a change in ownership of more than 50% (by value) of its outstanding stock over a three year period, the use of its pre-change in ownership net operating loss carryforwards will be limited each year until the loss is exhausted or the carryover period expires. Changes in ownership occurred at the time of the Company's 1987 public stock offering and in 1996 at the time the Company sold Series A preferred stock and acquired Medtox.

The amount of pre-change in ownership net operating loss carryforwards of approximately $30,000,000 which can be utilized to offset future federal taxable income will be approximately $2,000,000 per year. TRA does not limit annual usage of post-change in ownership net operating loss carryforwards.

10. Benefit Plans

The Company has defined contribution benefit plans that cover substantially all employees who meet certain age and length of service requirements. Contributions to the plans are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 1996, 1995 and 1994 was $80,000, $-0-, and $-0-, respectively.

11. Contingencies

The Company was sued in Federal District Court for the Southern District of New York in five separate lawsuits commenced by holders of Editek Series A Convertible Preferred Stock. The lawsuits allege breach of contract with respect to conversion of the Preferred Stock in regards to the Company's inability to issue common stock upon the conversion of shares of preferred stock, and certain plaintiffs have also alleged misrepresentation and securities laws violations in connection with the sale of the Preferred Stock. In December 1996, the Company's shareholders approved an increase in the authorized common stock of the Company. Subsequently, four of the five lawsuits have been settled. The remaining lawsuit alleges breach of contract and fraud in connection with the Company's inability to convert preferred stock into common stock due to the previous unavailability of sufficient common shares. The common stock has subsequently been delivered, but plaintiffs continue to assert claims of money damages resulting from alleged delays in effecting the conversions. The Company intends to vigorously contest the matter.

The Company is a defendant to claims of patent infringement asserted on August 20, 1996. It is alleged the Company infringes two patents allegedly owned by the plaintiff relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company has answered the compliant denying any infringement and has counterclaimed for a declatory judgment that the patents are invalid, unenforceable, and not infringed. It also has counterclaimed for unfair competition under federal and state law, requesting money damages as well as injunctive relief. The Company intends to vigorously pursue its defense of the claims and to vigorously prosecute its counterclaims.

The Company believes that the probable resolution of the above contingencies will not materially affect the financial position or results of operations of the Company.

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. No answer to the Company's complaint has yet been received from the defendants.

                                  SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS

                                                              CHARGED
                                            BALANCE AT       TO COSTS          CHARGED                           BALANCE AT
                                             BEGINNING          AND           TO OTHER                           THE END OF
                                           OF PERIOD         EXPENSES           ACCOUNTS         DEDUCTIONS        PERIOD
                                          ------------      ------------     ----------------  ----------------  ------------
Year Ended December 31, 1996:
  Deducted from Asset Accounts:
   Allowance for Doubtful Accounts ...   $   130,000       $  241,000         $100,000(4)       $  113,000(5)    $358,000
   Allowance for Excess and Obsolete
   Inventory .........................        12,000           97,000                -                 -          109,000
  Restructuring Accrual                            -        2,449,000                -             646,000(3)   1,803,000
 Year Ended December 31, 1995:
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts ..       206,000           89,000                -             165,000(2)     130,000
    Allowance for Excess and Obsolete
    Inventory ........................        25,000            2,000                -              15,000         12,000
Year Ended December 31, 1994:
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts ..        19,000           58,000          286,000(1)          157,000        206,000
    Allowance for Excess and Obsolete
    Inventory ........................        20,000            5,000                -                  -          25,000


(1) $286,000 charged to Other Accounts represents the amount acquired through the PDLA acquisition.

(2) Includes $36,000 of Accounts Receivable determined to be uncollectible which were written off.

(3) Represents severance payments and payments on lease obligations.

(4) $100,000 charged to Other Acounts represents the amount acquired through the MEDTOX acquisition.

(5) Uncollectible accounts written off, net of recoveries.