Form 10-Q
period 1997-03-31
EDITEK INC
filed 1997-05-09
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of April 30, 1997 was 49,557,471.

                                  EDITEK, INC.

                                      INDEX

                                                                          Page

Part I   Financial Information:

         Item 1:

         Consolidated Balance Sheets - March 31, 1997 (Unaudited)
         and December 31, 1996 ............................................ 3

         Consolidated Statements of Operations - Three Months
         Ended March 31, 1997 and 1996 (Unaudited) ........................ 5

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1997 and 1996 (Unaudited) ........................ 6

         Notes to Consolidated Financial Statements........................ 7

         Item 2:

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................10

Part II  Other Information ................................................15

         Signatures .................. ....................................16

PART I. FINANCIAL INFORMATION


                                   EDITEK, Inc.

                            CONSOLIDATED BALANCE SHEETS

                                                     March 31        December 31
                                                       1997             1996
                                                   (Unaudited)
                                                  ----------------------------------
                                                           (In thousands)

Assets
Current assets
   Cash and cash equivalents                       $          88      $          82
   Accounts receivable:
         Trade, less allowance for
         doubtful accounts ($339-1997; $358-1996)          4,914              4,476
         Other                                                77                 77
                                                  ----------------------------------
                                                           4,991              4,553
   Inventories:
         Raw materials                                       494                488
         Work in process                                     146                146
         Finished goods                                      707                656
                                                  ----------------------------------
                                                           1,347              1,290

   Prepaid expenses and other                                373                140
                                                  ----------------------------------


         Total current assets                              6,799              6,065



Equipment and improvements:
    Furniture and equipment                                9,567              9,200
    Leasehold improvements                                   932                929
                                                  ----------------------------------
                                                          10,499             10,129
    Less accumulated depreciation
         and amortization                                 (8,184)            (7,951)
                                                  ----------------------------------

                                                           2,315              2,178

Goodwill, net                                             15,599             15,836


                                                  ----------------------------------


Total assets                                       $      24,713      $      24,079
                                                  ==================================


See notes to consolidated financial statements.



                                   EDITEK, Inc.

                            CONSOLIDATED BALANCE SHEETS
                                    (Continued)

                                                     March 31          December 31
                                                       1997               1996
                                                   (Unaudited)
                                                  ----------------------------------
                                                            (In thousands)
Liabilities and stockholders' equity
Current liabilities
   Line of credit                                  $     2,358        $    1,437
   Accounts payable                                      2,703             2,387
   Accrued expenses                                      1,922             2,074
   Current portion of restructuring accrual                816               899
   Current portion of long-term debt                     2,455             2,790
   Current portion of capital lease obligation              22                 -
   Other current liabilities                                25                40
                                                  ----------------------------------

         Total current liabilities                       10,301            9,627


Long-term portion of restructuring accrual                  775              904
Capital lease obligation                                    111                -

Stockholders' equity Preferred Stock, $1.00 par value:
         Authorized - 1,000,000 shares;
         Issued and outstanding -
         9 shares in 1997 and 238 in 1996                     -               -
  Common Stock, $.15 par value:
         Authorized - 60,000,000 shares;
         Issued and outstanding -
         49,080,653 shares in 1997 and
         25,555,796 shares in 1996                        7,362            3,834
   Additional paid-in capital                            52,785           56,366
   Accumulated deficit                                  (46,445)         (46,476)
                                                  ------------------------------

                                                         13,702           13,724

   Less: Treasury stock                                    (176)            (176)
                                                  ------------------------------

        Total stockholders' equity                       13,526           13,548

                                                  ------------------------------

Total liabilities and stockholders' equity         $     24,713       $   24,079
                                                  ==============================


See notes to consolidated financial statements.



                                      EDITEK, Inc.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                             Three Months Ended
                                                          March 31        March 31
                                                            1997             1996
                                                        ----------------------------------
                                                        (In thousands,except share and
                                                                per share data)
Revenues

   Laboratory service revenues                              $     6,143   $  4,748
   Product sales                                                    660        796
   Royalties and fees                                                 -         63
   Interest and other income                                          3         16
                                                          ----------------------------

                                                                   6,806     5,623

Cost of services                                                   3,852     2,989
Cost of sales                                                        439       656
                                                         ----------------------------
                                                                   4,291     3,645

                                                         ----------------------------

          Gross profit                                             2,515     1,978

Operating expenses
   Selling, general and administrative                             2,159     2,407
   Research and development                                          206       345
   Interest and financing costs                                      119        93
   Restructuring costs                                                 -       858
                                                         ----------------------------
                                                                   2,484     3,703


                                                         ----------------------------

            Net income (loss)                               $         31  $ (1,725)
                                                         ============================



Net income (loss) per common share                          $       0.00  $  (0.14)
                                                         ============================



Weighted average number of
common shares outstanding                                     46,541,154  12,331,721
                                                        ===============================


See notes to consolidated financial statements.

                                  EDITEK, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                   Three Months Ended
                                                                  March 31        March 31
                                                                    1997          1996
                                                             ---------------------------------
                                                                       (In thousands)
Operating activities
Net income (loss)                                              $      31       $ (1,725)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                  470            398
      Provision for losses on accounts receivables                   (19)           (24)
      Provision for obsolete inventory                               (69)             -
      Restructuring costs                                              -            858
      Changes in operating assets and liabilities,
         net of acquisition:
         Accounts receivable                                         (419)         (678)
         Inventories                                                   12           (57)
         Prepaid expenses and other                                  (233)          (26)
         Accounts payable, accrued expenses and other                 149           (75)
         Restructuring accruals                                      (212)         (173)
                                                             ---------------------------------
Net cash used in operating activities                                (290)       (1,502)

Investing activities
    Purchases of equipment and improvements                          (237)         (837)
    Cash used for MEDTOX acquisition                                    -       (18,500)
                                                             ---------------------------------
Net cash used in investing activities                                (237)      (19,337)

Financing activities
    Net proceeds from sale of preferred stock                           -        19,129
    Net proceeds (costs)  from sale of common stock                   (53)          604
    Net proceeds from line of credit, term loans
       and notes payable                                              921         4,259
    Principal payments on line of credit, term loans
       and notes payable                                             (335)       (2,531)
                                                             ---------------------------------
Net cash provided by financing activities                             533        21,461
                                                             ---------------------------------

Increase  in cash and cash equivalents                                  6           622
Cash and cash equivalents at beginning of period                       82           258
                                                             ---------------------------------

Cash and cash equivalents at end of period                     $       88      $    880
                                                             =================================

Supplemental noncash activities
    In March 1997, the Company entered into a capital lease obligation of $133,000 to purchase equipment.
    In January 1996, the Company acquired Medtox Laboratories, Inc.  The purchase price was $24 million, which included $19 million cash and the issuance of $5 million in common stock (2,517,306  shares).
    During 1997, the Company converted 229 shares of preferred stock into 21,112,342 shares of common stock.


See notes to consolidated financial statements.


                                  EDITEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial  statements of EDITEK, Inc.
(the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1996.

Net Income (Loss) Per Share: Net income (loss) per share amounts are based on the weighted average number of shares of common stock outstanding.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1996 financial statements to conform with the 1997 presentation.

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

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("BIOMAN")

On June 1, 1995, the Company acquired Bioman, an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which was being amortized over a period of 20 years. The consolidated results of operations for the three months ended March 31, 1996 included the results of the Bioman operations. In September 1996, the Company sold the former Bioman operations to a company headed by certain of the former employees of the Company and Bioman.

NOTE D -- DEBT

To help finance the acquisition of MEDTOX, the Company entered into revolving and term loan facilities with Heller Financial, Inc. The debt financing is for a total of $11,000,000 and consists of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company. The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. The interest rates on the two term loans of $2,000,000 are 2.5% above the prime rate and 2.0% above the prime rate, respectively. The revolving line of credit carries an interest rate equal to 1.5% above the prime rate.

As of March 31, 1997, the Company was not in compliance with certain covenants in its loan agreement with Heller. As a result of the existence and continuance of the lack of compliance, Heller has established a reserve by reducing the availability under the revolving line of credit. The amount of the reserve at March 31, 1997 is $444,000. The Company and Heller are in the process of establishing new covenants where appropriate.

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

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Total revenues for the three months ended March 31, 1997 were $6,806,000 as compared to $5,623,000 for the three months ended March 31, 1996. The increase was attributable to the increase in revenues from products and services. These revenues totaled $6,803,000 for the three months ended March 31, 1997, as compared to $5,544,000 for the three months ended March 31, 1996.

         Laboratory service revenues were $6,143,000 for the three months ended March 31, 1997 as compared to $4,748,000 for the three months ended March 31, 1996. This increase of 29% was primarily the result of the timing of the acquisition of MEDTOX whereby the Company realized revenues from MEDTOX for approximately two months during the quarter ended March 31, 1996, as compared to the complete quarter ended March 31, 1997. Had the acquisition of MEDTOX been effective January 1, 1996, the Company would have had revenues of $5,948,000 from laboratory services during the quarter ended March 31, 1996, as compared to the $6,143,000 realized from the sale of laboratory services during the quarter ended March 31, 1997, this would represent a pro forma increase of $195,000 or 3%.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $437,000 for the three months ended March 31, 1997 compared to sales of $325,000 recorded for the same period in 1996. This increase of 34% was primarily due to sales of the EZ-SCREEN PROFILE test kits which were first introduced to the market in May, 1996.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $143,000 for the three months ended March 31 1997, compared to sales of $315,000 for the three months ended March 31, 1996. For the three months ended March 31, 1996, the Company had sales of $146,000 which were generated through the former operations of Bioman. Excluding these revenues, sales of agricultural diagnostic products were $169,000 for the three months ended March 31, 1996. As such, the sales of these products for the three months ended March 31, 1997 were, on a pro forma basis, 15% lower than during the comparable period in 1996. The Company believes that the primary reason for the decrease was due to timing differences in orders from the USDA for the Company's products.

         Sales  of  contract   manufacturing   services,   microbiological   and
associated product sales were $80,000 for the three months ended March 31, 1997 compared to $81,000 for the same period in 1996.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the three months ended March 31, 1996. The Company had no such sales during the three months ended March 31, 1997. The contract the Company had with the Department of Defense has expired. At this time, the Company does not know if the U.S. Department of Defense intends to purchase any more of the kits the Company has developed.

         For the three months ended March 31, 1997, the Company had no revenues from royalties and fees, compared to $63,000 for the three months ended March 31, 1996. This decrease was primarily due to the absence of royalties from AML as the agreement with AML has expired.

         Revenues from interest and other income for the three months ended March 31, 1997 were $3,000 compared to $16,000 for the three months ended March 31, 1996.

           The gross margin from the revenues generated from the laboratory services was 37% for the three months ended March 31, 1997 as compared to a gross margin of 37% for the same period in 1996. During the three months ended March 31, 1997, the Company was able to offset declining average selling prices by reducing costs through the consolidation of laboratory operations in 1996 as well as continued improvements in efficiency of laboratory operations.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended March 31, 1997 were 33% compared to 18% of sales of these products during the three months ended March 31, 1996. This increase in gross margin from product sales is primarily the result of increased sales of the EZ-SCREEN PROFILE product as well as reduced costs as a result of certain restructuring steps taken in 1996.

         Selling, general and administration expenses for the three months ended March 31, 1997 were $2,159,000, compared to $2,407,000 for the three months ended March 31, 1996. The $248,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility.

         Research and development expenses incurred during the three months ended March 31, 1997 were $206,000 as compared to $345,000 for the same period in 1996. The reduction of $139,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

     For the three months ended March 31, 1997, EDITEK incurred interest expense of $119,000, compared to interest expense of $93,000 incurred during the three months ended March 31, 1996. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

     During the three months ended March 31, 1996, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company recorded a charge of $858,000 during the three months ended March 31, 1996 to cover certain costs of the restructuring, including $100,000 related to certain severance payments. The Company had no such charge during the three months ended March 31, 1997.

As a result of the above, the net income for the three months ended March 31, 1997 was $31,000, compared to the net loss of $1,725,000 for the three months ended March 31, 1996.

         Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations has and will continue to improve the operating results of the Company, although there can be no assurance of the continued success of the consolidation of the laboratory operations in reducing costs and improving efficiencies. Management expects net sales to grow through both the addition of new accounts and the introduction of new laboratory testing services and on-site products. In addition, the Company believes that the laboratory business is subject to seasonality consistent with hiring practices of its clients. This seasonality results in higher sales in the second quarter with lower sales in July and December.

Material Changes in Financial Condition

         As of March 31, 1997, cash and cash equivalents were $88,000 compared to $82,000 at December 31, 1996.

         As of March 31, 1997, accounts receivable were $4,991,000 compared to $4,553,000 at December 31, 1996. The increase of $438,000 is primarily the result of higher sales in the quarter ended March 31, 1997 as compared to the quarter ended December 31, 1996.

         Inventories were $1,347,000 at March 31, 1997 as compared to $1,290,000 at December 31, 1996.

         Prepaid expenses and other assets were $373,000 at March 31, 1997 as compared to $140,000 at December 31, 1996. The increase of $233,000 is primarily the result of the renewal of annual maintenance contracts, annual licenses and fees and an increase in prepaid supplies.

         As of March 31, 1997, accounts payable totaled $2,703,000 compared to $2,387,000 at December 31, 1996. The increase of $316,000, or 13%, is primarily the result of increased purchases of kits, forms and other supplies in anticipation of increased business for the laboratory testing services consistent with the seasonality of the business.

         Accrued expenses were $1,922,000 at March 31, 1997, as compared to $2,074,000 at December 31, 1996. The decrease of $152,000, or 7%, was the result of payments made during the first three months of 1997 for expenses accrued at December 31, 1996.

         At March 31, 1997, the Company had a total balance of restructuring accruals of $1,591,000 compared to a balance of $1,803,000 at December 31, 1996. The decrease in the balance of the restructuring accruals of $212,000, or 12%, was the result of payments made during the three months ended March 31, 1997.

         At March 31, 1997, the Company had a total loan balance owed to its financial lender of $4,813,000, compared to a total balance of $4,227,000 owed at December 31, 1996. The net increase of $586,000, or 14%, was the result of increased borrowings by the Company from its line of credit to pay certain accrued expenses and restructuring accruals as well as purchases of certain assets to improve operating efficiencies.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and more recently debt financing. At March 31, 1997, the Company had cash and cash equivalents of $88,000. To finance the acquisition of MEDTOX and provide working capital, the Company raised $20,350,000 from the sale of 407 shares of Series A Preferred Stock and borrowed $5,000,000. The debt financing consists of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company (the "Loan Agreement"). The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. The interest rates on the two term loans of $2,000,000 each are 2.5% above the prime rate and 2.0% above the prime rate. The revolving line of credit carries an interest rate equal to 1.5% above the prime rate. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1997, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1997.

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

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 9, 1997


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