Form 10-Q
period 1997-06-30
MEDTOX SCIENTIFIC INC
filed 1997-08-13
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number  1-11394

                             MEDTOX SCIENTIFIC, INC.
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of August 1, 1997 was 55,516,742.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I     Financial Information:

           Item 1:

               Consolidated Balance Sheets - June 30, 1997 (Unaudited)
               and December 31, 1996 ........................................ 3

               Consolidated Statements of Operations - Three Months
               Ended June 30, 1997 and 1996 and Six
               Months Ended June 30, 1997 and 1996 (Unaudited)............... 5

               Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1997 and 1996 (Unaudited) ..................... 6

               Notes to Consolidated Financial Statements.................... 7

           Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................11

Part II   Other Information .................................................17
               Signatures ...................................................18

PART I. FINANCIAL INFORMATION

                             MEDTOX SCIENTIFIC, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for number of shares)


                                                     June 30          December 31
                                                      1997               1996
                                                  ---------------------------------
                                                   (Unaudited)
Assets
Current assets
   Cash and cash equivalents                       $         19         $       82
   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($362-1997; $358-1996)                5,328              4,476
         Other                                               69                 77
                                                  ---------------------------------
                                                          5,397              4,553
   Inventories:
         Raw materials                                      531                488
         Work in process                                    170                146
         Finished goods                                     672                656
                                                  ---------------------------------
                                                          1,373              1,290

   Prepaid expenses and other                               404                140
                                                  ---------------------------------


         Total current assets                             7,193              6,065



Equipment and improvements:
    Furniture and equipment                               9,877              9,200
    Leasehold improvements                                1,100                929
                                                  ---------------------------------
                                                         10,977             10,129
    Less accumulated depreciation
         and amortization                                (8,441)            (7,951)
                                                  ---------------------------------

                                                          2,536              2,178
Goodwill, net of accumulated amortization of
    $1,658 in 1997 and $1,184 in 1996                    15,362             15,836

                                                  ---------------------------------


Total assets                                       $     25,091     $       24,079
                                                  =================================



See notes to consolidated financial statements.



                              MEDTOX SCIENTIFIC, Inc.
                      CONSOLIDATED BALANCE SHEETS (Continued)
                    (In thousands, except for number of shares)


                                                     June 30           December 31
                                                       1997               1996
                                                  ----------------------------------
                                                   (Unaudited)
Liabilities and stockholders' equity
Current liabilities
   Line of credit                                  $     3,315     $         1,437
   Accounts payable                                      2,681               2,387
   Accrued expenses                                      1,547               2,074
   Current portion of restructuring accrual                782                 899
   Current portion of long-term debt                     2,121               2,790
   Current portion of capital lease obligations             71                  26
   Other current liabilities                                 -                  14
                                                  ----------------------------------

         Total current liabilities                      10,517               9,627


Long-term portion of restructuring accrual                 604                 904
Capital lease obligations                                  257                   -

Stockholders' equity
         Preferred Stock, $1.00 par value:
         Authorized - 1,000,000 shares;
         Issued and outstanding -
         4 shares in 1997 and 238 in 1996                    -                   -
   Common Stock, $ .15 par value:
         Authorized - 60,000,000 shares;
         Issued and outstanding -
         55,512,158 shares in 1997 and
         25,555,796 shares in 1996                        8,327               3,834
   Additional paid-in capital                            51,905              56,366
   Accumulated deficit                                  (46,343)            (46,476)
                                                  ----------------------------------

                                                         13,889              13,724

   Less: Treasury stock                                    (176)               (176)
                                                  ----------------------------------

        Total stockholders' equity                        13,713              13,548

                                                  ----------------------------------

Total liabilities and stockholders' equity         $      25,091    $         24,079
                                                  ==================================


See notes to consolidated financial statements.



                             MEDTOX SCIENTIFIC, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                        Three Months Ended                  Six Months Ended
                                               June 30            June 30          June 30            June 30
                                                 1997               1996            1997               1996
                                            ----------------------------------  ---------------------------------
                                             (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)
Revenues
   Laboratory services                       $       6,779   $       6,735       $   12,922    $         11,483
   Product sales                                       707             892            1,367               1,688

                                            ----------------------------------  ---------------------------------
                                                     7,486           7,627           14,289              13,171
Cost of sales
   Laboratory services                               4,153           4,228            8,005               7,217
   Product sales                                       445             571              884               1,227
                                            ----------------------------------  ---------------------------------
                                                     4,598           4,799            8,889               8,444

                                            ----------------------------------  ---------------------------------

          Gross profit                               2,888           2,828            5,400               4,727

Operating expenses
   Selling, general and administrative               2,421           2,623            4,580               5,030
   Research and development                            205             365              411                 710
   Restructuring costs                                   -               -                -                 858
                                            ----------------------------------  ---------------------------------
                                                     2,626           2,988            4,991               6,598
Other income (expenses)
   Interest and financing costs, net                  (160)           (126)            (276)               (203)
   Royalties and fees                                    -              22                -                  85
                                            ----------------------------------  ---------------------------------
                                                      (160)           (104)            (276)               (118)


                                            ----------------------------------  ---------------------------------
Net income (loss)                             $        102      $     (264)       $     133        $      (1,989)
                                            =====================================================================


Net income (loss) per share
                                             $        0.00       $   (0.01)       $    0.00        $       (0.09)
                                            ==================================  =================================



Weighted average number of
  common shares outstanding                     44,814,659         22,006,646      50,207,371         21,282,842
                                            ==================================  =================================



See notes to consolidated financial statements.



                             MEDTOX SCIENTIFIC, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Six Months Ended
                                                              June 30          June 30
                                                                1997            1996
                                                        ----------------------------------
                                                            (Unaudited)       (Unaudited)
Operating activities
Net income (loss)                                              $    133         $   (1,989)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                 964              1,054
      Provision for losses on accounts receivable                     4                 68
      Provision for obsolete inventory                              (97)                 -
      Restructuring costs                                             -                858
      Changes in operating assets and liabilities,
      net of acquisition:
         Accounts receivable                                       (848)            (1,591)
         Inventories                                                 14                (34)
         Prepaid expenses and other                                (264)               161
         Accounts payable, accrued expenses and other              (247)              (342)
         Restructuring accruals                                    (417)              (506)
                                                        ----------------------------------
Net cash used in operating activities                              (758)            (2,321)

Investing activities
    Purchases of equipment and improvements                        (528)            (1,047)
    Cash used for MEDTOX acquisition                                  -            (19,287)
                                                        ----------------------------------
Net cash used in investing activities                              (528)           (20,334)

Financing activities
    Net proceeds from sale of preferred stock                         -             19,093
    Net proceeds (costs)  from sale of common stock                  32                629
    Net proceeds from line of credit, term loans
       and notes payable                                           1,878             4,392
    Principal payments on capital lease obligations                  (18)                -
    Principal payments on term loans and notes payable              (669)           (1,571)
                                                        ----------------------------------
Net cash provided by financing activities                          1,223            22,543
                                                        ----------------------------------

Decrease in cash and cash equivalents                               (63)             (112)
Cash and cash equivalents at beginning of period                     82               258
                                                        ----------------------------------

Cash and cash equivalents at end of period               $           19        $      146
                                                        ==================================

Supplemental noncash activities
    During 1997, the Company entered into capital lease obligations of $320,000 to purchase equipment.
    In January 1996, the Company acquired Medtox Laboratories, Inc.  The purchase price was $24 million, which  included $19 million cash and the issuance of $5 million in common stock (2,517,306  shares).
    During 1997, the Company converted 234 shares of preferred stock into 22,001,232 shares of common stock.


See notes to consolidated financial statements.

                             MEDTOX SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1996.

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

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("BIOMAN")

On June 1, 1995, the Company acquired Bioman, an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which was being amortized over a period of 20 years. The consolidated results of operations for the six months ended June 30, 1996 included the results of the Bioman operations. In September 1996, the Company sold the former Bioman operations to a company headed by certain of the former employees of the Company and Bioman.

NOTE D -- DEBT

To help finance the acquisition of MEDTOX, the Company entered into revolving and term loan facilities with Heller Financial, Inc. ("Heller"). The debt financing was for a total of $11,000,000 and consisted of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company. The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. Effective May 1, 1997, the Company and Heller entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the "Amendment Agreement") whereby Heller agreed to waive the then existing non compliance with certain covenants. As part of the Amendment Agreement, the Company and Heller agreed to revise the loan covenants and loan interest rates commencing May 1, 1997. The interest rates on the two term loans of $2,000,000 are 3.0% and 2.5% above the prime rate respectively. The revolving line of credit carries an interest rate equal to 2.0% above the prime rate.

As of June 30, 1997, the Company was not in compliance with certain covenants in its Amendment Agreement with Heller. Heller has notified the Company that it does not currently intend to exercise any of its rights or remedies regarding non compliance available to Heller under the Loan Agreement with Heller.

NOTE E -- CONTINGENCIES

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

On March 18, 1997, a lawsuit was commenced in New York State Court by a former holder of the Series A Preferred Stock claiming entitlement to additional shares of Common Stock as a result of the Company's previous inability to issue the conversion shares. The conversion shares have been issued to the former Series A Preferred Shareholder. The Company has denied any liability and intends to contest the lawsuit unless a reasonable settlement can be reached.

The Company believes that the probable resolution of the above contingencies will not materially affect the financial position or results of operations of the Company.

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted Defendants' motion to dismiss the Company's complaint, ruling that the Defendants' conduct did not constitute a violation of Section 16(b). The Company is considering whether to appeal that decision.

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

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Total revenues for the three months ended June 30, 1997 were $7,486,000 as compared to $7,627,000 for the three months ended June 30, 1996. The decrease was attributable to a decrease in revenues from product sales. Laboratory service revenues were $6,779,000 for the three months ended June 30, 1997, compared to $6,735,000 for the three months ended June 30, 1996. This increase was the result of increased sample volume partially offset by a decreased average selling price per sample.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $397,000 for the three months ended June 30, 1997 compared to sales of $441,000 recorded for the same period in 1996. This decrease of 10% was primarily due to the absence of certain sales generated through the former operations of Bioman.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $185,000 for the three months ended June 30, 1997 compared to sales of $372,000 for the three months ended June 30, 1996. For the three months ended June 30, 1996 the Company had sales of $133,000 which were generated through the former operations of Bioman,. Excluding these revenues, sales of agricultural diagnostic products were $239,000 for the three months ended June 30, 1996. As such, the sales of these products for the three months ended June 30, 1997 were, on a pro forma basis, 23% lower than the comparable period in 1996. The primary reason for the decrease was due to decreased purchases by the USDA for the Company's products. The Company believes that this is the result of decreased testing by the USDA for the tests that utilize the Company's products.

     Sales of contract manufacturing services, microbiological and associated product sales were $125,000 for the three months ended June 30, 1997 compared to $79,000 for the same period in 1996. This increase is the result of increased revenues from contract manufacturing services. In July, 1997, the Company entered into a three year Supply Agreement with Boehringer Mannheim Corporation ("BMC"), whereby the Company will supply to BMC controls for certain products of BMC.

           The gross margin from the revenues generated from the laboratory services was 39% for the three months ended June 30, 1997 an increase compared to the same period in 1996, when the gross margin was 37%. The improvement in the gross margin was primarily due to the increased efficiencies in the laboratory combined with an increase in the number of tests performed in the laboratory.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended June 30, 1997 were 37% compared to 36% of sales of these products during the three months ended June 30, 1996. This increase in gross margin from product sales is primarily the result of increased sales of contract manufacturing services.

         Selling, general and administration expenses for the three months ended June 30, 1997 were $2,421,000, compared to $2,623,000 for the three months ended June 30, 1996. The $202,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility as well as decreased amortization expense.

         Research and development expenses incurred during the three months ended June 30, 1997 were $205,000 as compared to $365,000 for the same period in 1996. The reduction of $160,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

         For the three months ended June 30, 1997, the Company incurred net interest and financing costs of $160,000, compared to costs of $126,000 incurred during the three months ended June 30, 1996. This increase was the result of increased borrowings against the line of credit during the three months ended June 30, 1997 as compared to June 30, 1996.

     For the three months ended June 30, 1997, the Company had no revenues from royalties and fees, compared to $22,000 for the three months ended June 30, 1996.

     As a result of the above, the net income for the three months ended June 30, 1997 was $102,000, compared to the net loss of $264,000 for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Total revenues for the six months ended June 30, 1997 were $14,289,000 as compared to $13,171,000 for the six months ended June 30, 1996. The increase was attributable to the increase in revenues from laboratory services. Laboratory service revenues were $12,922,000 for the six months ended June 30, 1997 as compared to $11,483,000 for the six months ended June 30, 1996. This increase of 13% was primarily the result of the timing of the acquisition of MEDTOX whereby the Company realized revenues from MEDTOX for approximately five months during the six months ended June 30, 1996, as compared to the complete six month period ended June 30, 1997. Had the acquisition of MEDTOX been effective January 1, 1996, the Company would have had revenues of $12,683,000 from laboratory services during the six months ended June 30, 1996, as compared to the $12,922,000 realized from the sale of laboratory services during the six months ended June 30, 1997, this would represent a pro forma increase of $239,000 or 2%.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $834,000 for the six months ended June 30, 1997 compared to sales of $765,000 recorded for the same period in 1996. This increase of 9% was primarily the result of sales of the EZ-SCREEN PROFILE(TM) test kits which were introduced in May, 1996.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $328,000 for the six months ended June 30 1997, compared to sales of $687,000 for the six months ended June 30, 1996. For the six months ended June 30, 1996, the Company had sales of $279,000 which were generated through the former operations of Bioman. Excluding these revenues, sales of agricultural diagnostic products were $408,000 for the six months ended June 30, 1996. As such, the sales of these products for the six months ended June 30, 1997 were, on a pro forma basis, 20% lower than during the comparable period in 1996. The primary reason for the decrease was due to decreased purchases by the USDA for the Company's products. The Company believes that this is the result of decreased testing by the USDA for the tests that utilize the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $205,000 for the six months ended June 30, 1997 compared to $161,000 for the same period in 1996. This increase was primarily due to increased revenues from contract manufacturing services.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the six months ended June 30, 1996. The Company had no such sales during the six months ended June 30, 1997. The contract the Company had with the Department of Defense has expired. At this time, the Company does not know if the U.S. Department of Defense intends to purchase any more of the kits the Company has developed.

           The gross margin from the revenues generated from the laboratory services was 38% for the six months ended June 30, 1997 as compared to a gross margin of 37% for the same period in 1996. During the six months ended June 30, 1997, the Company was able to offset declining average selling prices by reducing costs through the consolidation of laboratory operations in 1996 as well as continued improvements in efficiency of laboratory operations.

         Gross margins from the sales of both manufactured products and products purchased for resale for the six months ended June 30, 1997 were 35% compared to 27% of sales of these products during the six months ended June 30, 1996. This increase in gross margin from product sales is primarily the result of the increased sales of the EZ-SCREEN PROFILE product and contract manufacturing services, as well as reduced costs as a result of certain restructuring steps taken in 1996.

         Selling, general and administration expenses for the six months ended June 30, 1997 were $4,580,000, compared to $5,030,000 for the six months ended June 30, 1996. The $450,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility as well as decreased amortization expense.

         Research and development expenses incurred during the six months ended June 30, 1997 were $411,000 as compared to $710,000 for the same period in 1996. The reduction of $299,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

         During the six months ended June 30, 1996, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company recorded a charge of $858,000 during the six months ended June 30, 1996 to cover certain costs of the restructuring, including $100,000 related to certain severance payments. The Company had no such charge during the six months ended June 30, 1997.

         For the six months ended June 30, 1997, the Company incurred net interest and financing costs of $276,000, compared to costs of $203,000 incurred during the six months ended June 30, 1996. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

         For the six months ended June 30, 1997, the Company had no revenues from royalties and fees, compared to $85,000 for the six months ended June 30, 1996. This decrease was primarily due to the absence of royalties from AML as the agreement with AML has expired.

     As a result of the above, the net income for the six months ended June 30, 1997 was $133,000, compared to the net loss of $1,989,000 for the six months ended June 30, 1996.

         Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations will continue to improve the operating results of the Company. Management expects net sales to grow through both the addition of new accounts, as well as the introduction of new laboratory testing services and on-site products.

Material Changes in Financial Condition

         As of June 30, 1997, accounts receivable were $5,397,000 compared to $4,553,000 at December 31, 1996. The increase of $844,000 is primarily the result of higher sales in the quarter ended June 30, 1997 as compared to the quarter ended December 31, 1996.

         Prepaid expenses and other assets were $404,000 at June 30, 1997 as compared to $140,000 at December 31, 1996. The increase of $264,000 is primarily the result of the renewal of annual maintenance contracts, annual licenses and fees and an increase in prepaid supplies.

         The balance of equipment and improvements at June 30, 1997 was $10,977,000 as compared to a balance of $10,129,000 at December 31, 1996. The increase of $848,000 was the result of purchases of equipment and capital improvements for the laboratory operation to improve efficiencies and reduce operating costs.

         As of June 30, 1997, accounts payable totaled $2,681,000 compared to $2,387,000 at December 31, 1996. The increase of $294,000, or 12%, is primarily the result of increased purchases of kits, forms and other supplies as a result of increased business for the laboratory testing services consistent with the seasonality of the business.

         Accrued expenses were $1,547,000 at June 30, 1997, as compared to $2,074,000 at December 31, 1996. The decrease of $527,000, or 34%, was the result of payments made during the first six months of 1997 for expenses accrued at December 31, 1996.

         At June 30, 1997, the Company had a total balance of leases payable of $328,000 compared to a balance of $26,000 at December 31, 1996. The increase in the balance of the leases payable was the result of the purchase of certain equipment to improve operating efficiencies in the laboratory.

          June 30, 1997, the Company had a total balance of restructuring accruals of $1,386,000 compared to a balance of $1,803,000 at December 31, 1996. The decrease in the balance of the restructuring accruals of $417,000, or 23%, was the result of payments made during the six months ended June 30, 1997.

         At June 30, 1997, the Company had a total loan balance owed to its financial lender of $5,436,000, compared to a total balance of $4,227,000 owed at December 31, 1996. The net increase of $1,209,000, or 29%, was the result of increased borrowings by the Company from its line of credit to pay certain accrued expenses and restructuring accruals as well as purchases of certain assets to improve operating efficiencies.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and more recently debt financing. At June 30, 1997, the Company had cash and cash equivalents of $19,000. The Company is currently marginally profitable and, as such, is relying on a continued positive cash flow from operations and its line of credit to fund its working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree the inventory of the Company. The revolving line of credit carries an interest rate equal to 2.0% above the prime rate. As of June 30, 1997, the Company had total availability of $3,512,000 on the line of credit of which $3,315,000 was borrowed, leaving a net availability of $197,000 as of June 30, 1997. In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1997, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1997. The Company believes that consistent profitable earnings, as well as access to capital, will be the primary basis for funding the operations of the Company for the long term.

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

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit  10.41,   Amendment  to  the  Loan  and  Security
              Agreement and Limited Waiver Between the Company and Heller dated May 1, 1997.

              There was no Report on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 12, 1997


                                 MEDTOX SCIENTIFIC, INC.

                                By:   /s/  Richard J. Braun
                                      Richard J. Braun, Chief Executive Officer

                                By:   /s/    Peter J. Heath
                                      Peter J. Heath, Vice President of Finance
                                      and Chief Financial Officer