Form 10-Q/A
period 1996-03-31
MEDTOX SCIENTIFIC INC
filed 1997-09-05
CIK 739944

FORM 10-Q/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

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


                  Item 2:

                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ..........11

Part II           Other Information .........................................17

                     Signatures .............................................18

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
                                                 ===============================

See notes to financial statements.


            STATEMENTS OF OPERATIONS
                (Unaudited)
                                                      Three Months Ended
                                                      March 31        March 31
                                                      1996            1995
                                                 -------------------------------
                                                          (In Thousands)
                                                 Restated
Revenues

   Laboratory service revenues                     $  4,748          $  863
   Product sales                                        796             710
   Royalties and fees                                    63              86
   Interest and other income                             16              68
                                                 -------------------------------

                                                      5,623           1,727

Cost of services                                      3,692             949
Cost of sales                                           656             607
                                                 -------------------------------

          Gross profit                                1,275             171

Operating expenses
   Selling, general and administrative                1,704             858
   Research and development                             345             208
   Interest and financing costs                          93              18
   Restructuring costs                                  858               -
                                                 -------------------------------

                                                      3,000           1,084

                                                  ------------------------------

Net loss                                             (1,725)          (913)
Less preferred stock dividends                        6,783              -
                                                 _______________________________
Net loss applicable to common stockholders        $  (8,508)     $    (913)
Net loss per share applicable to common
stockholders                                      $   (0.69)     $   (0.11)
                                                 ===============================

Weighted average number of
common shares outstanding                         12,331,721       8,208,752
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

NOTE E -- RESTATEMENT

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its loss for the three months ended March 31, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,333 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders to $.69 from the previously reported amount of $.14.

NOTE F -- RESTATEMENT OF 1995 FINANCIAL STATEMENTS

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

     In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX. In addition the Company decided to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of this restructuring plan, the Company has taken a one time charge of $858,000 during the three months ended March 31, 1996 to cover certain costs of the restructuring, including $100,000 related to certain severance payments (see Note F of the Financial Statements). The Company had no such charge during the three months ended March 31, 1995.

     As a result of the above, the net loss for the three months ended March 31, 1996 was $1,725,000, compared to the net loss of $913,000 for the three months ended March 31, 1995.

    In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the three months ended March 31, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders from the previously reported $1,725,000 to $8,598,000 for the three months ended March 31, 1996. The Company had no such charge for the three months ended March 31, 1995.

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

     At March 31, 1996, the Company had accrued $604,000 for the payment of certain restructuring costs associated with the consolidation of the laboratory operations of PDLA with the laboratory operations of MEDTOX. In addition MEDTOX has accrued $680,000 for the payment of a lease obligation for a facility no longer used by MEDTOX. As a result, the Company has a total balance of accrued restructuring costs of $1,284,000 at March 31, 1996. At December 31, 1995 the Company had no accrual for restructuring costs (see Note F of the Financial Statements).

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