Form 10-Q/A
period 1996-06-30
MEDTOX SCIENTIFIC INC
filed 1997-09-05
CIK 739944

FORM 10-Q/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

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
                                             ==================================

See notes to financial statements.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Six Months         Three Months
                                             Ended              Ended
                                            June 30            June 30
                                      1996         1995     1996       1995
                                     -------------------------------------------
                                                    (In Thousands)
                                     Restated

Revenues

   Laboratory service revenues   $   11,483   $  2,063    $  6,735   $  1,200
   Product sales                      1,688      1,347         892        637
   Royalties and fees                    85        160          22         74
   Interest and other income             24        181           8        113
                                 ---------------------------------------------
                                     13,280      3,751       7,657      2,024

Cost of services                      8,415      2,058       4,723      1,109
Cost of sales                         1,227      1,123         571        516
                                 ---------------------------------------------
     Gross profit                     3,638        570       2,363        399


Operating expenses
   Selling, general and
   administrative                      3,832      1,939       2,128      1,081
   Research and development              710        427         365        219
   Interest and financing costs          227         20         134          2
   Restructuring costs                   858          -           -          -
                                 ---------------------------------------------
                                       5,627      2,386       2,627      1,302
                                 ---------------------------------------------

Net loss                              (1,989)    (1,816)       (264)     (903)
Less preferred stock dividends         6,783         -            -         -
                                 _____________________________________________
Net loss applicable to common
stockholders                       $  (8,772)  $ (1,816)   $   (264)   $ (903)

Net loss per share applicable to
common stockholders                $   (0.41)  $  (0.20)     $(0.01)   $(0.10)
                                 =============================================



Weighted average number of
common shares outstanding         21,282,842  9,239,159  22,006,646  9,321,610
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

NOTE E -- RESTATEMENT

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its loss for the six months ended June 30, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,333 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders to $.41 from the previously reported amount of $.09.

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

    In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the six months ended June 30, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders from the previously reported $1,989,000 to $8,772,000 for the six months ended June 30, 1996. The Company had no such charge for the six months ended June 30, 1995.

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