Form 10-Q/A
period 1996-09-30
MEDTOX SCIENTIFIC INC
filed 1997-09-05
CIK 739944

FORM 10-Q/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number  1-11394

                                  EDITEK, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                          95-3863205
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporated or organization)                          Identification No.)

  1238 Anthony Road, Burlington, North Carolina                          27215
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code:               (910) 226-6311
- -------------------------------------------------------------------------------

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

             Statements of Cash Flows - Nine Months
             Ended September 30, 1996 and 1995 (Unaudited) .................. 6

             Notes to Financial Statements .................................. 7


          Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..................11

Part II   Other Information .. ..............................................20
             Signatures......................................................21

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
                                                              ===================================

See notes to financial statements.



                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                   Nine Months                Three Months
                                                                      Ended                      Ended
                                                                  September 30               September 30
                                                              1996         1995         1996            1995
                                                         ----------------------------------------------------
                                                                  (in thousands except for per share amounts)
                                                        Restataed

Revenues

   Laboratory service revenues                            $  17,555    $ 3,149      $   6,072      $   1,086
   Product sales                                              2,410      2,094            722            747
   Royalties and fees                                            90        234              5             74
   Interest and other income                                     69        186             45              5
                                                         ----------------------------------------------------
                                                             20,124      5,663          6,844          1,912

Cost of services                                             13,122      3,062          4,707          1,004
Cost of sales                                                 1,779      1,738            552            615
                                                         ----------------------------------------------------

          Gross profit                                        5,223        863          1,585            293

Operating expenses
   Selling, general and administrative                        6,337      2,963          2,505          1,024
   Research and development                                   1,044        669            334            242
   Interest and financing costs                                 350         21            123              1
   Restructuring costs                                        1,966          -          1,108              -
                                                         ----------------------------------------------------

                                                              9,697      3,653          4,070          1,267

                                                         ----------------------------------------------------

Net loss                                                     (4,474)    (2,790)        (2,485)          (974)
Less preferred stock dividends                                6,783        -               -               -
                                                         _____________________________________________________
Net loss applicable to common stockholders               $  (11,257)   $(2,790)     $  (2,485)     $    (974)

Net loss per share applicable to common stockholders     $   (0.56)   $ (0.28)     $   (0.10)     $   (0.10)
                                                         =====================================================

Weighted average number of
common shares outstanding                                19,953,009  9,915,427     25,485,225      9,321,610
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

NOTE E -- RESTATEMENT

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its loss for the nine months ended September 30, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,333 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders to $.56 from the previously reported amount of $.22.

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

NOTE G -- GOODWILL

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

         In connection with the acquisition of MEDTOX, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX as well as to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. The Company also determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company has taken charges of $1,966,000 during the nine months ended September 30, 1996 to cover certain costs of the restructurings, including $702,000 related to certain severance payments (see Note F of the Financial Statements). The Company had no such charge during the nine months ended September 30, 1995.

     As a result of the above, the net loss for the nine months ended September 30, 1996 was $4,474,000, compared to the net loss of $2,790,000 for the nine months ended September 30, 1995.

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance.
To comply with this position, the Company restated its loss for the nine months ended September 30, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders from the previously reported $4,474,000 to $11,257,000 for the nine months ended September 30, 1996.
The Company had no such charge for the nine months ended September 30, 1995.

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