Form 10-K/A
period 1996-12-31
MEDTOX SCIENTIFIC INC
filed 1997-09-17
CIK 739944

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


     Biosensors - In March, 1995 the Company entered into a Research Collaboration Agreement with Battelle Memorial Institute ("Battelle") to explore the commercial feasibility of utilizing the Company's immunoassay reagents with a novel, state-of-the-art biosensor instrument developed by Battelle under contract with the Department of Defense. During 1996, the project was completed and a final report has been prepared by Battelle. The report shows that the biosensor instrument coupled with the Company's immunoassay reagents generated results that looked promising in that the instrument was able to detect the target toxin at levels which would be associated with that toxin's contamination of grains and food products. At this time, the Company does not intend to pursue any further development of this project.


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

         12.      Product and Professional Liability.


     Manufacturing and marketing of products by the Company entail a risk of product liability claims. In August, 1993, the Company procured insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. The insurance policy covers damages that the Company is legally obligated to pay as a result from bodily injury and property damage. Consequently, for uncovered claims, the Company could be required to pay any and all costs associated with any product liability claims brought against it, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against the Company. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on the Company and exceed its ability to pay such damages. No product liability claims are pending.

     The Company's laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company's laboratories have maintained continuous Professional and General Liability insurance since 1985. The insurance policy covers those amounts the Company is legally obligated to pay from damages resulting from a Medical Incident, which arises out of a Failure to Render Professional Services. To date, the Company has not had any substantial product liability and no material professional service claims are currently pending.


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

                                                       Years Ended December 31
                           1996              1995               1994            1993             1992
                           -----            ------            --------          -----            ------
                                           (in thousands, except per share amounts)


Net revenues            $26,726             $7,526            $6,593            $2,633           $2,989
Net loss                (12,809)            (7,285)           (3,546)           (3,066)          (1,292)
Preferred stock
 deemed dividend          6,783               -0-               -0-              -0-                -0-
Net loss applicable
  to common
  stockholders          (19,592)            (7,285)           (3,546)           (3,066)          (1,292)
Net loss per share
   applicable to common
   stockholders           (0.59)             (0.77)            (0.49)            (0.56)           ( .35)
Total assets             24,079              3,938             7,378             4,005            3,188
Long term debt              -0-                -0-                63              -0-               113
Cash dividends              -0-                -0-               -0-              -0-               -0-



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


     In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the year ended December 31, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders from the previously reported $12,809,000 to $19,592,000 for the year ended December 31, 1996. The Company had no such charge for the year ended December 31, 1995.

     Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations will significantly improve the operating results of the Company although there can be no assurance of the success of the consolidation of the laboratory operations in reducing costs and improving efficiencies. Management expects net sales to grow through both the addition of new accounts, through increased selling efforts, as well as the introduction of new products and services, such as additional on-site tests and additional laboratory tests. The Company will also continue to pursue strategic acquisitions to increase sales.


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



                                                  /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 21, 1997, except for
  Note 12 as to which the date is
  July 18, 1997

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

                                                                   (In thousands, except share
                                                                      and per share data)
                                                           Restated
Revenues:
   Laboratory service revenues                             $ 23,541         $  4,312         $  3,647
   Product sales                                              2,957            2,725            2,536
   Royalties and fees                                            90              300              200
   Interest and other income                                    138              189              210
                                                     ------------------------------------------------------
                                                             26,726            7,526            6,593

Costs and expenses:
   Cost of services                                          15,344            3,925            3,569
   Cost of sales                                              2,151            2,240            2,142
   Selling, general and administrative                       11,725            4,630            3,674
   Research and development                                   1,280              920              729
   Interest and financing costs                                 469               23               25
   Restructuring costs (Note 8)                               2,449                -                -
   Goodwill write-off (Note 3)                                6,117            3,073                -
                                                     ------------------------------------------------------
                                                             39,535           14,811           10,139
                                                     ------------------------------------------------------
Net loss                                                   $(12,809)        $ (7,285)        $ (3,546)
Less preferred stock deemed dividend                          6,783                -                -
                                                     ------------------------------------------------------
Net loss applicable to common stockholders                 $(19,592)       $  (7,285)        $ (3,546)
                                                    ======================================================
Loss per share applicable to common stockholders              $(.59)           $(.77)           $(.49)
                                                     ======================================================
Weighted average number of shares of common stock
   outstanding                                           33,455,867        9,445,707         7,204,244
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


The market price of the Company's common stock was $3.50 on the date of issuance of the Series A Preferred Stock. The excess of the $3.50 market value at the date of issuance over the $2.65 initial conversion price of the Series A Preferred Stock ($6,783,333 in total) was recorded as a deemed preferred stock dividend at date of issuance, which increased the net loss available to holders of common stock in the calculation of net loss per share.


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

12.  Restatement

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its 1996 loss applicable to common stockholders to reflect a deemed dividend of $6,783,333 related to the January 1996 sales of the Series A Preferred Stock discussed in Note 5. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders to $.59 from the previously reported amount of $.38.