Form 10-Q/A
period 1997-03-31
MEDTOX SCIENTIFIC INC
filed 1997-09-18
CIK 739944

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

         Item 2:


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................11


Part II  Other Information ................................................16

         Signatures .................. ....................................17

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



                                      EDITEK, Inc.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                                             Three Months Ended
                                                          March 31        March 31
                                                            1997             1996
                                                        ----------------------------------
                                                        (In thousands,except share and
                                                                per share data)
                                                                           Restated
Revenues

   Laboratory service revenues                              $     6,143   $  4,748
   Product sales                                                    660        796
   Royalties and fees                                                 -         63
   Interest and other income                                          3         16
                                                          ----------------------------

                                                                   6,806     5,623

Cost of services                                                   3,852     2,989
Cost of sales                                                        439       656
                                                         ----------------------------
                                                                   4,291     3,645

                                                         ----------------------------

          Gross profit                                             2,515     1,978

Operating expenses
   Selling, general and administrative                             2,159     2,407
   Research and development                                          206       345
   Interest and financing costs                                      119        93
   Restructuring costs                                                 -       858
                                                         ----------------------------
                                                                   2,484     3,703

                                                        ----------------------------

Net income (loss)                                                     31    (1,725)
Less preferred stock dividends                                         -     6,783
                                                         ----------------------------
Net income (loss) applicable to common stockholders         $         31  $ (8,508)

Net income (loss) per share applicable to common
 stockholders                                               $       0.00  $  (0.69)
                                                         ============================



Weighted average number of
common shares outstanding                                     46,541,154  12,331,721
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

NOTE E -- RESTATEMENT OF 1996 FINANCIAL STATEMENTS

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its 1996 loss applicable to common stockholders for the three months ended March 31, 1996 to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders to $.69 from the previously reported amount of $.14.

NOTE F -- CONTINGENCIES

The Company was sued in Federal District Court for the Southern District of New York in five separate lawsuits commenced by holders of Editek Series A Convertible Preferred Stock. The lawsuits allege breach of contract with respect to conversion of the Preferred Stock in regards to the Company's inability to issue common stock upon the conversion of shares of preferred stock, and certain plaintiffs have also alleged misrepresentation and securities laws violations in connection with the sale of the Preferred Stock. In December 1996, the Company's shareholders approved an increase in the authorized common stock of the Company. Each of the five lawsuits has been settled and dismissed with prejudice.

The Company is a defendant to claims of patent infringement asserted on August 20, 1996. It is alleged the Company infringes two patents allegedly owned by the plaintiff relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company has answered the complaint denying any infringement and has counterclaimed for a declatory judgment that the patents are invalid, unenforceable, and not infringed. It also has counterclaimed for unfair competition under federal and state law, requesting money damages as well as injunctive relief. The Company intends to vigorously pursue its defense of the claims and to vigorously prosecute its counterclaims.

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


     If the Company had been unable to reduce its cost of laboratory operations, the declining average selling prices would have had a material impact on the operating results for the three months ended March 31, 1997.

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


     In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the three months ended March 31, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders from the previously reported $1,725,000 to $8,508,000 for the three months ended March 31, 1996. The Company had no such charge for the three months ended March 31, 1997.

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