Form 10-Q/A
period 1997-06-30
MEDTOX SCIENTIFIC INC
filed 1997-09-18
CIK 739944

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

               Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1997 and 1996 (Unaudited) ..................... 6

               Notes to Consolidated Financial Statements.................... 7

           Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................11


Part II   Other Information .................................................18
               Signatures ...................................................19

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



                             MEDTOX SCIENTIFIC, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)



                                                        Three Months Ended                  Six Months Ended
                                               June 30            June 30          June 30            June 30
                                                 1997               1996            1997               1996
                                            ----------------------------------  ---------------------------------
                                             (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)
                                                                                                      Restated
Revenues
   Laboratory services                       $       6,779   $       6,735       $   12,922    $         11,483
   Product sales                                       707             892            1,367               1,688

                                            ----------------------------------  ---------------------------------
                                                     7,486           7,627           14,289              13,171
Cost of sales
   Laboratory services                               4,153           4,228            8,005               7,217
   Product sales                                       445             571              884               1,227
                                            ----------------------------------  ---------------------------------
                                                     4,598           4,799            8,889               8,444

                                            ----------------------------------  ---------------------------------

          Gross profit                               2,888           2,828            5,400               4,727

Operating expenses
   Selling, general and administrative               2,421           2,623            4,580               5,030
   Research and development                            205             365              411                 710
   Restructuring costs                                   -               -                -                 858
                                            ----------------------------------  ---------------------------------
                                                     2,626           2,988            4,991               6,598
Other income (expenses)
   Interest and financing costs, net                  (160)           (126)            (276)               (203)
   Royalties and fees                                    -              22                -                  85
                                            ----------------------------------  ---------------------------------
                                                      (160)           (104)            (276)               (118)


                                            ----------------------------------  ---------------------------------
Net income (loss)                                      102            (264)             133              (1,989)
Less preferred stock dividends                           -               -                -               6,783
                                            --------------------------------------------------------------------
Net income (loss)applicable to common
  stockholders                               $         102       $    (264)       $     133        $     (8,772)
Net income (loss) per share
  applicable to common stockholders          $        0.00       $   (0.01)       $    0.00        $      (0.41)
                                            ==================================  =================================



Weighted average number of
  common shares outstanding                     44,814,659         22,006,646      50,207,371         21,282,842
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


NOTE E -- RESTATEMENT OF 1996 FINANCIAL STATEMENTS

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its 1996 loss applicable to common stockholders for the six months ended June 30, 1996 to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders to $.41 from the previously reported amount of $.09.

NOTE F -- CONTINGENCIES


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


     In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the six months ended June 30, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders from the previously reported $1,989,000 to $8,772,000 for the six months ended June 30, 1996. The Company had no such charge for the six months ended June 30, 1997.


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