Form 10-Q
period 1997-09-30
MEDTOX SCIENTIFIC INC
filed 1997-11-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number  1-11394

                             MEDTOX SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                              95-3863205
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporated or organization)                              Identification No.)

 402 West County Road D,  St. Paul,  Minnesota                        55112
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code:              (612) 636-7466


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of November 1, 1997 was 56,154,301.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I    Financial Information:

        Item 1:

        Consolidated Balance Sheets - September 30, 1997 (Unaudited)
        and December 31, 1996 ............................................... 3

        Consolidated Statements of Operations - Three Months
        Ended September 30, 1997 and 1996 and Nine
        Months Ended September 30, 1997 and 1996 (Unaudited)................. 5

        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1997 and 1996 (Unaudited) ....................... 6

        Notes to Consolidated Financial Statements........................... 7

        Item 2:

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...................... 11

Part II Other Information .................................................. 18
         Signatures ........................................................ 19

PART I. FINANCIAL INFORMATION




                                   MEDTOX SCIENTIFIC, Inc.
                                 CONSOLIDATED BALANCE SHEETS
                         (In thousands, except for number of shares)


                                                          September 30           December 31
                                                              1997                  1996
                                                         --------------------------------------
                                                           (Unaudited)
Assets
Current assets
   Cash and cash equivalents                              $           34         $          82
   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($397-1997; $358-1996)                         5,745                 4,476
         Other                                                        95                    77
                                                         --------------------------------------
                                                                   5,840                 4,553
   Inventories:
         Raw materials                                               502                   488
         Work in process                                             135                   146
         Finished goods                                              638                   656
                                                         --------------------------------------
                                                                   1,275                 1,290

   Prepaid expenses and other                                        517                   140
                                                         --------------------------------------


         Total current assets                                      7,666                 6,065



Equipment and improvements:
    Furniture and equipment                                       10,201                 9,200
    Leasehold improvements                                         1,233                   929
                                                         --------------------------------------
                                                                  11,434                10,129
    Less accumulated depreciation
         and amortization                                         (8,694)               (7,951)
                                                         --------------------------------------

                                                                   2,740                 2,178
Goodwill, net of accumulated amortization of
    $711 in 1997 and $1,184 in 1996                               15,125                15,836

                                                         --------------------------------------


Total assets                                              $       25,531         $      24,079
                                                         ======================================



See notes to consolidated financial statements.



                                    MEDTOX SCIENTIFIC, Inc.
                            CONSOLIDATED BALANCE SHEETS (Continued)
                          (In thousands, except for number of shares)


                                                           September 30          December 31
                                                               1997                  1996
                                                         ---------------------------------------
                                                           (Unaudited)
Liabilities and stockholders' equity
Current liabilities
   Line of credit                                         $        3,403         $       1,437
   Accounts payable                                                3,386                 2,387
   Accrued expenses                                                1,537                 2,074
   Current portion of restructuring accrual                          770                   899
   Current portion of long-term debt                               1,786                 2,790
   Current portion of capital lease obligations                      106                    26
   Other current liabilities                                           -                    14
                                                         ---------------------------------------

         Total current liabilities                                10,988                 9,627


Long-term portion of restructuring accrual                           505                   904
Capital lease obligations                                            313                     -

Stockholders' equity Preferred Stock, $1.00 par value:
         Authorized - 1,000,000 shares;
         Issued and outstanding -
         4 shares in 1997 and 238 in 1996                              -                     -
   Common Stock, $ .15 par value:
         Authorized - 60,000,000 shares;
         Issued and outstanding -
         55,543,300 shares in 1997 and
         25,555,796 shares in 1996                                 8,331                 3,834
   Additional paid-in capital                                     51,910                56,366
   Accumulated deficit                                           (46,340)              (46,476)
                                                         ---------------------------------------

                                                                  13,901                13,724

   Less: Treasury stock                                             (176)                 (176)
                                                         ---------------------------------------

        Total stockholders' equity                                13,725                13,548

                                                         ---------------------------------------

Total liabilities and stockholders' equity                $       25,531        $       24,079
                                                         =======================================


See notes to consolidated financial statements.



                                              MEDTOX SCIENTIFIC, Inc.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                                1997            1996            1997           1996
                                           ---------------------------------------------------------------
                                             (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
                                                    (in thousands except for per share amounts)

                                                                                                 Restated
Revenues

   Laboratory service revenues              $     6,510      $    6,072          $    19,432     $   17,555
   Product sales                                    770             722                2,137          2,410
                                           ---------------------------------------------------------------
                                                  7,280           6,794               21,569         19,965

Cost of services                                  4,161           3,895               12,166         11,112
Cost of sales                                       427             552                1,311          1,779
                                           ---------------------------------------------------------------
                                                  4,588           4,447               13,477         12,891

                                           ---------------------------------------------------------------

          Gross profit                            2,692           2,347                8,092          7,074

Operating expenses
   Selling, general and administrative            2,292           3,317                6,872          8,347
   Research and development                         230             334                  641          1,044
   Restructuring costs                                -           1,108                   -           1,966
                                           ---------------------------------------------------------------
                                                  2,522           4,759                7,513         11,357

Other income (expenses)
   Interest and financing costs, net               (168)            (78)                (444)          (281)
   Royalties and fees                                 -               5                    -             90
                                           ---------------------------------------------------------------
                                                   (168)            (73)                (444)          (191)

                                           ---------------------------------------------------------------

Net income (loss)                                     2          (2,485)                 135         (4,474)

Less preferred stock deemed dividend                  -               -                    -          6,783

Net income (loss) applicable to common
                                           ===============================================================
  shareholders                              $         2      $   (2,485)          $      135   $    (11,257)
                                           ===============================================================

Net income (loss) per share
 applicable to common stockholders          $      0.00      $    (0.10)          $     0.00   $      (0.56)
                                           ===============================================================

Weighted average number of
  common shares outstanding                  55,524,219       25,485,225           48,423,741    19,953,009
                                           ===============================================================


See notes to consolidated financial statements.






                                                    MEDTOX SCIENTIFIC, Inc.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30
                                                                               1997            1996
                                                                          --------------------------------
                                                                            (Unaudited)     (Unaudited)
Operating activities
Net income (loss)                                                          $     135       $    (4,474)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                            1,454             1,703
      Write off of goodwill and other assets                                      -                221
      Gain on sale or retirement of equipment                                     -                (16)
      Provision for losses on accounts receivable                                 39               102
      Provision for obsolete inventory                                           (97)               -
      Restructuring costs                                                          -             1,966
      Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                  (1,326)           (1,077)
         Inventories                                                             112                57
         Prepaid expenses and other                                             (377)              255
         Accounts payable, accrued expenses and other                            448               102
         Restructuring accruals                                                 (528)             (992)
                                                                          --------------------------------
Net cash used in operating activities                                           (140)           (2,153)

Investing activities
    Purchases of equipment and improvements                                     (870)           (1,065)
    Cash used for MEDTOX acquisition                                              -            (19,324)
                                                                          --------------------------------
Net cash used in investing activities                                           (870)          (20,389)

Financing activities
    Proceeds from sale of equipment                                               -                 24
    Net proceeds from sale of preferred stock                                     -             19,129
    Net proceeds (costs)  from sale of common stock                               42               690
    Net proceeds from line of credit, term loans and notes payable             1,966             4,671
    Principal payments on capital lease obligations                              (43)              -
    Principal payments on term loans and notes payable                        (1,003)           (1,905)
                                                                          --------------------------------
Net cash provided by financing activities                                        962            22,609

Increase (decrease) in cash and cash equivalents                                 (48)               67
Cash and cash equivalents at beginning of period                                  82               258
                                                                          --------------------------------

Cash and cash equivalents at end of period                                 $      34     $         325
                                                                          ================================

Supplemental noncash activities
    During 1997, the Company entered into capital lease obligations of $435,000 to purchase equipment.
    In January 1996, the Company acquired Medtox Laboratories, Inc.  The purchase price was $24 million, which  included $19 million cash and the issuance of $5 million in common stock (2,517,306  shares).  During 1997, the Company converted 234 shares of preferred stock into 22,001,232 shares of common stock.



                             MEDTOX SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1996.

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

NOTE C -- ACQUISITION OF BIOMAN PRODUCTS, INC. ("BIOMAN")

On June 1, 1995, the Company acquired Bioman, an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting wherein the Company recognized $117,000 of goodwill, which was being amortized over a period of 20 years. The consolidated results of operations for the nine months ended September 30, 1996 included the results of the Bioman operations. In September 1996, the Company sold the former Bioman operations to a company headed by certain of the former employees of the Company and Bioman.

NOTE D -- DEBT

To help finance the acquisition of MEDTOX, the Company entered into revolving and term loan facilities with Heller Financial, Inc. ("Heller"). The debt financing was for a total of $11,000,000 and consisted of two term loans totaling $4,000,000 and up to $7,000,000 in the form of a revolving line of credit based primarily on the receivables of the Company. The amount of credit available to the Company varies with the accounts receivable and the inventory of the Company. Effective May 1, 1997, the Company and Heller entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the "Amendment Agreement") whereby Heller agreed to waive the then existing non compliance with certain covenants. As part of the Amendment Agreement, the Company and Heller agreed to revise the loan covenants and loan interest rates commencing May 1, 1997. The interest rate on the remaining term loan of $2,000,000 is 2.5% above the prime rate. The revolving line of credit carries an interest rate equal to 2.0% above the prime rate.

As of September 30, 1997, the Company was not in compliance with certain covenants in its Amendment Agreement with Heller. Heller has notified the Company that it does not currently intend to exercise any of its rights or remedies regarding non compliance available to Heller under the Loan Agreement.

NOTE E -- RESTATEMENT OF 1996 FINANCIAL STATEMENTS

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company restated its 1996 loss applicable to common stockholders for the nine months ended September 30, 1996 to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss per share applicable to common stockholders to $.56 from the previously reported amount of $.22.

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

The Company believes that the probable resolution of the above contingency will not materially affect the financial position or results of operations of the Company.

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted Defendants' motion to dismiss the Company's complaint, ruling that the Defendants' conduct did not constitute a violation of Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. That appeal is currently pending.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Total revenues for the three months ended September 30, 1997 were $7,280,000 as compared to $6,794,000 for the three months ended September 30, 1996. The increase was attributable to an increase in revenues from both laboratory services and product sales. Laboratory service revenues were $6,510,000 for the three months ended September 30, 1997, compared to $6,072,000 for the three months ended September 30, 1996. This 7% increase was the result of increased sample volume partially offset by a decreased average selling price per sample.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $405,000 for the three months ended September 30, 1997 compared to sales of $369,000 recorded for the same period in 1996. This 10% increase is due to increased sales of the VERDICT test kits.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $182,000 for the three months ended September 30, 1997 compared to sales of $283,000 for the three months ended September 30, 1996. For the three months ended September 30, 1996 the Company had sales of $88,000 which were generated through the former operations of Bioman. Excluding these revenues, sales of agricultural diagnostic products were $195,000 for the three months ended September 30, 1996. As such, the sales of these products for the three months ended September 30, 1997 were, on a pro forma basis, 7% lower than the comparable period in 1996. The primary reason for the decrease was due to decreased purchases by the USDA for the Company's products. The Company believes that this is the result of decreased testing by the USDA for the tests that utilize the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $183,000 for the three months ended September 30, 1997 compared to $70,000 for the same period in 1996. This increase is the result of increased revenues from contract manufacturing services. In July, 1997, the Company entered into a three year Supply Agreement with Boehringer Mannheim Corporation ("BMC"), whereby the Company will supply to BMC controls for certain products of BMC.

           The gross margin from the revenues generated from the laboratory services was 36% for the three months ended September 30, 1997 compared to the same period in 1996, when the gross margin was also 36%.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended September 30, 1997 were 45% compared to 24% of sales of these products during the three months ended September 30, 1996. This increase in gross margin from product sales is primarily the result of increased sales of contract manufacturing services, as well as reduced costs as a result of certain restructuring steps taken in 1996.

         Selling, general and administration expenses for the three months ended September 30, 1997 were $2,292,000, compared to $3,317,000 for the three months ended September 30, 1996. The $1,025,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility, decreased amortization expense, and an overall effort to monitor and control costs.

         Research and development expenses incurred during the three months ended September 30, 1997 were $230,000 as compared to $334,000 for the same period in 1996. The reduction of $104,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

         During the three months ended September 30, 1996, the Company took certain actions in order to improve the operating results of the Company including reducing the work force at its Burlington, North Carolina location. Primarily as a result of this action the Company recorded a charge of $1,108,000 during the three months ended September 30, 1996, including $602,000 related to severance payments. The Company had no such charge during the three months ended September 30, 1997.

         For the three months ended September 30, 1997, the Company incurred net interest and financing costs of $168,000, compared to costs of $78,000 incurred during the three months ended September 30, 1996. This increase was the result of increased borrowings against the line of credit during the three months ended September 30, 1997 as compared to September 30, 1996.

     For the three months ended September 30, 1997, the Company had no revenues from royalties and fees, compared to $5,000 for the three months ended September 30, 1996.

     As a result of the above, net income for the three months ended September 30, 1997 was $2,000, compared to the net loss of $2,485,000 for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Total revenues for the nine months ended September 30, 1997 were $21,569,000 as compared to $19,965,000 for the nine months ended September 30, 1996. The increase was attributable to the increase in revenues from laboratory services. Laboratory service revenues were $19,432,000 for the nine months ended September 30, 1997 as compared to $17,555,000 for the nine months ended September 30, 1996. This increase of 11% was primarily the result of the timing of the acquisition of MEDTOX whereby the Company realized revenues from MEDTOX for approximately eight months during the nine months ended September 30, 1996, as compared to the complete nine month period ended September 30, 1997. Had the acquisition of MEDTOX been effective January 1, 1996, the Company would have had revenues of $18,755,000 from laboratory services during the nine months ended September 30, 1996, as compared to the $19,432,000 realized from the sale of laboratory services during the nine months ended September 30, 1997, this would represent a pro forma increase of $677,000 or 4%.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $1,239,000 for the nine months ended September 30, 1997 compared to sales of $1,134,000 recorded for the same period in 1996. This increase of 9% was primarily the result of sales of the EZ-SCREEN PROFILE(TM) test kits which were introduced in May, 1996, as well as increased sales of the VERDICT one-step test kits.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $510,000 for the nine months ended September 30 1997, compared to sales of $970,000 for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, the Company had sales of $367,000 which were generated through the former operations of Bioman. Excluding these revenues, sales of agricultural diagnostic products were $603,000 for the nine months ended September 30, 1996. As such, the sales of these products for the nine months ended September 30, 1997 were, on a pro forma basis, 15% lower than during the comparable period in 1996. The primary reason for the decrease was due to decreased purchases by the USDA for the Company's products. The Company believes that this is the result of decreased testing by the USDA for the tests that utilize the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $388,000 for the nine months ended September 30, 1997 compared to $231,000 for the same period in 1996. This increase was due to increased revenues from contract manufacturing services.

         Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the nine months ended September 30, 1996. The Company had no such sales during the nine months ended September 30, 1997. The contract the Company had with the Department of Defense has expired. At this time, the Company does not know if the U.S. Department of Defense intends to purchase any more of the kits the Company has developed.

           The gross margin from the revenues generated from the laboratory services was 37% for the nine months ended September 30, 1997 as compared to a gross margin of 37% for the same period in 1996. During the nine months ended September 30, 1997, the Company was able to offset declining average selling prices by reducing costs through the consolidation of laboratory operations in 1996 as well as continued improvements in efficiency of laboratory operations.

         Gross margins from the sales of both manufactured products and products purchased for resale for the nine months ended September 30, 1997 were 39% compared to 26% of sales of these products during the nine months ended September 30, 1996. This increase in gross margin from product sales is primarily the result of the increased sales of the EZ-SCREEN PROFILE product and contract manufacturing services, as well as reduced costs as a result of certain restructuring steps taken in 1996.

         Selling, general and administration expenses for the nine months ended September 30, 1997 were $6,872,000, compared to $8,347,000 for the nine months ended September 30, 1996. The $1,475,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility, decreased amortization expense, and an overall effort to monitor and control costs.

         Research and development expenses incurred during the nine months ended September 30, 1997 were $641,000 as compared to $1,044,000 for the same period in 1996. The reduction of $403,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

         During the nine months ended September 30, 1996, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX as well as to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. The Company also determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company recorded charges of $1,966,000 during the nine months ended September 30, 1996 to cover certain costs of the restructurings, including $702,000 related to certain severance payments. The Company had no such charge during the nine months ended September 30, 1997.

         For the nine months ended September 30, 1997, the Company incurred net interest and financing costs of $444,000, compared to costs of $281,000 incurred during the nine months ended September 30, 1996. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

         For the nine months ended September 30, 1997, the Company had no revenues from royalties and fees, compared to $90,000 for the nine months ended September 30, 1996. This decrease was primarily due to the absence of royalties from American Medical Laboratories, Inc. ("AML") as the agreement with AML has expired.

     As a result of the above, the net income for the nine months ended September 30, 1997 was $135,000, compared to the net loss of $4,474,000 for the nine months ended September 30, 1996.

     In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the nine months ended September 30, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The restatement resulted in an increase in the previously reported net loss applicable to common stockholders from $4,474,000 to $11,257,000 for the nine months ended September 30, 1996. The Company had no such charge for the nine months ended September 30, 1997.

         Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations will continue to improve the operating results of the Company. Management expects net sales to grow through both the addition of new accounts, as well as the introduction of new laboratory testing services and on-site products.

Material Changes in Financial Condition

         As of September 30, 1997, accounts receivable were $5,840,000 compared to $4,553,000 at December 31, 1996. The increase of $1,287,000 is primarily the result of higher sales in the quarter ended September 30, 1997 as compared to the quarter ended December 31, 1996.

     Prepaid expenses and other assets were $517,000 at September 30, 1997 as compared to $140,000 at December 31, 1996. The increase of $377,000 is primarily the result of the renewal of annual maintenance contracts, annual licenses and fees, an increase in prepaid supplies, and prepayments made for the purchase of certain laboratory equipment.

         The balance of equipment and improvements at September 30, 1997 was $11,434,000 as compared to a balance of $10,129,000 at December 31, 1996. The increase of $1,305,000 was the result of purchases of equipment and capital improvements for the laboratory operation to improve efficiencies and reduce operating costs.

     As of September 30, 1997, accounts payable totaled $3,386,000 compared to $2,387,000 at December 31, 1996. The increase of $999,000, or 42%, is primarily the result of increased purchases of kits, forms and other supplies as a result of increased business for the laboratory testing services, as well as certain capital expenditures.

         Accrued expenses were $1,537,000 at September 30, 1997, as compared to $2,074,000 at December 31, 1996. The decrease of $537,000, or 26%, was the result of payments made during the first nine months of 1997 for expenses accrued at December 31, 1996.

         At September 30, 1997, the Company had a total balance of leases payable of $419,000 compared to a balance of $26,000 at December 31, 1996. The increase in the balance of the leases payable was the result of the purchase of certain equipment to improve operating efficiencies in the laboratory.

          September 30, 1997, the Company had a total balance of restructuring accruals of $1,275,000 compared to a balance of $1,803,000 at December 31, 1996. The decrease in the balance of the restructuring accruals of $528,000, or 29%, was the result of payments made during the nine months ended September 30, 1997.

         At September 30, 1997, the Company had a total loan balance owed to its financial lender of $5,181,000, compared to a total balance of $4,227,000 owed at December 31, 1996. The net increase of $954,000, or 23%, was primarily the result of increased borrowings by the Company from its line of credit to pay certain accrued expenses and restructuring accruals as well as purchases of certain assets to improve operating efficiencies.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and more recently debt financing. At September 30, 1997, the Company had cash and cash equivalents of $34,000. The Company is currently marginally profitable and, as such, is relying on a continued positive cash flow from operations and its line of credit to fund its working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree the inventory of the Company. The revolving line of credit carries an interest rate equal to 2.0% above the prime rate. As of September 30, 1997, the Company had total availability of $3,667,000 on the line of credit of which $3,253,000 was borrowed, leaving a net availability of $414,000 as of September 30, 1997. In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1997, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1997. The Company believes that consistent profitable earnings, as well as access to capital, will be the primary basis for funding the operations of the Company for the long term.

         The Company believes that the acquisition of MEDTOX, the subsequent consolidation of the laboratory operations from PDLA into MEDTOX, and other synergy that will be realized from the acquisition of MEDTOX will enable the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, as well as (iii) continue to selectively pursue synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will continue to be profitable.

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         There was no Report on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 13, 1997


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