Form 10-K
period 1997-12-31
MEDTOX SCIENTIFIC INC
filed 1998-03-31
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code: (612) 636-7466

               Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.15 per share
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $18,001,000, as of March 23, 1998, based upon a price of $.3125 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 23, 1998, was 57,603,772.

This document contains 108 pages and the Exhibit Index appears at page 41 hereof.

                             MEDTOX SCIENTIFIC, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                Table of Contents
ITEM NO.                                                                PAGE
Part I

   1.    Business. . . . . . . . . . . . . . . .                           4
   2.    Properties. . . . . . . . . . . . . . . .                        13

   3.    Legal Proceedings . . . . . . . . . . . .                        14
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . .                  14

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . .                    15
   6.    Selected Financial Data . . . . . . . . .                        17
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . .                        17
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . .                        26
   9.    Changes in and Disagreements With
          Accountants on Accounting
          and Financial Disclosure . . . . . . . .                        26

Part III

   10.   Directors and Executive Officers
          of the Registrant. . . . . . . . . . . . .                      26

   11.   Executive Compensation. . . . . . . . . . .                      27

   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . .....                34
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . ..                 35

Part IV

   14.   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . ..              36

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .              42

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

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

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

ITEM 1.  BUSINESS.

         1.       General.

     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September, 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". MEDTOX Laboratories, Inc. is a toxicology laboratory which provides forensic toxicology, clinical toxicology, and heavy metals analyses. MEDTOX Diagnostics, Inc. develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment.

                  The Company entered the laboratory business on February 11, 1994 when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc. ("PDLA"). On January 30, 1996, the Company acquired the assets and certain liabilities of the predecessor of MEDTOX Laboratories, Inc. MEDTOX Laboratories, Inc. is now a wholly owned subsidiary. For the fiscal year ended December 31, 1997, sales from laboratory services accounted for 91% of the Company's revenues. Revenue from the sale of the Company's on-site diagnostic and screening tests and other products, including contract manufacturing services, accounted for 9% of the total revenues of the Company for the year ended December 31, 1997.

         2.       Principal Services, Products, and Markets.

                  General. The Company's principal sources of revenues come from the sale of laboratory testing services in forensic toxicology, clinical toxicology, and heavy metal analyses as well as from manufactured products including a variety of on-site screening products.


                   A. Employment Drug Testing Laboratory Services. The primary source of revenues of the Company is the provision of laboratory testing services for the identification of drugs of abuse. These tests are conducted using methodologies such as various immunoassays, gas liquid chromatography, and gas chromatography/mass spectrometry. The Company has pioneered security and chain of custody procedures, including sample bar coding as well as stereospecific confirmation methods, to help maintain the integrity of the specimens and the confidentiality of the test results.

                  The Company's customers for abused substance testing include public and private corporations. Among this customer base are Fortune 500 companies. In addition to public and private corporations, abused substance testing is also conducted on behalf of service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

                  B. Clinical Toxicology. The Company has a fully certified clinical toxicology reference laboratory specializing in esoteric therapeutic drug monitoring and emergency toxicology. The tests performed in the clinical laboratory are conducted using methodologies such as various immunoassays, gas liquid chromatography, high performance liquid chromatography and gas chromatography/mass spectrometry. The Company performs the analyses on many classes of drugs including: analgesic, antianxiety, anticholinergic, anticoagulant, anticonvulsant, antidepressant, antidiabetic, antiemetic, antihistamine, antiinflammatory, antimicrobial, antipsychotic, bronchodilotar, cardiovascular, stimulant, decongestant, immunosuppressant, local anesthetic, muscle relaxant, narcotic analgesic, and sedative medications.

                  The Company's clients for this market consist of hospitals, clinics and other laboratories. Laboratory specimens are delivered to MEDTOX from clients across the country both by the Company's own couriers, contracted delivery services and commercial overnight couriers.

                  C. Heavy metal, trace element, and solvent analyses. The Company also operates a laboratory in which blood and urine are tested for heavy metals, trace elements, and solvents. The tests are performed using the methodologies such as Flame and Flameless Atomic Absorption, Inductively Coupled Plasma-Mass Spectrometry, and Gas Chromatography.

                  The Company's clients for this market are other laboratories, occupational health clinics and companies which need to test patients or employees monitored for excess exposure to hazardous materials.

                  D. Products. The Company's test products, which were adapted from assay technologies previously developed in the 1970's for human medical diagnostics, are easy to use, inexpensive, on-site tests. The tests are capable of rapidly detecting the presence of a number of substances in human urine or blood samples, foodstuffs, animals, feed and the environment without the necessity of instruments or technical personnel. The Company's diagnostic tests and the disposable devices used in connection therewith are marketed under the names EZ-SCREEN(R), QUIK-CARD(R), VERDICT(R), PROFILE(R), and EZ-QUANT(R), which are registered trademarks of the Company. A QUIK-CARD together with the necessary reagents, comprise an EZ-SCREEN test. EZ-SCREEN and VERDICT tests are utilized in agricultural diagnostics (which includes mycotoxin detection, drug residue surveillance, feed analysis, and regulatory compliance) and clinical diagnostics (which includes drugs of abuse testing). VERDICT is a "self-performing", one-step test marketed to the drugs of abuse testing market. The EZ-QUANT tests are microtiter, ELISA-based, quantitative assays utilized in agricultural diagnostics.

                  The EZ-SCREEN tests are used in clinical diagnostics to detect the presence of certain drugs of abuse in humans. The Company has received clearance from the Food and Drug Administration ("FDA") for EZ-SCREEN tests for six of the most commonly abused substances: cannabinoids, cocaine, opiates, barbiturates, amphetamines, and phencyclidine (PCP). The Company markets this product line, both domestically and internationally, to law enforcement agencies, industrial companies for pre-employment screening, physicians' offices, hospitals, clinics and drug abuse counseling and treatment centers.

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

                  Major Customers. The Company had no single customer whose sales amounted to more than 10% of its total revenues during the year ended December 31, 1997. One customer's sales amounted to approximately 7% of the revenues of MEDTOX Laboratories, Inc. while sales to the United States government and its agencies, primarily the United States Department of Agriculture ("USDA"), amounted to approximately 13% of the revenues from MEDTOX Diagnostics, Inc.

         4.       New Products.

                  The research and development department of MEDTOX Laboratories, Inc. develops new assays for new drug entities, develops new assays for existing metabolites of drugs and other toxins, and improving existing assays with the goals of improving the assay's robustness, sensitivity, accuracy, precision, specificity, and cost. In 1997, MEDTOX developed approximately 100 new assays for drugs, occupational toxins, and their metabolites. Liquid chromatography, gas chromatography, gas chromatography with mass spectrometry and inductively coupled plasma mass spectrometry were the principal techniques used for these new assays. Also during 1997, liquid chromatography with tandem mass spectrometry (LC/MS/MS) instrumentation was added as a new technique for the development and performance of assays for drugs, toxins and metabolites. In 1998, MEDTOX will attempt to continue this rapid development of new assays with increasing reliance on tandem mass spectrometry. This new technology should allow MEDTOX to compete more successfully in its markets due to decreased assay development time, reduced cost, enhanced sensitivity, and enhanced specificity. The Company believes that these technologies will improve its laboratory services in clinical toxicology, forensic toxicology, workplace toxicology, and pharmaceutical research contract analysis.

                  The primary research and development effort in 1997 at MEDTOX Diagnostics, Inc. was devoted to the development of a new generation of on-site test kits for the detection of drugs of abuse. This unique assay format will enable the end-user to screen for five to ten different drugs simultaneously within a ten minute period. A proprietary lateral flow immunochromatographic device employing colloidal gold technology was developed by the MEDTOX Diagnostics, Inc. research and development team. This innovative device is covered by U.S. Patent 5,202,268. Test kits employing this device are user friendly and offer customers reliable and timely drug screen test results. The Company believes that this patented state-of-the-art technology will position MEDTOX Diagnostics, Inc. to compete successfully in the on-site drug screening market and offer comprehensive drug testing kits and services beginning in mid-1998. This patented technology also provides the opportunity to develop assays and products in other niche markets through company-funded projects, joint ventures or contracted development.

         5.       Research and Development.

                  The markets for laboratory testing and clinical diagnostic products are highly competitive, and innovations and technological changes occur frequently. For these reasons, the Company has devoted substantial funds to research and development of its products and services. During the fiscal years ended December 31, 1997, 1996 and 1995, the Company incurred expenses of $965,000, $1,280,000, and $920,000 respectively, for research and development.

As of December 31, 1997, the Company employed 17 people in research and development, 4 of whom hold Ph.D.'s. The Company also has six other people who hold Ph.D.'s.

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

         9.       Backlog.

                  There exists a delay in recognition of revenues when setting up new accounts for laboratory services. From the time an account becomes a client of the Company to the time the laboratory starts receiving specimens, it may take up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the laboratory, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 1997, the Company did have several accounts which were in the process of being set up where revenues are expected to be realized in 1998.

                  At December 31, 1997, MEDTOX Diagnostics, Inc. did not have any significant backlog and normally does not have any significant backlog. The Company does not believe that recorded sales backlog is a significant factor in its business.

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

                  Some specific segments of the laboratory testing business are price competitive with low margins. Other segments, which place a premium on quality, constitute a large part of the business of MEDTOX Laboratories, Inc. where, to date, quality service has been a more important competitive factor than price. This has allowed MEDTOX Laboratories, Inc. to generate positive gross margins. The Company's ability to successfully compete in the future and maintain it margins will be based on its ability to maintain its quality and customer service strength while maintaining efficiencies and low cost operations. There can be no assurance that price competitiveness will not increase in importance as a competitive factor in the laboratory testing business.

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

     1. Substance Abuse and Mental Health Services Administration (SAMHSA). MEDTOX Laboratories, Inc. has been certified by SAMHSA since

1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations.

     2. United States Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company's device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 11 different products and the average time for clearance was 72 days with a maximum of 141 days and a minimum of 20 days. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

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

     3. Health Care Financing Administration (HCFA). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN and VERDICT drugs of abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA licensed laboratory.

     4. Drug Enforcement Administration (DEA). The primary business of the Company involves either testing for drugs of abuse or developing test kits for the detection of drugs/drug metabolites in urine. MEDTOX Laboratories, Inc. is registered with the DEA to conduct chemical analyses with controlled substances. The MEDTOX Diagnostics, Inc. facility in Burlington, N.C. is registered by the DEA to manufacture and distribute controlled substances and to conduct research with controlled substances. Maintenance of these registrations requires that the Company comply with applicable DEA regulations.

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

     6. Additional Laboratory Regulations. The laboratories of MEDTOX Laboratories, Inc. and certain of its laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which it conducts business. Federal, state and local laws and regulations require MEDTOX Laboratories, Inc. among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs. In addition, the laboratories are subject to a number of other federal, state, and local requirements which provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited.

     The laboratory receives and uses small quantities of hazardous chemicals and radioactive materials in their operations and are licensed to handle and dispose of such chemicals and materials. Any business handling or disposing of hazardous and radioactive waste is subject to potential liabilities under certain of these laws.

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

                  The Company's laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company's laboratories have maintained continuous Professional and General Liability insurance since 1984. The insurance policy covers those amounts the Company is legally obligated to pay from damages resulting from a Medical Incident, which arises out of a Failure to Render Professional Services. To date, the Company has not had any substantial product liability and no material professional service claims are currently pending.

         13.      Employees.

                  As of December 31, 1997, the Company had a total of approximately 280 full time employees as compared to approximately 320 full time employees at December 31, 1996. Of the approximate 280 employees, 250 work at and for MEDTOX Laboratories, while the remaining 30 work at MEDTOX Diagnostics, Inc.

                  The Company's employees are not covered by any collective bargaining agreements, and the Company has not experienced any work stoppages and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

                  The Company leases approximately 33,000 square feet in Burlington, North Carolina, where it maintains the offices, research and development laboratories, production operations, and warehouse of MEDTOX Diagnostics, Inc. The total rent paid by the Company for this site during the fiscal year ended December 31, 1997 was approximately $121,000. These facilities are currently leased from Dr. Samuel C. Powell, a member of the Board of Directors of the Company. The Company is currently leasing the space on a month-to-month basis. The Company intends to negotiate a new lease with Dr. Powell in the future. The Company believes it is renting these facilities on terms as favorable as those available from third parties for equivalent premises. In the opinion of management, comparable alternative facilities could be obtained without disruption of its business if a new lease with Dr. Powell is not negotiated. See "Item 13 - Certain Relationships and Related Transactions."

     The administrative offices and laboratory operations of MEDTOX Laboratories, Inc. are located in a 41,017 square foot facility in St. Paul, Minnesota. The facility is rented under a lease which expires in March 1999. The current annual rent, excluding operating costs, for the facility is $330,000 per year.

                  The Company leases administrative offices and laboratory facilities in an approximate 22,000 square foot facility in South Plainfield, New Jersey. The rent payment, excluding operating costs, is $170,345 per year. The lease runs through April, 2000. The facility is currently idle and the Company is aggressively seeking a tenant to sub-lease the facility. The costs of the facility have been considered in the Company's restructuring charge in 1996. See Note 8 to the Notes of the Consolidated Financial Statements contained herein.

                  The Company believes that its existing facilities are adequate for the purposes being used to accommodate its product development, and manufacturing and laboratory testing requirements.

ITEM 3.  LEGAL PROCEEDINGS.

                  The Company is a defendant to claims of patent infringement asserted on August 20, 1996 by United States Drug Testing Laboratories, Inc. It is alleged that the Company infringes two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company has answered the complaint denying any infringement and has counterclaimed for a declaratory judgment that the patents are invalid, unenforceable, and not infringed. It also has counterclaimed for unfair competition under federal and state law, requesting money damages as well as injunction relief. The Company, while not abandoning its legal recourse, has recently entered into settlement discussions with United States Drug Testing Laboratories, Inc.

                  On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation in Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court granted Defendants' motion to dismiss the Company's complaint, ruling that the Defendants' conduct did not constitute a violation of Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. That appeal is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  The Annual Meeting (the "1996 Annual Meeting") of the stockholders of the Company was held on May 8, 1997. The following individuals were elected to serve on the Board of Directors of the Company for the ensuing year and until their respective successors are duly elected and qualified: Harry
G. McCoy, Pharm.D., Samuel C. Powell, Ph.D., Richard A. Braun, Louis Perlman and James W. Hansen. Also by a vote of 36,573,377 shares in favor and 5,522,857 shares against, at the 1996 Annual Meeting, the stockholders of the Company approved the adoption of an amendment to the Certificate of the Corporation to change the name of the Company to MEDTOX Scientific, Inc. During the year ended December 31, 1996, no other matters were submitted to a vote of securities holders.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Common Stock

                  Since September 27, 1993, the Common Stock has been listed on the American Stock Exchange currently trading under the symbol "TOX". From September 16, 1992 to September 26, 1993 the Common Stock was traded in and quoted in the Emerging Company Marketplace of the American Stock Exchange ("ECM") under the trading symbol "EDI.EC". As of March 23, 1998, the number of holders of record of the Common Stock was 3,033. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the Common Stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions:

         1998:  (through March 23, 1998)             High            Low
         First Quarter...................            3/8             1/4
         1997:
         First Quarter.........................      5/8             3/8
         Second Quarter........................      1/2             3/8
         Third Quarter.........................      1/2             5/16
         Fourth Quarter.........................     3/8             1/4

         1996:
         First Quarter..........................   3-11/16           2-7/8
         Second Quarter..............               2-3/8            5/8
         Third Quarter.................             1-3/8            13/16
         Fourth Quarter...............              1-3/8            7/16

                  On March 23, 1998, the closing price of the Common Stock as reported by the American Stock Exchange was $.3125.

No dividends have been declared or paid by the Company since its inception.

Series A Preferred Stock

                  To help finance the acquisition of the predecessor to MEDTOX Laboratories, Inc. and provide working capital, the Company issued 407 shares of Series A Preferred Stock in January 1996. There are currently no remaining shares of Series A Preferred Stock outstanding.

                  The Series A Preferred Stock was convertible into shares of Common Stock, at any time from March 30, 1996, the 60th day after the shares of Series A Preferred Stock were first issued by the Company (the "Initial Conversion Date"), until January 30, 1998, the second anniversary of the Initial Preferred Issuance Date, at which time all conversion rights terminated. The Series A Preferred Stock had no voting power and had certain liquidation preference and dividend rights. The number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock equaled the number derived by dividing (i) the purchase price of the Series A Preferred Stock ($50,000 per share) by the lesser of (i) $2.775 or (ii) 75% of the Market Price of the Common Stock on the day the shares of Series A Preferred Stock were converted into Common Stock. "Market Price" is defined for this purpose as the daily average of the closing bid prices quoted on the American Stock Exchange or other exchange on which the Common Stock is traded for the five trading days immediately preceding the date the shares are converted.

                  No dividends on the Series A Preferred Stock were declared or paid prior to their conversion to Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following selected financial data are derived from financial statements of the Company and should be read in conjunction with the financial statements, related notes, and other financial information included herein.

                                               Years Ended December 31
                           1997              1996               1995            1994              1993
                           -----            ------            --------          -----            ------
                                      (in thousands, except per share amounts)

Net revenues                $28,600         $26,726           $7,526           $6,593           $2,633
Net income (loss)                25         (12,809)          (7,285)          (3,546)          (3,066)
Preferred stock
 deemed dividend              -0-             6,783             -0-              -0-               -0-
Net income (loss)
  applicable to
  common stockholders            25         (19,592)          (7,285)          (3,546)          (3,066)
Net loss per share
   applicable to common
   stockholders               (0.00)          (0.59)          (0 .77)          (0.49)            (0.56)
Total assets                 24,881          24,079            3,938           7,378             4,005
Long term debt                -0-             -0-              -0-                63              -0-
Cash dividends                -0-             -0-              -0-              -0-               -0-


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

                  The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN diagnostic tests in 1985 and introduced its patented one-step assay, VERDICT and RECON, in 1993. In February 1994, the Company completed the acquisition of PDLA. In January 1996, the Company completed the acquisition of the predecessor of MEDTOX Laboratories, Inc. The results of operations for the year ended December 31, 1996 include the results of operations of MEDTOX Laboratories, Inc. for the period January 30, 1996 through December 31, 1996. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Year ended December 31, 1997 Compared to Year ended December 31, 1996

                  Total revenues for the year ended December 31, 1997 were $28,600,000 as compared to $26,726,000 for the year ended December 31, 1996. The increase was attributable to the increase in revenues from laboratory services. Laboratory service revenues were $25,899,000 for the year ended December 31, 1997 as compared to $23,541,000 for the year ended December 31, 1996. This increase of 10% was primarily the result of the timing of the acquisition of MEDTOX Laboratories, Inc. whereby the Company realized revenues from MEDTOX Laboratories, Inc. for approximately eleven months during the year ended December 31, 1996, as compared to the complete year ended December 31, 1997. Had the acquisition of MEDTOX Laboratories, Inc. been effective January 1, 1996, the Company would have had revenues of $24,741,000 from laboratory services during the year ended December 31, 1996, as compared to the $25,899,000 realized from the sale of laboratory services during the year ended December 31, 1997. This would represent a pro forma increase of $1,158,000 or 5%. The increase in sales of laboratory services was the result of a pro forma increase of 11% in total samples received by the laboratory in 1997 as compared to 1996.

                  Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $1,525,000 for the year ended December 31, 1997 compared to sales of $1,471,000 recorded for the same period in 1996.

                  Product sales also include sales of agricultural diagnostic products. Sales of these products were $736,000 for the year ended December 31 1997, compared to sales of $1,110,000 for the year ended December 31, 1996. For the year ended December 31, 1996, the Company had sales of $367,000 which were generated through the former operations of Bioman. Excluding these revenues, sales of agricultural diagnostic products were $603,000 for the year ended
December  31,  1996.  As such,  the sales of these  products  for the year ended
December 31, 1997 were, on a pro forma basis, 22% higher than during the comparable period in 1996. The primary reason for the increase was due to increased purchases by the USDA for the Company's products.

                  Sales of contract manufacturing services, microbiological and associated product sales were $434,000 for the year ended December 31, 1997 compared to $301,000 for the same period in 1996. This increase was due to increased revenues from contract manufacturing services.

                  Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the year ended December 31, 1996. The Company had no such sales during the year ended December 31, 1997. The contract the Company had with the Department of Defense has expired. At this time, the Company does not know if the U.S. Department of Defense intends to purchase any more of the kits the Company has developed.

                  For the year ended December 31, 1997, the Company had no revenues from royalties and fees, compared to $90,000 for the year ended December 31, 1996. This decrease was primarily due to the absence of royalties from American Medical Laboratories, Inc. ("AML") as the agreement with AML has expired.

     Revenues from interest and other income for the year ended December 31, 1997 were $6,000 compared to $138,000 for the year ended December 31, 1996.

                  The gross margin from the revenues generated from the laboratory services was 37% for the year ended December 31, 1997 as compared to a gross margin of 35% for the same period in 1996. During the year ended December 31, 1997, the Company was able to offset declining average selling prices by reducing costs through the consolidation of laboratory operations in 1996 as well as continued improvements in efficiency of laboratory operations.

                  Gross margins from the sales of both manufactured products and products purchased for resale for the year ended December 31, 1997 were 37% compared to 27% of sales of these products during the year ended December 31, 1996. This increase in gross margin from product sales is primarily the result of the increased sales of the EZ-SCREEN PROFILE product and contract manufacturing services, as well as reduced costs as a result of certain restructuring steps taken in 1996.

                  Selling, general and administration expenses for the year ended December 31, 1997 were $9,113,000, compared to $11,725,000 for the year ended December 31, 1996. The $2,612,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX Laboratories, Inc. facility, decreased amortization expense, and an overall effort to monitor and control costs.

                  Research and development expenses incurred during the year ended December 31, 1997 were $965,000 as compared to $1,280,000 for the same period in 1996. The reduction of $315,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

                  For the year ended December 31, 1997, the Company incurred interest and financing costs of $609,000, compared to costs of $469,000 incurred during the year ended December 31, 1996. This increase was the result of the funds borrowed by the Company to fund asset purchases and working capital requirements.

                  During the year ended December 31, 1996, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX Laboratories, Inc. as well as to down size certain administrative positions at both PDLA and MEDTOX Laboratories, Inc. in order to eliminate duplicative functions. The Company also determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company recorded charges of $2,449,000 during the year ended December 31, 1996 to cover certain costs of the restructurings, including $907,000 related to certain severance payments (see Note 8 of the Financial Statements). The Company had no such charge during the year ended December 31, 1997.

                  The Company periodically undertakes a review of the value of the goodwill associated with the acquisition of MEDTOX Laboratories, Inc. The purpose of the reviews is to determine if the value of the goodwill, generated as a result of the price paid by the Company for MEDTOX Laboratories, Inc., was in fact supported by the projected future benefit to the Company as measured by generated cash flow.

                  Given the highly competitive nature of the testing marketplace, the industry is undergoing, and MEDTOX Laboratories, Inc. began to experience, a declining average selling price. The Company expects this trend to continue. In addition, the Company expects that alternative testing methods, including on-site testing, are available or may become available in future years that may make the current forms of laboratory testing less competitive. While the Company expects to continue to develop and/or evaluate new testing technologies, the current form of laboratory testing at MEDTOX Laboratories, Inc. could not support the carrying value of the goodwill from the sale of that laboratory to the Company.

                  Utilizing an undiscounted cash flow analysis, the Company determined that the carrying value of the remaining goodwill associated with the MEDTOX Laboratories, Inc. acquisition exceeded the estimated cash flows. Accordingly, the Company recorded a write-off of $6,016,000 at December 31, 1996. The noncash write-off of the goodwill has reduced the future amortization expense of the Company by $317,000 per year. The Company determined that no such write-off was required in 1997.

                  As a result of the above, the net income for the year ended December 31, 1997 was $25,000, compared to the net loss of $12,809,000 for the year ended December 31, 1996.

                  In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company restated its loss for the year ended December 31, 1996 applicable to common stockholders to reflect a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. The dividend resulted in an increase in the previously reported net loss applicable to common stockholders from $12,809,000 to $19,592,000 for the year ended December 31, 1996. The Company had no such charge for the year ended December 31, 1997.

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

                  Laboratory service revenues were $23,541,000 for the year ended December 31, 1996, compared to $4,312,000 for the year ended December 31, 1995. This increase was due to the revenues contributed by the MEDTOX Laboratories, Inc. customer base. The revenues generated by MEDTOX Laboratories, Inc. for the period February 1, 1995 through December 31, 1995 were $18,791,000 providing for pro forma comparable laboratory service revenues for the year ended December 31, 1995 of $23,103,000 as compared to the $23,541,000 of revenues realized from the sales of laboratory services for the year ended December 31, 1996.

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

                    The gross margin from the revenues generated from the laboratory services was 35% for the year ended December 31, 1996 an increase compared to 1995, when the gross margin was 9%. The improvement in the gross margin was primarily due to the operations of MEDTOX Laboratories, Inc. and the consolidation of the laboratory operations of PDLA into the laboratory operations of MEDTOX Laboratories, Inc.

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

                  Selling, general and administration expenses for the year ended December 31, 1996 were $11,725,000, compared to $4,630,000 for the year ended December 31, 1995. Of the $7,095,000 increase, MEDTOX Laboratories, Inc. related expenses totaled $6,568,000. Net of MEDTOX Laboratories, Inc., there was an increase of $527,000 compared to the same period in 1995. This increase is primarily due to $1,161,000 of amortization expense related to goodwill resulting from the MEDTOX Laboratories, Inc. acquisition. In addition, the Company has expensed in excess of $1,000,000 for legal fees during the year ended December 31, 1996. These legal fees are primarily for expenses relating to the Company's inability to issue shares to certain of the Series A Preferred Shareholders.

                  Research and development expenses incurred during the year ended December 31, 1996 were $1,280,000 as compared to $920,000 for the same period in 1995. This increase of $360,000 was primarily the result of $398,000 of research and development expenses from MEDTOX Laboratories, Inc. as well as increases in personnel costs.

                  For the year ended December 31, 1996, the Company incurred interest expense of $469,000, compared to interest expense of $23,000 incurred during the year ended December 31, 1995. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX Laboratories, Inc.

                  In connection with the acquisition of MEDTOX Laboratories, Inc., the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX Laboratories, Inc. as well as to down size certain administrative positions at both PDLA and MEDTOX Laboratories, Inc. in order to eliminate duplicative functions. The Company also determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company has taken charges of $2,449,000 during the year ended December 31, 1996 to cover certain costs of the restructurings, including $907,000 related to certain severance payments (see Note 8 of the Financial Statements). The Company had no such charge during the year ended December 31, 1995.

                  As previously reported, the Company completed a review of the value of the goodwill associated with the acquisition of MEDTOX Laboratories,

Inc. in 1996. The purpose of the review was to determine if the value of the goodwill, generated as a result of the price paid by the Company for MEDTOX Laboratories, Inc., was in fact supported by the projected future benefit to the Company as measured by generated cash flow.

                  Utilizing an undiscounted cash flow analysis, the Company determined that the carrying value of the remaining goodwill associated with the MEDTOX Laboratories, Inc. acquisition exceeded the estimated cash flows. Accordingly, the Company recorded a write-off of $6,016,000 at December 31, 1996. The noncash write-off of the goodwill will reduce the future amortization expense of the Company by $317,000 per year. At December 31, 1995, the Company recorded a write-off of $3,073,000 of the goodwill associated with the acquisition of PDLA.

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

                  Management believes the acquisition of MEDTOX Laboratories, Inc. has and will continue to improve the operating results of the Company. Management expects net sales to grow through both the addition of new accounts, through increased selling efforts, as well as the introduction of new products and services, such as additional on-site tests and additional laboratory tests. The Company will also continue to pursue strategic acquisitions to increase sales.

Material Changes in Financial Condition

                  At December 31, 1997, net accounts receivable were $5,611,000. This $1,058,000 increase as compared to $4,553,000 at December 31, 1996 was primarily due to increased sales of laboratory services in the fourth quarter of 1997 as compared to the same quarter in 1996.

                  Prepaid expenses and other assets were $415,000 at December 31, 1997 as compared to $140,000 at December 31, 1996. The increase of $275,000 is primarily the result of the renewal of annual maintenance contracts, annual licenses and fees, an increase in prepaid supplies, and prepayments made for the purchase of certain laboratory equipment.

                  The balance of equipment and improvements at December 31, 1997 was $11,912,000 as compared to a balance of $10,129,000 at December 31, 1996. The increase of $1,783,000 was the result of purchases of equipment and capital improvements for the laboratory operation to improve efficiencies and reduce operating costs.

                  As of December 31, 1997, accounts payable totaled $3,768,000 compared to $2,387,000 at December 31, 1996. The increase of $1,381,000, or 58%, is primarily the result of increased purchases of kits, forms and other supplies as a result of increased business for the laboratory testing services, as well as certain capital expenditures.

                  Accrued expenses were $1,326,000 at December 31, 1997, as compared to $2,074,000 at December 31, 1996. The decrease of $748,000, or 36%, was the result of payments made during 1997 for expenses accrued at December 31, 1996.

                  At December 31, 1997, the Company had a total balance of leases payable of $407,000 compared to a balance of $26,000 at December 31, 1996. The increase in the balance of the leases payable was the result of the purchase of certain equipment to improve operating efficiencies in the laboratory.

                   At December 31, 1997, the Company had a total balance of restructuring accruals of $786,000 compared to a balance of $1,803,000 at December 31, 1996. The decrease in the balance of the restructuring accruals of $1,017,000, or 56%, was the result of payments made during 1997 and an adjustment of $397,000 in the amount of certain accrued liabilities.

                  At December 31, 1997, the Company had a total loan balance owed to its financial lender of $5,016,000, compared to a total balance of $4,227,000 owed at December 31, 1996. The net increase of $789,000, or 19%, was primarily the result of increased borrowings by the Company from its line of credit to pay certain accrued expenses and restructuring accruals as well as purchases of certain assets to improve operating efficiencies.

Liquidity and Capital Resources

                  Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and more recently debt financing. At December 31, 1997, the Company had cash and cash equivalents of $58,000. The Company is currently marginally profitable and, as such, is relying on a continued positive cash flow from operations and its line of credit to fund its working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree the inventory of the Company. As of December 31, 1997, the Company had total availability of $3,604,000 on the line of credit of which $3,587,000 was borrowed, leaving a net availability of $17,000 as of December 31, 1997.

                  On January 14, 1998, the Company entered into a Credit Security Agreement (the "Norwest Credit Agreement") with Norwest Business Credit ("Norwest"). The Norwest Credit Agreement consists of (i) a term loan of $2,125,000 which matures on January 15, 1999, (ii) a term loan of $700,000 which matures on January 15, 1999, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The Company borrowed $2.0 million of an available $2.8 million under the revolving line of credit. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Norwest Bank Minnesota, N.A. (the "Base Rate"). The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate as does the line of credit. The note for the capital expenditures carries an interest rate equal to 1.25% above the Base Rate. The Company utilized $4.5 million of the proceeds received from Norwest to pay off the outstanding loan balance owed to its former lender.

                  In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1998, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1998. The Company believes that consistent profitable earnings, as well as access to capital, will be the primary basis for funding the operations of the Company for the long term.

                  The Company believes that the acquisition of MEDTOX Laboratories, Inc., the subsequent consolidation of the laboratory operations from PDLA into MEDTOX Laboratories, Inc., and other synergy that has been and will continue to be realized from the acquisition of MEDTOX Laboratories, Inc. will enable the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's products, services, and research and development contracts, as well as (iii) continue to selectively pursue synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will continue to be profitable.

                  The Company has created a Year 2000 Committee comprised of management and technical personnel to assess the potential impact of the year
2000 on the processing of date-sensitive information by the Company's computerized systems and on product purchases and product sales by the Company. The Committee's assessment is expected to be complete and an action plan put in place by mid-1998. While there can be no assurance that all problems arising from the year 2000 will be identified and resolved satisfactorily prior to 2000, the Company currently believes that the year 2000 problem will not create significant operational problems for the Company or have a material effect on the Company's financial condition, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Reference is made to the financial statements, financial statement schedule and notes thereto included later in this report under Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  None.


                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS.

                                                                    Initial
Name                     Age  Position with the Company          Effective Date

Harry G. McCoy           46   Chairman of the Board of Directors,         1996
                              President and Director
Richard J. Braun         53   Chief Executive Officer and Director        1996
Peter J. Heath           39   Secretary, Vice President Finance,          1991
                              Chief Financial Officer
Samuel C. Powell, Ph.D.  45   Director                                    1987
Louis Perlman            64   Director                                    1996
James W. Hansen          42   Director                                    1996
Miles E. Efron           71   Director                                    1997

     Harry G. McCoy, Pharm.D., was elected Chairman of the Board of Directors and President in July 1996 and has served as a Director since January, 1996. Dr. McCoy founded MEDTOX in 1984, and served as both Clinical Director and member of the MEDTOX Board of Directors until its acquisition by the Company in January, 1996. Dr. McCoy continued as President of MEDTOX following its acquisition by the Company. Dr. McCoy also has academic appointments with the University of Minnesota and the University of North Dakota, and is Chairman and CEO of the Nova Jazz Corporation, a Minnesota non-profit company.

         Richard J. Braun was named as a Director and elected as Chief Executive Officer in July, 1996. From 1994 until joining the Company, Mr. Braun acted as a private investor and provided management consulting services to the health care and technology industries. From 1992 until 1994, Mr. Braun served as Chief Operating Officer and as a Director of EBP, Inc., a NYSE company engaged in managed care. From 1989 through 1991, Mr. Braun served as Executive Vice President, Chief Operating Officer and Director of Reich and Tang L.P., a NYSE investment advisory and broker dealer firm. Mr. Braun currently is a Director of Endstar, Inc., a public company with investments in health care, and computer connectivity, and networking.

     Peter J. Heath was appointed Vice President - Finance and Chief Financial Officer on April 29, 1991. Mr. Heath was appointed Secretary and Chief Accounting Officer effective October 31, 1990. Mr. Heath has held the position of Controller of the Company since July, 1986. Mr. Heath was employed as Controller and Office Manager of Granite from January, 1984 until its acquisition by the Company in June 1986.

         Samuel C. Powell, Ph.D., served as Chairman of the Board of Directors from November 1987 to June 1994 and has served as a Director of the Company since September, 1986. Dr. Powell served as Chairman of the Board and Chief Executive Officer of Granite Technological Enterprises, from January, 1984 until its acquisition by the Company in June 1986. Since 1987, he has been President of Powell Enterprises, Burlington, North Carolina, offering financial and management services to a variety of businesses and real estate ventures. Additionally, Dr. Powell has been involved in local politics since 1985 as Councilman for the City of Burlington, N.C. Dr. Powell has also been appointed to serve on the North Carolina Board of Science and Technology from 1989 to 1995, and as a Board Member and Chairman of the N.C. State Alcoholism Research Authority.

     Louis Perlman was named as a Director in July, 1996. Since 1987, Mr. Perlman has served as a director of Alliance National, Inc., an executive office suite company. Mr. Perlman is also the President of Amsterdam Industries, a company which markets women's apparel, a position he has held since 1973. Since 1980, Mr. Perlman has been Executive Vice President and Director of House of Ronnie, a manufacturer of women's and children's apparel.

         James W. Hansen was named as a Director in September, 1996. Mr. Hansen has, since November, 1996, been Chairman, CEO and Treasurer of Videolabs, Inc., a NASDAQ traded, technology company and is CEO of Prevention First, a development stage medical services provider. From 1986 to 1992, Mr. Hansen was Senior Vice President and General Manager of the Pension Division of Washington Square Capital, a Reliastar company which is a NYSE traded financial services company. Since 1992, Mr. Hansen has served as an Investor, Director, President or Vice President of several private companies in medical services and technology. He also serves as a Director of UBIQ, Inc., Videolabs, Inc. and Prevention First and has taught in the MBA program at the University of St. Thomas since 1984.

     Miles E. Efron was named as a Director in January, 1997. From 1988 to 1993, Mr. Efron served as Chief Executive Officer of North Star Universal, a holding company with interests in health care, food products and computer connectivity and networking. Since 1993, Mr. Efron has served as Chairman of North Star Universal. Mr. Efron currently serves on the Board of Directors of several companies, none of which are related to the Company.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table and the narrative text discuss the compensation paid during 1997 and the two prior fiscal years to the Company's President and Chief Executive Officer and to the other executive officers whose annual salary and bonuses exceeded $100,000 during 1997.


                                            Summary Compensation Table
                                                                       Long Term Compensation
                                            -----------------------------------------------------------------------
                            Annual Compensation                            Awards             Payouts

                                                        Other
                                                        Annual        Restricted  Options/  LTIP      All Other
  Name and Principal                                    Compen-       Stock       SAR's    Payouts    Compen-
     Position          Year      Salary      Bonus      sation(1)     Awards (2)  (#)        (2)      sation


Harry G. McCoy          1997      $199,489      --          --         --         --        --          --
Chairman of the Board   1996      $166,648      --          --         --         --        --          --
and President (3)       1995         --         --          --         --         --        --          --

Richard J. Braun        1997      $193,479      --          --         --         --        --      $3,195(5)
Chief Executive         1996      $ 72,696      --          --         --         --        --          --
Officer(4)              1995         --         --          --         --         --        --          --

Peter J. Heath          1997      $119,235      --          --         --         --        --      $3,000
Vice President of       1996      $113,677   $30,000        --         --       75,000      --      $1,400
Finance                 1995      $101,541      --          --         --       17,660      --          --
and Chief Financial
Officer

Michael A. Terretti     1997      $ 44,013      --          --         --      154,794      --     $94,667
Vice President of       1996      $144,354   $25,000        --         --       50,000      --      $4,200
Sales and Marketing (6) 1995      $132,952      --          --         --        3,910      --          --



(1) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

(2)      Not applicable.  No compensation of this type received.

(3)      Dr. McCoy was appointed Chairman of the Board and President on July 3,
         1996.

(4)      Mr. Braun was appointed Chief Executive Officer on July 25, 1996.

(5) Includes $3,195 of premiums paid for by the Company for a disability insurance policy on Mr. Braun.

(6) Mr. Terretti resigned as a Vice President of Sales and Marketing on April 30, 1997. As part of Mr. Terretti's separation agreement, he is to receive $142,000 payable over twelve months. During 1997, Mr. Terretti received $94,667 pursuant to the separation agreement.

Stock Options Granted During Fiscal Year

         The following table sets forth information about the stock options granted to the named executive officers of the Company during 1997.



                                    Option Grants In Last Fiscal Year
                                                                      Potential Realized
                                                                      Value at Assumed
                                                                      Annual Rates of
                                                                      Stock Price
                                                                      Appreciation for
                    Individual Grants                                 Option Term
                           % of Total
                           Options
                Number     Granted to
                   of      Employees        Exercise
                Options    in Fiscal        Price      Expiration       5% ($)           10% ($)
Name            Granted(3) Year(1)          ($/Sh)     Date              (2)             (2)
--------------------------------------------------------------------------------------------------------

Michael A.
Terretti        154,794    100%            .4375       04/30/07          42,588         107,931



(1) In connection with Mr. Terretti's resignation as Vice President of Sales and Marketing, Mr. Terretti received options to purchase 154,794 shares of common stock. 54,794 of the options are exercisable at 12/31/97. The remaining 100,000 options are not exercisable until April 30, 1999 subject to certain terms and conditions of Mr. Terretti's separation agreement. No other stock options to employees were granted during the year ended December 31, 1997. 230,000 options to acquire common stock were granted to the non-employee directors of the Company during 1997. No stock appreciation rights were granted to the named executive officers during 1997.

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

Stock Options Exercised During Fiscal Year and Year-End Values of Unexercised Options

         The following table sets forth information about the stock options held by the named executive officers of the Company at December 31, 1997.


                  Number of
                  Shares                             Number of Unexercised      Value of Unexercised In-the
                  Acquired          Value            Options at FY-End          Money Options at FY-End
Name              on Exercise       Realized         Exercisable/Unexercisable  Exercisable/Unexercisable (1)


Harry G. McCoy        -               -                    -   /   -              $0/$0
Richard J. Braun      -               -                   -   /   -               $0/$0
Peter J. Heath        -               -                155,581/4,144              $0/$0
Michael A Terretti    -               -                54,794/100,000             $0/$0



 (1) The closing price of the Common Stock of the Company at December 31, 1997 was $.3125 per share.

Long-Term Incentive Plans and Pension Plans

         The Company does not contribute to any Long-Term Incentive Plan or Pension Plan for its executive officers as those terms are defined in the rules of the Securities and Exchange Commission. The Company relies on its stock option plans to provide long-term incentives for executive officers. The Company has three stock option plans, a 1983 Stock Option Plan for employees which expired on June 23, 1993, the Equity Compensation Plan which was adopted by the shareholders of the annual meeting in 1993 to replace the 1983 Incentive Stock Option Plan, and a 1991 Non-Employee Director's Plan for members of the Board of Directors who are not employees of the Company.

Compensation of Directors

         All directors who are not employees of the Company receive $500 per month for their service as a director. All directors are also reimbursed for expenses incurred in attending board of directors' meetings and participating in other activities. In addition, each non-employee director receives incentive stock options to purchase 15,000 shares of common stock at each annual anniversary date of their election to the board of directors. In 1997, each non-employee director also received incentive stock options to purchase 50,000 shares of common stock.

Employment Contracts

         Harry G. McCoy, Chairman of the Board of Directors and President of the Company, has an employment agreement with the Company covering the period ending December 31, 1999, which by its term is extended thereafter in one-year increments unless Dr. McCoy provides written notice of termination to the Company at least sixty (60) days prior to the date of termination. The agreement may also be terminated by mutual consent or due to death or for "cause," or as described below. The employment agreement provides for an annual salary of at least $199,650 and certain fringe benefits. If Dr. McCoy's employment is terminated by the Company other than for cause, or if Dr. McCoy chooses to terminate the agreement voluntarily, following (i) a change in control; (ii) any relocation to which Dr. McCoy has not agreed to of greater than fifty (50) miles; or (iii) any material reduction in the level of Dr. McCoy's responsibility, position, authorities or duties; or (iv) the Company breaches any of its obligations under the Agreement, Dr. McCoy will be entitled to a Severance Award. The Severance Award consists of Dr. McCoy's base salary, health insurance and bonus plan payments for the greater of twelve (12) months or the then remaining term of employment under the Agreement.

         The employment agreement contains a Covenant Not to Compete whereby for a period of twelve (12) months after the termination of employment with the Company, Dr. McCoy agrees that he will not, directly or indirectly, either (a) have any interest in (b) enter the employment of, (c) act as agent, broker, or distributor for or advisor or consultant to, or (d) provide information useful in conducting the business of the Company to solicit customers or employees on behalf of the Company to any person, firm, corporation or business entity which is engaged, or which Dr. McCoy reasonably knows is undertaking to become engaged, in the United States in the business of the Company.

         Richard J. Braun, Chief Executive Officer, has the same employment agreement with the Company as Dr. McCoy.

         Peter J. Heath, Vice President-Finance, Chief Financial Officer and Secretary of the Company, has a severance agreement with the Company covering the period ending December 31, 1998, which by its term is extended thereafter in one-year increments unless either the Company or Mr. Heath provides written notice to the other party at least six (6) months prior to the end of the original term or each renewal period or unless the agreement is otherwise terminated due to death, permanent disability, or for "cause." The employment agreement provides for an annual salary of at least $120,000 and certain fringe benefits. If Mr. Heath's employment with the Company terminates during the term of the agreement involuntarily, other than an involuntary termination on account of misconduct, he will be entitled to a Severance Award. The Severance Award consists of payment of an amount equal to Mr. Heath's then current annual salary plus certain health benefits over the course of the twelve (12) month period following Mr. Heath's termination.

         Seven other key employees of the Company have severance agreements similar to Mr. Heath's agreement.

Compensation Committee and Decision Making

         The compensation of executive officers of the Company for 1996 was determined by the Compensation Committee which is currently comprised of James

W. Hansen, Miles E. Efron, and Samuel C. Powell. Stock options are awarded under the Company's Equity Compensation Plan and Non-Employee Director Plan by the Compensation Committee. All non-employee directors were eligible to receive stock options under the Company's 1991 Non-Employee Director Plan, which is a formula plan in accordance with the requirements of Rule 16b-3 under the Securities Act of 1934, as amended.

Report of the Compensation Committee on Executive Compensation

In General

         The Committee has three primary goals for executive compensation at the Company.

      Retaining good performers,

      Rewarding executives appropriately for performance, and

      Aligning executives' interests with those of stockholders.

         Currently, executive pay consists of three elements that are designed to meet those objectives:

      Base salary is paid based primarily on job responsibilities and industry job comparison. The Committee believes that base salaries at approximately industry averages are essential to retaining good performers.

      Stock options, which allow executives to benefit when the market price of the Company's stock increases.

      Bonuses to be paid upon the attainment of certain financial objectives and individual circumstances when warranted.

Following is additional information regarding each of the above elements.

Base Salary

         Base salary increases for executive officers have been modest and consistent with job performance and increases in responsibility.

Bonus

         There were no bonuses paid to the executive officers during 1997.

Stock Options

         There were no stock options issued to the executive officers during 1997, with the exception of the 154,794 options that were granted to Mr. Terretti as part of his separation agreement.

Summary

         Currently, the Company's executive compensation program rewards the following elements of performance.

      Individual performance is rewarded through continued employment with the Company.

      Stock price performance is rewarded through increases in the value of stock options.

      Financial performance of the Company is rewarded through payments of bonuses upon the attainment of certain financial goals

         The Committee believes that the current program has been effective in rewarding executives appropriately for performance, retaining good performers, and aligning executives' interests with those of stockholders. While the Committee is satisfied with the current compensation system, it reserves the right to make changes to the program as are necessary to continue to meet its stated goals in future years.

         Benefits also are offered to officers that are not based on performance. Such benefits provide a safety net of protection in the event of illness, disability, death, retirement, etc. Such a safety net is provided to all full time employees of the Company.

Chief Executive Officer Pay

         Amounts earned during 1997 by the Chief Executive Officer, Richard J. Braun, are shown in the Summary Compensation Table. Achievements by the Company which were deemed material to the Chief Executive Officer's compensation include the attainment of profitability for 1997 for the first time in the Company's history. For the year ended December 31, 1997, the Compensation Committee used, in its deliberations on executive compensation, these criteria and other accomplishments.

   Submitted by the Compensation Committee of the Company's Board of Directors

                                      James W. Hansen
                                       Miles E. Efron
                                      Samuel C. Powell

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information available to the Company as of March 23, 1998 regarding the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than Five Percent (5%) of the outstanding Common Stock, (ii) each of the Directors, (iii) the Chief Executive Officer and all executive officers whose compensation was $100,000 or greater during 1997, and (iv) all executive officers and Directors of the Company as a group:


                                     Number of Shares         Percent of Common
Name                                 Beneficially Owned       Stock Outstanding

Executive Officers and Directors:

Harry G. McCoy, Pharm. D.
 Chairman and President                  3,626,967 (1)                6.25%
Richard J. Braun
 Chief Executive Officer and Director      520,000 (2)                    *
Samuel C. Powell, Ph.D., Director        1,113,034 (3)                1.93%
Louis Perlman, Director                  1,073,055 (4)                1.86%
James W. Hansen, Director                   77,778 (5)                    *
Miles E. Efron, Director                    72,222 (6)                    *
Peter J. Heath
 Vice President-Finance, CFO and
 Secretary                                 263,993 (7)                    *
Michael A. Terretti
 Vice President of Sales and Marketing      54,794 (8)                    *
All Directors and Executive Officers
As a Group (8 in number)                 6,801,843 (9)              11.53 %
----------

*        Less than one percent (1%)

(1) Includes 460,000 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(2) Includes 460,000 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(3) Includes 61,389 shares of Common Stock issuable under stock options and 32,679 shares of Common Stock issuable under Common Stock Purchase Warrants which are or will become exercisable within the next 60 days.

(4) Includes 43,055 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(5) Includes 27,778 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(6) Includes 22,222 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(7) Includes 247,802 shares of Common Stock issuable under options which are or will become exercisable within the next 60 days.

(8) Includes 54,794 shares of Common Stock issuable under options which are or will become exercisable within the next 60 days.

(9) Includes 1,409,719 shares of Common Stock issuable under options or warrants which are or will become exercisable within the next 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease Agreement with Dr. Samuel C. Powell

         In July 1986, the Company executed a lease agreement with Dr. Powell providing for a lease to the Company of approximately 16,743 square feet of space at 1238 Anthony Road, Burlington, North Carolina. Since 1986, the Company has expanded the space rented under the lease to approximately 33,000 square feet. Upon the expiration of the original lease, the Company entered into a new lease with Dr. Powell for the same space and at the same base rental rate for a term of one year ending on May 31, 1990. Effective June 1, 1990, the Company has been leasing the space on a month-to-month basis. The Company is currently leasing space at a rate of approximately $10,000 per month. The Company intends to negotiate a new lease with Dr. Powell in the near future. The Company holds certain rights of first refusal to lease additional space in the building if it becomes available (the building contains a total of 42,900 square feet). The total rent paid by the Company to Dr. Powell during the fiscal year ended December 31, 1996 was approximately $122,000. The Company believes the rent amount paid to Dr. Powell is consistent with market rates.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, REPORTS ON FORM 8-K.


a.       (i)      Financial Statements                                    Page

                  Report of Independent Auditors...................         43

                  Consolidated Balance Sheets at December
                    31, 1997 and 1996...............................        44
                  Consolidated Statements of Operations
                    for the years ended December 31,
                    1997, 1996 and 1995.............................        46
                  Consolidated Statements of Stockholders'
                    Equity for the years
                    ended December 31, 1997,
                    1996 and 1995...................................        47
                  Consolidated Statements of Cash
                    Flows for the years ended
                    December 31, 1997, 1996 and 1995...........             48
                  Notes to Consolidated Financial
                    Statements......................................        50

         (ii)     Consolidated Financial Statement Schedule

                  Schedule II - Valuation and
                    Qualifying Accounts .............................       67


All other financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

         (iii)    Exhibits

     3.1 Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Registrant's Report on Form 10-Q for the quarter ended December 31, 1986).

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

     10.15 Form of Stock Purchase Agreement dated as of September 3, 1992 between the Registrant and Purchasers of EDITEK's common stock in a private placement on September 3, 1992. (Incorporated by reference in Exhibit 10.46 filed with the Registrant's Form 10-K for the fiscal year ended December 31,
1992).

     10.16 Agreement and Plan of Merger between the Registrant, PDLA Acquisition Corporation, and Princeton Diagnostic Laboratories of America, Inc. dated October 12, 1993. (Incorporated by reference to Exhibit (a) filed with the Registrant's Form 10-Q for the quarter ended December 31, 1993.)

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

     10.25 Amendment Agreement dated as of January 30, 1996 among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.26 Loan and Security Agreement (together with the Exhibits and Schedules thereto) by and between the Registrant, Psychiatric Diagnostic Laboratories of America, Inc., diAGnostix, Inc. and Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

     10.27 Term Note A executed by the Registrant, Psychiatric Diagnostic Laboratories of America, Inc. and diAGnostix, Inc. in favor of Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.5 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

     10.28 Term Note B executed by the Registrant, Psychiatric Diagnostic Laboratories of America, Inc. and diAGnostix, Inc. in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.6 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

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

     10.38 Agreement regarding rights to "MEDTOX Laboratories, Inc." name dated as of January 30, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.38 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

     10.39 Warrant Agreement dated as of December 18, 1995 between Samuel C. Powell and the Registrant. (Incorporated by reference to Exhibit 10.39 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)

     10.40 Termination and Settlement Agreement dated as of July 3, 1996 between the Registrant and James D. Skinner. (incorporated by reference to Exhibit 10.40 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.41 Agreement dated as of March 17, 1997 between the Registrant and Harry
G. McCoy whereby Dr. McCoy assigns his rights to the name "MEDTOX Laboratories, Inc." to the Registrant. (incorporated by reference to Exhibit 10.41 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31,
1996).

     24.1   Consent of Ernst & Young LLP

    10.42 Employment Agreement dated January 1, 1997 between the Registrant and Harry G. McCoy.

    10.43 Employment Agreement dated January 1, 1997 between the Registrant and Richard J. Braun.

b.       Reports on Form 8-K

         There was no report on Form 8-K filed for the three months ended December 31, 1997.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             MEDTOX SCIENTIFIC, INC.
                               Report on Form 10-K
                        for year ended December 31, 1997

                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K


EXHIBIT #           DESCRIPTION OF EXHIBIT


24.1                Consent of Ernst & Young LLP

10.42 Employment Agreement dated January 1, 1997 between the Registrant and Harry G. McCoy.

10.43 Employment Agreement dated January 1, 1997 between the Registrant and Richard J. Braun.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1998.

                                              MEDTOX Scientific, Inc.
                                              Registrant

                                              By:/s/ Harry G. McCoy, Pharm.D.
                                              Harry G. McCoy, Pharm.D.
                                              President and
                                              Chairman of the Board

                  Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            Signature                  Title                          Date

/s/ Harry G. McCoy, Pharm.D.        President,                   March 30, 1998
Harry G. McCoy                      and Chairman of the Board

/s/ Richard J. Braun                Chief Executive Officer      March 30, 1998
Richard J. Braun                    Director

/s/ Peter J. Heath                  Vice President of            March 30, 1998
Peter J. Heath                      Finance and Chief
                                    Financial Officer

/s/ Samuel C. Powell                Director                     March 30, 1998
Samuel C. Powell, Ph.D.

/s/ Louis Perlman                   Director                     March 30, 1998
Louis Perlman

/s/ James W. Hansen                 Director                     March 30, 1998
James W. Hansen

/s/ Miles E. Efron                  Director                    March  30, 1998
Miles E. Efron

Report of Independent Auditors

The Board of Directors
MEDTOX Scientific, Inc. (formerly EDITEK, Inc.)

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. (formerly EDITEK, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEDTOX Scientific, Inc. (formerly "EDITEK, Inc.") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/ Ernst & Young




Minneapolis, Minnesota
February 6, 1998

                             MEDTOX Scientific, Inc.

                           Consolidated Balance Sheets

                   (In thousands, except for number of shares)


                                                           December 31
                                                      1997              1996
                                                  -----------------------------

Assets
Current assets:

   Cash and cash equivalents                       $       58      $        82
   Accounts receivable:
     Trade, less allowance for doubtful accounts
       (1997--$514; 1996-- $358)                        5,443            4,476
     Other                                                110               77
                                                 ------------------------------
                                                        5,553            4,553

   Inventories:
     Raw materials                                        414              488
     Work in process                                      134              146
     Finished goods                                       594              656
                                                --------------------------------
                                                        1,142            1,290

   Prepaid expenses and other                             415              140
                                                --------------------------------

Total current assets                                    7,168            6,065

Equipment and improvements:
   Furniture and equipment                             10,669            9,200
   Leasehold improvements                               1,243              929
                                               ---------------------------------
                                                       11,912           10,129
   Less accumulated depreciation and amortization      (8,946)          (7,951)
                                               ---------------------------------
                                                        2,966            2,178


Goodwill, net of accumulated amortization of $2,273
  in 1997 and $1,184 in 1996 (Notes 2 and 3)           14,747           15,836
                                               ---------------------------------
Total assets                                          $24,881        $  24,079
                                               =================================





                                                                                   December 31
                                                                             1997              1996
                                                                       ------------------------------------
Liabilities and stockholders' equity
 Current liabilities:
   Line of credit (Note 4)                                                   $  3,572         $  1,437
   Accounts payable                                                             3,768            2,387
   Accrued expenses                                                             1,326            2,074
   Current portion of restructuring accrual                                       521              899
   Current portion of long-term debt (Note 4)                                   1,444            2,790
   Other current liabilities                                                      119               40
                                                                       ------------------------------------
Total current liabilities                                                      10,750            9,627

Long-term portion of restructuring accrual                                        265              904
Long-term portion of capital leases                                               295                -

Stockholders' equity (Notes 5 and 6): Preferred Stock, $1.00 par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares - 4 in 1997
       and 238 in 1996                                                              -                -
   Common Stock, $.15 par value:
     Authorized shares - 60,000,000
     Issued and outstanding shares - 56,828,173 in 1997
       and 25,555,796 in 1996                                                   8,525            3,834
   Additional paid-in capital                                                  51,673           56,366
   Accumulated deficit                                                        (46,451)         (46,476)
                                                                      ------------------------------------
                                                                               13,747           13,724
Treasury stock                                                                   (176)            (176)
                                                                       ------------------------------------
Total stockholders' equity                                                     13,571           13,548
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                    $24,881          $24,079
                                                                       ====================================

See accompanying notes

                                         MEDTOX Scientific, Inc.

                                  Consolidated Statements of Operations



                                                                    Year ended December 31
                                                            1997             1996              1995
                                                     ------------------------------------------------------
                                                                (In thousands, except share and
                                                                        per share data)
Revenues:
   Laboratory service revenues                                $25,899        $ 23,541        $  4,312
   Product sales                                                2,695           2,957           2,725
   Royalties and fees                                               -              90             300
   Interest and other income                                        6             138             189
                                                     ------------------------------------------------------
                                                               28,600          26,726           7,526

Costs and expenses:
   Cost of services                                            16,191          15,344           3,925
   Cost of sales                                                1,697           2,151           2,240
   Selling, general and administrative                          9,113          11,725           4,630
   Research and development                                       965           1,280             920
   Interest and financing costs                                   609             469              23
   Restructuring costs (Note 8)                                     -           2,449               -
   Goodwill write-off (Note 3)                                      -           6,117           3,073
                                                     ------------------------------------------------------
                                                               28,575          39,535          14,811
                                                     ------------------------------------------------------
Net income (loss)                                                  25         (12,809)         (7,285)
Less preferred stock deemed dividend                                -          (6,783)              -
                                                     ------------------------------------------------------
Net income (loss) applicable to common stockholders
                                                           $       25        $(19,592)        $(7,285)
                                                     ======================================================

Income (loss) per share applicable
   to common stockholders - basic
   and diluted                                                  $ -           $(.59)          $(.77)
                                                     ======================================================

Weighted average number of shares of common stock
   outstanding                                             51,339,326        33,455,867       9,445,707
                                                     ======================================================


See accompanying notes.

                                                   MEDTOX Scientific, Inc.
                                Consolidated Statements of Stockholders' Equity

                                                                                                         Note
                                                                                Additional             Receivable
                                         Preferred Stock    Common Stock        Paid-In   Accumulated    from      Treasury
                                       Shares   Par Value  Shares   Par Value   Capital   Deficit      Stockholder  Stock   Total
                                         -------------------------------------------------------------------------------------------
                                                                  (In thousands, except for number of shares)

Balances at December 31, 1994              -     $-       8,075,339   $1,211    $30,132  $(26,382)     $(100)    $   (5)   $ 4,856
   Exercise of stock options and           -      -         156,347       23        170         -          -          -        193
     warrants
   Stock issued for Bioman acquisition     -      -          21,489        3         58         -          -          -         61
   Sale of common stock                    -      -          12,037        2         25         -          -          -         27
   Stock issued for conversion of debt     -      -          16,100        3         59         -          -          -         62
   Purchase of treasury stock              -      -               -        -          -         -          -        (71)       (71)
   Private placement of common stock       -      -       2,158,463      324      3,529         -          -          -      3,853
   Net loss                                -      -               -        -          -    (7,285)         -          -     (7,285)
                                       ---------------------------------------------------------------------------------------------
Balances at December 31, 1995              -      -      10,439,775    1,566     33,973   (33,667)      (100)       (76)     1,696
   Exercise of stock options and           -      -         100,422       15         31         -          -          -         46
     warrants
   Stock issued for MEDTOX acquisition     -      -       2,517,306      378      4,447         -          -          -      4,825
   Sale of preferred stock               407      -               -        -     19,126         -          -          -     19,126
   Cancellation of note receivable from
     officer in exchange for common
     stock                                 -      -               -        -          -         -        100       (100)         -
   Sale of common stock                    -      -          76,483       12         52         -          -          -         64
   Conversion of preferred stock to
     common stock                       (169)     -      12,186,515    1,828     (1,828)        -          -          -          -
   Private placement of common stock       -      -         235,295       35        565         -          -          -        600
   Net loss                                -      -               -        -          -   (12,809)         -          -    (12,809)
                                      ---------------------------------------------------------------------------------------------
Balances at December 31, 1996            238      -      25,555,796    3,834     56,366   (46,476)         -       (176)    13,548
   Stock issued for MEDTOX acquisition     -      -       8,345,837    1,252     (1,252)        -          -          -          -
   Sale of common stock                    -      -         210,485       32         43         -          -          -         75
   Conversion of preferred stock to
     common stock                       (234)     -      22,716,055    3,407     (3,484)        -          -          -        (77)
   Net income                                     -                                            25          -          -         25
                                       ---------------------------------------------------------------------------------------------
Balances at December 31, 1997              4     $-      56,828,173   $8,525    $51,673  $(46,451)     $   -      $(176)   $13,571

                                 =============================================================================================

See accompanying notes

                                                  MEDTOX Scientific, Inc.

                                        Consolidated Statements of Cash Flows



                                                                           Year ended December 31
                                                                       1997         1996         1995
                                                                  -----------------------------------------
                                                                               (In Thousands)
Operating activities
Net income (loss)                                                  $      25      $(12,809)     $(7,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                     2,083         2,265          644
     Goodwill write-off                                                    -         6,117        3,073
     PDLA write-off                                                        -           284            -
     Provision for losses on accounts receivable                         156           128          (54)
     Provision for obsolete inventory                                    (84)           97          (13)
     Gain on sale or retirement of equipment                               -           (42)           -
     Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                            (1,156)         (749)         (22)
       Inventories                                                       232           (87)         (58)
       Prepaid expenses and other                                       (275)          365         (589)
       Accounts payable, accrued expenses and other                      627         1,025          430
       Deferred revenues                                                   -           (97)           3
       Restructuring accruals                                         (1,017)        1,072            -
                                                                  -----------------------------------------
Net cash provided by (used in) operating activities                      591        (2,431)      (3,871)

Investing activities
Purchase of equipment and improvements                                (1,315)       (1,118)        (177)
Proceeds from sale of equipment                                            -            45            -
Acquisitions, net of cash acquired                                         -       (19,630)         (37)
                                                                  -----------------------------------------
Net cash used in investing activities                                 (1,315)      (20,703)        (214)

Financing activities
Net proceeds from sale of preferred stock                                  -        19,126            -
Net proceeds from sale of common stock                                    (2)          710        4,073
Purchase of treasury stock                                                 -             -          (71)
Net proceeds from line of credit, term loans and notes payable         2,135         5,437          119
Principal payments on capital leases                                     (87)            -            -
Principal payments on line of credit, term loans and notes payable    (1,346)       (2,315)        (883)
                                                                  -----------------------------------------
Net cash provided by financing activities                                700        22,958        3,238
                                                                  -----------------------------------------
Decrease in cash and cash equivalents                                    (24)         (176)        (847)
Cash and cash equivalents at beginning of year                            82           258        1,105
                                                                  -----------------------------------------
Cash and cash equivalents at end of year                           $      58    $       82     $    258
                                                                  =========================================


                             MEDTOX Scientific, Inc.

Supplemental Noncash Activities

During  1997,  the  Company  entered  into  capital  lease  agreements  totaling
$468,000.

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

See accompanying notes.

                             MEDTOX Scientific, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1. Summary of Significant Accounting Policies

The Company

In May, 1997, the Company changed its corporate name form Editek, Inc. to MEDTOX Scientific, Inc. ("MEDTOX"). The consolidated financial statements include the accounts of MEDTOX and its wholly-owned subsidiaries, MEDTOX Laboratories, Inc. ("MEDTOX Laboratories") and MEDTOX Diagnostics, Inc. ("MEDTOX Diagnostics") (collectively referred to as "the Company"). MEDTOX Laboratories provides clinical testing services for the detection of substances of abuse and other toxins in biological fluids and tissues. MEDTOX Diagnostics is engaged in the research, development and sale of products based upon enzyme immunoassay technology for the detection of antibiotic residues, mycotoxins, drugs of abuse and other hazardous substances as well as distribution of agridiagnostic and food safety testing products. All significant intercompany transactions and balances have been eliminated.

Trade Accounts Receivable

Sales are made to local, national and international customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies and healthcare facilities. Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and services. The Company extends credit based on an evaluation of the customer's financial condition, and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. At December 31, 1997 and 1996, the inventory included reserves of $25,000 and $109,000, respectively, for lower of cost or market and for obsolescence.

                             MEDTOX Scientific, Inc.

1. Summary of Significant Accounting Policies (continued)

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

Income (Loss) Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes

                             MEDTOX Scientific, Inc.

1. Summary of Significant Accounting Policies (continued)

any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

Income (loss) per share of common stock amounts are based on the weighted average number of shares of common stock outstanding, as well as shares of common stock that would have been issued and outstanding in certain transactions had the Company had the necessary number of authorized shares of common stock. All other common stock equivalents, including convertible debt disclosed in Note 4, were anti-dilutive and therefore were not included in the computation of income (loss) per share, for all periods presented.

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

                             MEDTOX Scientific, Inc.

1. Summary of Significant Accounting Policies (continued)

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

2. Acquisitions

In January 1996, the Company acquired MEDTOX Laboratories, a toxicology laboratory located in St. Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 2,517,306 shares of common stock. The acquisition was accounted for under the purchase method of accounting under which the Company recorded approximately $22 million of goodwill. The goodwill is being amortized over a period of 20 years (see Note 3).

The Company financed the acquisition by issuing $19 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. In connection with the acquisition, the Company entered into a revolving line of credit of up to $7 million for working capital purposes.

The following unaudited pro forma information presents the combined results of operations of the Company and MEDTOX Laboratories for the years ended December 31, 1996 and 1995, as if the acquisition had been consummated as of January 1, 1995.

                                                        1996       1995
                                                      -------------------

Revenues                                              $ 27,926    $27,745
                                                      ===================

Net loss applicable to common stockholders            $(19,736)   $(4,459)
                                                      =====================

Net loss per share applicable to common stockholders  $  (.59)    $ (.37)
                                                      =====================

                             MEDTOX Scientific, Inc.

2. Acquisitions (continued)

On June 1, 1995, the Company acquired Bioman Products, Inc. ("Bioman"), an environmental diagnostics company. The purchase price was $140,000, which included cash and the issuance of 21,489 shares of common stock. The acquisition was accounted for under the purchase method of accounting under which the Company recorded $117,000 of goodwill, which was being amortized over a period of 20 years. The consolidated results of operations for the year ended December 31, 1995 included the results of the Bioman operations from June 1, 1995 to December 31, 1995. In September 1996, the Company sold the Bioman operations to a company headed by former employees of the Company and Bioman.

The Company acquired Princeton Diagnostics Laboratories of America, Inc. (PDLA) on February 11, 1994 by issuing 826,790 shares of its common stock in exchange for all of the outstanding shares of PDLA's stock. The total value of the exchange was $3,876,000. The acquisition was accounted for under the purchase method of accounting and the Company recorded goodwill of $3,394,000 (see Note
3).

3. Goodwill Write-Off

In 1996, the Company reviewed the value of the goodwill associated with the acquisition of MEDTOX Laboratories. The purpose of the review was to determine if the value of the goodwill, generated as a result of the price paid by the Company for MEDTOX Laboratories, was in fact supported by the projected future benefit to the Company as measured by generated cash flows.

Given the highly-competitive nature of the testing marketplace, the industry and MEDTOX Laboratories had begun to experience a declining average selling price. In addition the Company believed that alternative testing methods, including on-site testing, are available or may become available in future years that may make the then existing forms of laboratory testing less competitive. While the Company expected to continue to develop and or evaluate new testing technologies, the then existing form of laboratory testing at MEDTOX Laboratories was unable to support the carrying value of the goodwill generated from the sale of that laboratory to the Company.

                             MEDTOX Scientific, Inc.

3. Goodwill Write-Off (continued)

Utilizing an undiscounted cash flow analysis, the Company concluded that the carrying value of the remaining goodwill associated with the MEDTOX Laboratories acquisition exceeded the estimated future cash flows. Accordingly, the Company recorded a write-off of $6,016,000 in December 1996.

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

4. Debt

On August 15, 1989, the Company entered into a long-term loan agreement with a state funded, non-profit organization whereby the Company borrowed an aggregate of $125,000 to fund the development cost of a test for chlamydia, a sexually transmitted disease. The loan originally had an interest rate of seven and one-half percent (7.5%) per annum with all principal and interest due on August 15, 1994. The Company amended the loan agreement on the due date and issued 16,100 shares of common stock during 1995 as repayment for $62,000 of the loan. In 1996, the remaining principal, $63,000, was repaid.

On December 18, 1995, the Company borrowed $100,000 from a director at an interest rate of 10.5%. The Company repaid the principal and interest in February 1996.

                             MEDTOX Scientific, Inc.

4. Debt (continued)

On January 30, 1996, the Company entered into a loan agreement with a financial institution to help finance the acquisition of MEDTOX Laboratories. The debt financing consisted of two eighteen-month term loans of $2,000,000 each and a revolving line of credit. The two term loans and the revolving line of credit were secured by a lien on all equipment, inventory and receivables and, depending on the amount of such inventory, or receivables, up to $7,000,000 was available for borrowing under the revolving line of credit.

As of July 1, 1997, the Company had repaid the total amount of the first term loan and as of December 31, 1997, the balance of the remaining term loan was $1,444,000. At December 31, 1997, $3,572,000 had been borrowed against the revolving line of credit. The term loan and the line of credit carry an interest rate of 11% and 10.5%, respectively, at December 31, 1997.

On November 25, 1997, the Company entered into an amendment agreement to the loan agreement whereby the financial institution agreed to refrain from exercising its rights under the loan agreement as a result of the Company not being in compliance with certain financial covenants in its loan agreement including but not limited to, tangible net worth and interest coverage. This amendment agreement required, among other things, the Company to obtain alternative financing proposals.

On January 14, 1998, the Company entered into a Credit Security Agreement (the "Norwest Credit Agreement") with Norwest Business Credit ("Norwest"). The Norwest Credit Agreement consists of (i) a term loan of $2,125,000 which matures on January 15, 2001, (ii) a term loan of $700,000 which matures on January 15, 1999, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The Company borrowed $2.0 million of an available $2.8 million under the revolving line of credit. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Norwest Bank Minnesota, N.A. (the "Base Rate", 8.5% at January 14,
1998). The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate as does the line of credit. The note for the capital expenditures carries an interest rate equal to 1.25% above the Base Rate. The Company utilized $4.5 million of the proceeds received from Norwest to pay off the outstanding loan balances owed to its former lender.

                             MEDTOX Scientific, Inc.

4. Debt (continued)

Interest paid for all outstanding debt was $576,000, $424,000 and $19,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5. Stockholders' Equity

The Company has sold its common stock in various private transactions as follows:

                                Number            Price               Net
                               of Shares         Per Share           Proceeds

   1996                         235,295           $2.55            $   600,000
   1995                       2,158,463       $1.63 to $2.25       $ 3,853,000

In January 1996 the Company sold 407 shares of Series A Preferred Stock at a price of $50,000 per share. Pursuant to the Conversion Right of each share of Series A Preferred Stock, each share may be converted to shares of common stock. The amount of common shares to be issued upon the exercise of the Conversion Right is derived by dividing (i) the purchase price of one share of Series A Preferred Stock, $50,000 by (ii) the lower of (x) $2.775 or (y) 75% of the Market Price of the Common Stock on the date the Conversion Right is exercised. The "Market Price" is defined as the daily average of the closing bid prices quoted on the American Stock Exchange for the five trading days immediately preceding the date the Conversion Right is exercised. At December 31, 1997, 403 shares of Series A Preferred Stock had been converted into 34,902,570 shares of common stock.

On January 26, 1998, the remaining 4 shares of Series A Preferred Stock were converted into 1,066,667 shares of common stock.

The market price of the Company's common stock was $3.50 on the date of issuance of the Series A Preferred Stock. The reduction in the conversion price of the Series A Preferred Stock from $3.50 to $2.625 per share was valued at $6,783,333 and recorded as a preferred stock dividend to arrive at the 1996 net loss available to holders of common stock in the calculation of net loss per share.

                             MEDTOX Scientific, Inc.

5. Stockholders' Equity (continued)

As part of the purchase price paid by the Company for the acquisition of MEDTOX Laboratories the Company issued 2,517,306 shares of common stock.

In connection with the issuance of the common shares the Company agreed that if after the Closing Date the market value of the common stock of the Company declines below approximately $1.98 per share, the Company would issue additional shares of common stock ("Additional Shares") to shareholders of MEDTOX Laboratories who retain their shares of common stock through specified dates (the "Repricing Dates") to compensate the MEDTOX Laboratories shareholders for decreases after the closing of the MEDTOX Laboratories transaction in the market price of the common stock of the Company below approximately $1.98 per share. The following is a summary of the price resets, the market price per share used for purposes of calculating the reset quantity of shares, and the quantity of additional shares that were issued:

                                 Market Price Related to          Shares
   Repricing Date                     Repricing Date              Issued

   May 23,1996                          $1.56                   1,119,057
   November 22, 1996                    $0.95                   1,293,458
   March 27, 1997                       $0.4125                 5,168,363
   November 19, 1997                    $0.375                    775,363
                                                        -------------------
                                                                8,356,241
                                                        ===================

                             MEDTOX Scientific, Inc.

5. Stockholders' Equity (continued)

At December 31, 1997, shares of common stock reserved for future issuance are as follows:

     Common stock warrants:
     Series K                                             50,000
     Series L                                            320,000
     Series M                                             10,550
     Series N                                             32,679
     Series O                                            586,667

     Common stock options:
     Incentive (1983 plan)                               154,199
     Non-Employee Director                               228,310
     Equity Compensation Plan (1993 plan)              6,042,029
     Nonqualified                                        195,887

     Qualified Employee Stock Purchase Plan              210,761

     Preferred stock convertible                       1,066,667

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

                             MEDTOX Scientific, Inc.

6. Stock Option and Purchase Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 1997:


                                                            Plan Options Outstanding            Weighted
                                                                                    Non         Average
                                      Shares                                      Employee      Exercise
                                    Available         1983 ISO        1993        Director       Price
                                    for Grant           Plan          Plan          Plan         Share
                                  ---------------  ---------------------------------------------------------
Balance at December 31, 1994         3,481,220          461,657      447,007        70,094        $3.35
   Additional shares reserved
     for issuance                      140,432                -            -             -         -
   Granted                            (300,742)               -      300,742             -         3.19
   Canceled                             25,043          (12,251)     (25,043)            -         2.74
   Exercised                                 -                -       (1,667)      (22,230)         .60
                                  ---------------  -------------------------------------------

Balance at December 31, 1995         3,345,953          449,406      721,039        47,864         3.34
   Additional shares reserved
     for issuance                      900,936                -            -             -         -
   Granted                            (238,300)               -      225,000        13,300         2.83
   Canceled                            484,614         (153,986)    (439,680)      (44,934)        3.24
   Exercised                                 -          (89,192)           -       (11,230)         .46
                                  ---------------  -------------------------------------------

Balance at December 31, 1996         4,493,203          206,228      506,359         5,000         3.47
   Additional shares reserved
     for issuance                    1,876,343                -            -             -         -
   Granted                            (230,000)               -            -       230,000          .44
   Canceled                            284,992          (52,029)    (284,992)            -         3.19
   Exercised                                 -                -            -             -         -
                                  --------------   -------------------------------------------
Balance at December 31, 1997         6,424,538          154,199      221,367       235,000        $2.49
                                  ===============  ===========================================


                             MEDTOX Scientific, Inc.

6. Stock Option and Purchase Plans (continued)


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
        Range of                Number        Exercise      Contractual          Number         Exercise
     Exercise Prices         Outstanding        Price           Life          Exercisable        Price
-------------------------- ------------------------------------------------ ---------------------------------

          $.44                 230,000           $.44            9               69,448           $.44
      $1.41 - $2.50             22,500          $1.97            4               22,500          $1.97
      $2.51 - $3.00            106,400          $2.84            6               97,986          $2.83
      $3.01 - $3.44            101,992          $3.21            7               99,355          $3.21
          $3.75                 39,425          $3.75            3               39,425          $3.75
      $3.94 - $7.69            110,249          $5.41            4              110,249          $5.41
                           -----------------                                -----------------
                               610,566          $2.49            5              438,963          $3.22



                                                         Options Outstanding         Options Exercisable
                                                     ---------------------------------------------------------
                                                                     Weighted                     Weighted
                                       Range of                       Average                     Average
                                       Exercise          Number      Exercise        Number       Exercise
           Option Plan                   Price        Outstanding      Price      Exercisable      Price
----------------------------------- ---------------- ---------------------------------------------------------
1983 Incentive Stock Option Plan     $1.41 - $7.19       154,199       $4.39         154,199       $4.39
1993 Equity Compensation Plan        $2.31 - $7.69       221,367       $3.24         210,316       $3.25
Non  Employee Director Plan          $0.44 - $4.63       235,000       $ .53          74,448       $ .72
                                                     ------------               ---------------
                                                         610,566       $2.49         438,963       $3.22

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

                             MEDTOX Scientific, Inc.

6. Stock Option and Purchase Plans (continued)

canceled and reissued at $3.75 per share. In July 1996, the officer resigned from the Company. As part of the resignation agreement, the Company forgave the outstanding loan in return for 13,334 shares of common stock.

On August 10, 1988, the Company granted nonqualified options to purchase 6,667 shares of common stock to an officer at $3.75 per share. At December 31, 1997, the 6,667 options are exercisable.

On January 14, 1993, the Company granted nonqualified options to purchase 7,760 shares of common stock to a director at $8.19 per share. At December 31, 1997, the 7,760 options are exercisable.

On April 30, 1997, the Company granted nonqualified options to purchase 154,794 shares of common stock to a former officer of the Company at $.44 per share. At December 31, 1997, 54,794 options are exercisable.

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option awards, because the exercise price of all options equals the market price of the stock on the grant date. Had compensation expense for the Company's stock option

                             MEDTOX Scientific, Inc.

6. Stock Option and Purchase Plans (continued)

awards been determined based upon their grant date fair value consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been $87,000 ($0 per share), $13,244,000 ($.60 per share) and $7,447,000 ($.79 per share) for 1997, 1996 and 1995, respectively. These amounts are not necessarily indicative of the amounts that will be reported in the future. The fair value of the options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions:

                                      1997             1996              1995
                                   -------------------------------------------

   Expected life (years)                5                 5                5
   Interest rate                       6.0%              6.0%             6.0%
   Volatility                        103.0%            119.5%           119.5%
   Dividend yield                        0%                0%               0%

The fair value of options granted in 1997 was $0.29 per share.

7. Leases

The Company leases office and research facilities from a director under a month-to-month operating lease. Rental payments to the director were approximately $121,000, $122,000 and $121,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                             MEDTOX Scientific, Inc.

7. Leases (continued)

As of December 31, 1997, the Company is obligated for future minimum lease payments without regard for sublease payments under noncancelable leases as follows (in thousands):

                                                 Capital         Operating
                                                 Leases          Leases
                                                 -----------------------------
   1998                                         $146,000       $   850,561
   1999                                          140,000           409,241
   2000                                          102,000            78,240
   2001                                           64,000                 -
   2002                                           40,000                 -
                                                 -----------------------------
                                                 492,000       $ 1,338,042
                                                               ===========
Amount representing interest                      87,000
                                               ----------
Present value of net minimum lease payments      405,000
Current portion (in other current liabilities)   110,000
                                                --------
Long-term capital lease obligations             $295,000
                                               ==========

Rent expense (including amounts for the facilities leased from the director) amounted to $582,000, $638,000, and $435,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. Restructuring Costs

During 1996 the Company recorded restructuring costs of $2,449,000 as a result of the consolidation of the laboratory operations of PDLA into the laboratory operations at MEDTOX Laboratories, the sale of the former operations of Bioman, and the reduction of its work force at certain of its facilities. In fiscal 1996, payments of $646,000 were made against the restructuring reserves.

In fiscal 1997, restructuring reserves decreased by $1,017,000 to $786,000 at December 31, 1997, due to payments of $620,000 and a change in the estimate of the required reserve of $397,000 in December 1997.

                             MEDTOX Scientific, Inc.

9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             December 31
                                                        1997              1996
                                                     ---------------------------
                                                            (In thousands)
   Deferred tax assets:
     Excess fixed asset basis                      $       169        $     315
     Excess goodwill basis                               1,897            2,154
     Net acquisition costs                                   -              241
     Net operating loss carryforwards                   13,487           11,254
     Research and experimental credit carryforwards         41                -
     Restructuring costs                                   298              672
     Legal reserve                                          76              198
     Other                                                 413              418
                                                     ---------------------------
   Total deferred tax assets                            16,381           15,252
   Valuation allowance for deferred tax assets         (16,381)         (15,252)
                                                    ============================
   Net deferred tax asset                         $          -     $          -
                                                  ==============================

At December 31, 1997, the Company had net operating loss carryforwards (NOL's) of approximately $35,000,000 which are available to offset taxable income though 2012 and begin to expire in 1998. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that might not be realized.

Section 382 of the Internal Revenue Code restricts the annual utilization of the NOL's incurred prior to a change in ownership. Such a change in ownership may have occurred in connection with stock transactions in 1997 and 1996.

                             MEDTOX Scientific, Inc.

10. Benefit Plans

The Company has defined contribution benefit plans that cover substantially all employees who meet certain age and length of service requirements. Contributions to the plans are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 1997, 1996 and 1995 was $152,000, $80,000 and $0, respectively.

11. Contingencies

The Company is a defendant in a suit filed in Circuit Court of Cook County, Illinois to a claim of unpaid rent obligations associated with an idle facility in Illinois. The Company has answered the complaint denying responsibility for the obligation. The Company intends to vigorously defend this action.

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

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two former outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted the defendants' Motion to Dismiss the Company's complaint, ruling that the defendants' conduct did not constitute a violation of Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. That appeal is currently pending.

                  SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS




                                   Balance At     Charged                                       Balance At
                                   Beginning     To Costs     Charged To                       The End Of
                                   Of Period    And Expenses     Other      Deductions          Period
                                                               Accounts
Year Ended December 31, 1997:
  Deducted from Asset Accounts:
    Allowance    for    Doubtful
    Accounts....................   $   358,000   $   157,000  $     -     $        -         $    515,000
    Allowance   for  Excess  and
Obsolete Inventory  ..........     $   109,000   $    13,000  $     -     $   98,000         $     24,000
Restructuring Accrual............  $ 1,803,000             -  $     -     $1,017,000 (5)     $    786,000

Year Ended December 31, 1996:
  Deducted from Asset Accounts:
   Allowance    for    Doubtful
   Accounts.....................  $    130,000  $    241,000  $100,000(3) $  113,000(4)      $    358,000
   Allowance   for  Excess  and
   Obsolete Inventory ........... $     12,000  $     97,000  $      -    $        -         $    109,000
   Restructuring Accrual .......  $          -  $  2,449,000  $      -    $  646,000(2)      $  1,803,000

Year Ended December 31, 1995:
  Deducted from Asset Accounts:
    Allowance    for    Doubtful
    Accounts.................... $   206,000    $    89,000  $       -    $  165,000(1)      $    130,000
    Allowance   for  Excess  and
    Obsolete Inventory ......... $    25,000    $     2,000  $       -    $   15,000         $     12,000


1) Includes $36,000 of Accounts Receivable determined to be uncollectible which were written off.

2)  Represents severance payments and payments on lease obligations.

3) $100,000 charged to Other Accounts represents the amount acquired through the MEDTOX acquisition.

4)  Uncollectible accounts written off, net of recoveries.

5) Includes a reduction of $397,000 of Lease Liability deemed to no longer be an obligation of the Company. The remainder is due to payments towards the liability.