Form 10-Q
period 1998-03-31
MEDTOX SCIENTIFIC INC
filed 1998-05-08
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number  1-11394

                             MEDTOX SCIENTIFIC, INC.

             (Exact name of registrant as specified in its charter)

                     Delaware                          95-3863205
         (State or other jurisdiction of             (I.R.S. Employer
         incorporated or organization)               Identification No.)

         402 West County Road D, St. Paul, Minnesota             55112
----------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:        (612)636-7466
-----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No

The number of shares of Common Stock, $.15 par value, outstanding as of April 30, 1998 was 57,936,275.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                         Page

Part I    Financial Information:

          Item 1:

               Consolidated  Balance Sheets - March 31, 1998 (Unaudited)
               and December 31, 1997 ..................................... 3

               Consolidated Statements of Operations - Three Months
               Ended March 31, 1998 and 1997 (Unaudited) ................. 5

               Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1998 and 1997 (Unaudited) ................. 6

               Notes to Consolidated Financial Statements................. 7

          Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 10

Part II   Other Information ............................................. 13
               Signatures ............................................... 14

                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  March 31       December 31
                                                    1998            1997
                                                  Unaudited


Assets
Current assets
     Cash and cash equivalents                   $    317       $     58
     Accounts receivable:
          Trade, less allowance for doubtful
               accounts (1998--$330;  1997--$514)   5,867          5,443
          Other                                        87            110
                                                 -----------------------------
                                                    5,954          5,553

     Inventories:
          Raw materials                               496            414
          Work in process                             129            134
          Finished goods                              468            594
                                                 -----------------------------
                                                    1,093          1,142

     Prepaid expenses and other                       499            415
                                                 -----------------------------

          Total current assets                      7,863          7,168

Equipment and improvements:
     Furniture and equipment                       11,283         10,669
     Leasehold improvements                         1,003          1,243
                                                 -----------------------------
                                                   12,286         11,912
     Less accumulated depreciation
          and amortization                         (9,018)        (8,946)
                                                 -----------------------------

                                                    3,268          2,966
Goodwill, net of accumulated amortization of
     $2,480 in 1998 and $2,273 in 1997             14,619         14,747

                                                 -----------------------------

Total assets                                     $ 25,750       $ 24,881
                                                 =============================

                            MEDTOX SCIENTIFIC, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In thousands)


                                                  March 31       December 31
                                                    1998            1997
                                                  Unaudited


Liabilities and stockholders' equity
Current liabilities
     Line of credit                              $  2,816       $  3,572
     Accounts payable                               3,854          3,768
     Accrued expenses                               1,384          1,326
     Current portion of restructuring accrual         451            521
     Current portion of long-term debt              1,390          1,451
     Current portion of capital leases                132            112
                                                 -----------------------------

          Total current liabilities                10,027         10,750

Long-term portion of restructuring accrual            265            265
Long-term portion of debt obligations               1,505             -
Capital lease obligations                             297            295

Stockholders' equity
     Preferred Stock, $1.00 par value:
          Authorized - 1,000,000 shares;
          Issued and outstanding -
          0 shares in 1998 and 4 in 1997               -              -
     Common Stock, $.15 par value:
          Authorized - 60,000,000 shares;
          Issued and outstanding -
          57,928,101 shares in 1998 and
          56,828,173 shares in 1997                 8,690          8,525
    Additional paid-in capital                     51,515         51,673
          Accumulated deficit                     (46,373)       (46,451)
                                                 -----------------------------

                                                   13,832         13,747

          Less:  Treasury Stock                      (176)          (176)
                                                 -----------------------------

               Total stockholders' equity          13,656         13,571

Total liabilities and stockholders' equity       $ 25,750       $ 24,881
                                                 =============================

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)


                                                  Three Months Ended
                                                       March 31
                                                   1998         1997
                                                 Unaudited    Unaudited

Revenues

     Laboratory service revenues                 $  6,547      $  6,143
     Product sales                                    532           660
                                                ------------------------------
Total revenues                                      7,079         6,803

Cost of services                                    4,288         3,985
Cost of sales                                         352           439
                                                ------------------------------
                                                    4,640         4,424

                                                ------------------------------
          Gross profit                              2,439         2,379

Operating expenses
     Selling, general and administrative            1,914         2,026
     Research and development                         307           206
                                                ------------------------------
                                                    2,221         2,232

Other income (expenses)
     Interest and finance costs, net                  140           116
                                                ------------------------------

     Net income                                  $     78      $     31
                                                ==============================

     Net income per share                        $   0.00      $   0.00
                                                ==============================

Weighted average number of
     common shares outstanding                 57,603,921    46,541,154
                                             =================================

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                         Three Months Ended
                                                             March 31
                                                        1998            1997
                                                     Unaudited       Unaudited


Operating activities
Net income                                            $    78        $    31
 Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                          484            470
   Write-off goodwill and other assets                     -              -
   Gain on sale or retirement of equipment                 -              -
   Provision for losses on accounts receivable             -             (19)
   Provision for obsolete inventory                        -             (69)
   Changes in operating assets and liabilities,
     net of acquisition:
     Accounts receivable                                 (401)          (419)
     Inventories                                           49             12
     Prepaid expenses and other                           (84)          (233)
     Accounts payable, accrued expenses and other         146            149
     Restructuring accruals                               (70)          (212)
                                                     --------------------------
Net cash used in operating activities                     202           (290)

Investing activities
 Purchases of equipment and improvements                 (522)          (237)
                                                     --------------------------
Net cash used in investing activities                    (522)          (237)

Financing activities
 Proceeds from sale of equipment                           -              -
 Net proceeds from sale of preferred stock                 -              -
 Net proceeds (costs) from sale of common stock             7            (53)
 Net proceeds from line of credit, term loans
   and notes payable                                    5,387            921
 Principal payments on capital lease obligations          (36)            -
 Principal payments on term loans and notes payable    (4,779)          (335)
                                                     --------------------------
Net cash provided by financing activities                 579            533

Increase in cash and cash equivalents                     259              6
Cash and cash equivalents at beginning of period           58             82
                                                     --------------------------

Cash and cash equivalents at end of period           $    317        $    88
                                                    ===========================

Supplemental noncash activities
During 1998, the Company entered into capital lease obligations of $58,300 to purchase equipment.
During 1997, the Company entered into capital lease obligations of $133,000 to purchase equipment.
During 1997, the Company converted 229 shares of preferred stock into 21,112,342 shares of common stock.

                             MEDTOX SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended
December 31, 1997.

Net  Income  Per  Share:  Net  income  per share  amounts  are based on the
weighted    average   number   of   shares   of   common   stock    outstanding.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1997
Financial Statements to conform with the 1998 presentation.

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

NOTE C -- DEBT

On January 14, 1998, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Norwest Business Credit ("Norwest"). The Credit Agreement consists of (i) a term loan of $2,125,000 which matures on January 15, 2001, (ii) a term loan of $700,000 which matures on January 15, 1999, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Norwest Bank Minnesota, N.A. (the "Base Rate", 8.5% at March 31, 1998) as does the note for capital expenditures. The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate. The revolving line of credit has an interest rate of 1.00% above the Base Rate. The Company utilized $4.5 million of the proceeds received from Norwest to pay off the outstanding loan balances owed to its former lender.


NOTE D -- CONTINGENCIES

The Company is a defendant to claims of patent infringement asserted on August 20, 1996. It is alleged the Company infringes two patents allegedly owned by the plaintiff relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company has answered the complaint denying any infringement and has counterclaimed for a declaratory judgment that the patents are invalid, unenforceable, and not infringed. It also has counterclaimed for unfair competition under federal and state law, requesting money damages as well as injunctive relief. The Company, while not abandoning its legal recourse, has recently entered into settlement discussions with the plaintiff. The Company believes that the probable resolution of this matter will not materially affect the financial position or results of operations of the Company.

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two former outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted the Defendants' motion to dismiss the Company's complaint, ruling the Defendants' conduct did not constitute a violation of Section 16b. On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. That appeal is currently pending.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company commenced operations as Environmental Diagnostics, Inc. in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in 1986. The Company began the manufacture and sale of its EZ-SCREEN(R) diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT(R) and RECON(R), in 1993. Also in 1993, the Company formed DIAGNOSTIX, Inc. to market its agricultural diagnostic products. The Company entered the laboratory testing market when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc., (PDLA) in 1994. On January 30, 1996 the Company completed the acquisition of MEDTOX. In 1997, the Company changed its name to MEDTOX Scientific, Inc. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Total revenues for the three months ended March 31, 1998 were $7,079,000 as compared to $6,803,000 for the three months ended March 31, 1997. Laboratory service revenues were $6,547,000 for the three months ended March 31, 1998 as compared to $6,143,000 for the three months ended March 31, 1997. This increase of 7% in laboratory service revenues was primarily the result of an increase in laboratory samples of 16% which was the result of increased sales volume from current clients as well as new clients. In addition, the Company realized revenues during the quarter ended March 31, 1998 from courier services, for medical institutions, which it began providing in late 1997.

     Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $314,000 for the three months ended March 31, 1998 compared to sales of $437,000 recorded for the same period in 1997. The Company believes that the decrease in sales of 28% is primarily due to increased competition from products perceived as more user-friendly than the Company's current products. The Company believes that the introduction of its new generation of on-site test kits later this year will enable the Company to compete successfully in the on-site drug screening market and offer comprehensive drug testing kits and services.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $84,000 for the three months ended March 31 1998, compared to sales of $143,000 for the three months ended March 31, 1997. The Company believes that the primary reason for the decrease of 41% was due to timing differences in orders from the USDA for the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $134,000 for the three months ended March 31, 1998 compared to $80,000 for the same period in 1997. The increase of 68% was due to increased revenue from contract manufacturing services from both historical customers and revenues from customers added in late 1997.

           The gross margin from the revenues generated from the laboratory services was 35% for the three months ended March 31, 1998 as compared to a gross margin of 35% for the same period in 1997. During the three months ended March 31, 1998, the Company was able to offset declining average selling prices by reducing costs through the increase in sample volume and improved operating efficiencies.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended March 31, 1998 were 34% compared to 34% of sales of these products during the three months ended March 31, 1997.

         Selling, general and administrative expenses for the three months ended March 31, 1998 were $1,914,000, compared to $2,026,000 for the three months ended March 31, 1997. The decrease of $112,000, or 6%, is primarily the result of reduced sales and marketing expenses due to a restructuring of the sales and marketing group in 1997.

         Research and development expenses incurred during the three months ended March 31, 1998 were $307,000 as compared to $206,000 for the same period in 1997. The increase of $101,000 or 49% in research and development expenses is primarily the result of increased expenses for the development of additional laboratory based tests.

         For the three months ended March 31, 1998, the Company incurred net interest expense of $140,000, compared to net interest expense of $116,000 incurred during the three months ended March 31, 1997. This increase was the result of the funds borrowed by the Company to finance certain equipment purchases and provide working capital.

     As a result of the above, the net income for the three months ended March 31, 1998 was $78,000, compared to the net income of $31,000 for the three months ended March 31, 1997.

         Management believes the acquisition of MEDTOX and the restructuring of the laboratory operations has and will continue to improve the operating results of the Company, although there can be no assurance of the continued success of reducing costs and improving efficiencies. Management expects net sales to grow through both the addition of new accounts and the introduction of new laboratory testing services and on-site products, particularly the new Profile(R) II on-site product for the detection of multiple substances of abuse. In addition, the Company believes that the laboratory business is subject to seasonality consistent with hiring practices of its clients. This seasonality results in higher sales in the second quarter with lower sales in July and December.

Material Changes in Financial Condition

         As of March 31, 1998, cash and cash equivalents were $317,000 compared to $58,000 at December 31, 1997.

         As of March 31, 1998, accounts receivable were $5,954,000 compared to $5,553,000 at December 31, 1997. The increase of $401,000, or 7%, is primarily the result of higher sales in the quarter ended March 31, 1998 as compared to the quarter ended December 31, 1997.

         Prepaid expenses and other assets were $499,000 at March 31, 1998 as compared to $415,000 at December 31, 1997. The increase of $84,000, or 20%, is primarily the result of an increase in certain annual expenses which will be amortized throughout the year.

         At March 31, 1998, the Company had a total balance of restructuring accruals of $716,000 compared to a balance of $786,000 at December 31, 1997. This decrease of 9% is the result of certain payments made during the quarter ended March 31, 1998.

         At March 31, 1998, the Company had a total loan balance owed to its financial lender of $5,711,000, compared to a total balance of $5,016,000 owed at December 31, 1997. The net increase of $695,000, or 14%, was the result of increased borrowings by the Company to provide working capital and to pay for purchases of certain assets to improve operating efficiencies.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and, more recently, debt financing. At March 31, 1998, the Company had cash and cash equivalents of $317,000. In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1998, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1998. The Company believes that consistent profitable earnings, as well as continued access to capital, will be the primary basis for funding the operations of the Company for the long term.

         The Company believes that the acquisition of MEDTOX, the subsequent consolidation of the laboratory operations from PDLA into MEDTOX, and other synergy realized from the acquisition of MEDTOX has enabled the Company to generate positive cash flow. The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's services and products. There can however be no assurance that costs can be controlled, revenues can be increased, additional financing obtained, or that the Company will continue to be profitable.

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 8, 1998


                                 MEDTOX SCIENTIFIC, INC.


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