Form 10-Q
period 1998-06-30
MEDTOX SCIENTIFIC INC
filed 1998-08-04
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number 1-11394

                             MEDTOX SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                         95-3863205
         (State or other jurisdiction of             (I.R.S. Employer
         incorporated or organization)               Identification No.)

         402 West County Road D, St.Paul, Minnesota                55112
----------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code:           (612) 636-7466
----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X       No

The number of shares of Common Stock, $.15 par value, outstanding as of July 28, 1998 was 57,956,527.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                         Page

Part I    Financial Information:

          Item 1:

               Consolidated Balance Sheets - June 30, 1998 (Unaudited)
               and December 31, 1997 ..................................... 3

               Consolidated Statements of Operations - Three Months
               Ended June 30, 1998 and 1997 and Six
               Months Ended June 30, 1998 and 1997 (Unaudited) ........... 5

               Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1998 and 1997 (Unaudited) .................. 6

               Notes to Consolidated Financial Statements ................ 7

          Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 10

Part II   Other Information ............................................. 15
               Signatures ............................................... 16

PART I. FINANCIAL INFORMATION





                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for number of shares)


                                            June 30             December 31
                                             1998                  1997
                                          ----------------------------------
                                           (Unaudited)

Assets
Current assets
  Cash and cash equivalents                $     56            $     58
  Accounts receivable:
    Trade, less allowance for doubtful
      accounts (1998--$241; 1997--$514)       6,544               5,443
    Other                                        88                 110
                                          ----------------------------------
                                              6,632               5,553
  Inventories:
    Raw materials                               506                 414
    Work in process                             145                 134
    Finished goods                              535                 594
                                          ----------------------------------
                                              1,186               1,142

  Prepaid expenses and other                    493                 415
                                          ----------------------------------


    Total current assets                      8,367               7,168



Equipment and improvements:
  Furniture and equipment                    11,177              10,669
  Leasehold improvements                      1,265               1,243
                                          ----------------------------------
                                             12,442              11,912

  Less accumulated depreciation
    and amortization                         (9,350)             (8,946)
                                          ----------------------------------
                                              3,092               2,966

Goodwill, net of accumulated amortization of
  $2,683 in 1998 and $2,273 in 1997          14,408              14,747

                                          ----------------------------------


Total assets                               $ 25,867            $ 24,881
                                          ==================================



See notes to consolidated financial statements.



                             MEDTOX SCIENTIFIC, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                   (In thousands, except for number of shares)


                                             June 30             December 31
                                              1998                  1997
                                           -----------------------------------
                                           (Unaudited)

Liabilities and stockholders' equity
Current liabilities
 Line of credit                            $   3,720           $   3,572
 Accounts payable                              3,480               3,768
 Accrued expenses                              1,131               1,326
 Current portion of restructuring accrual        414                 521
 Current portion of long-term debt             1,214               1,451
 Current portion of capital lease obligations    115                 112
                                           -----------------------------------

  Total current liabilities                   10,074              10,750


Long-term portion of restructuring accrual       257                 265
Long-term portion of debt obligations          1,328                   -
Capital lease obligations                        265                 295

Stockholders' equity
 Preferred Stock, $1.00 par value:
  Authorized - 1,000,000 shares;
  Issued and outstanding -
  0 shares in 1998 and 4 in 1997                   -                   -
 Common Stock, $ .15 par value:
  Authorized - 60,000,000 shares;
  Issued and outstanding -
  57,949,913 shares in 1998 and
  56,828,173 shares in 1997                    8,692               8,525
 Additional paid-in capital                   51,516              51,673
 Accumulated deficit                         (46,089)            (46,451)
                                           -----------------------------------

                                              14,119              13,747

 Less: Treasury stock                           (176)               (176)
                                           -----------------------------------

   Total stockholders' equity                 13,943              13,571


Total liabilities and stockholders' equity $  25,867           $  24,881
                                           ===================================


See notes to consolidated financial statements.



                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                         Three Months Ended                      Six Months Ended
                                                    June 30              June 30            June 30              June 30
                                                     1998                  1997               1998                 1997
                                                 --------------------------------------  ------------------------------------
                                                  (Unaudited)          (Unaudited)        (Unaudited)          (Unaudited)

Revenues
   Laboratory service revenues                   $   7,307            $   6,779          $   13,854           $   12,922
   Product sales                                       599                  707               1,131                1,367
                                                 --------------------------------------  ------------------------------------
                                                     7,906                7,486              14,985               14,289

   Cost of services                                  4,792                4,297               9,080                8,282
   Cost of sales                                       413                  445                 765                  884
                                                 --------------------------------------   ------------------------------------
                                                     5,205                4,742               9,845                9,166

                                                 --------------------------------------   ------------------------------------

          Gross profit                               2,701                2,744               5,140                5,123

Operating expenses
   Selling, general and administrative               1,953                2,277               3,867                4,303
   Research and development                            288                  205                 595                  411
                                                 --------------------------------------   ------------------------------------
                                                     2,241                2,482               4,462                4,714
Other expenses
   Interest and finance costs, net                     177                  160                 317                  276
                                                 --------------------------------------   ------------------------------------

Net income                                       $     283            $     102           $     361           $      133
                                                 ======================================   ====================================


Basic net earnings per common share              $    0.00            $    0.00           $    0.01           $     0.00
                                                 ======================================   ====================================


Average number of basic
  common shares outstanding                      57,940,659           50,744,126          57,773,325          46,912,629
                                                 ======================================   ====================================

Diluted net earnings per common share            $    0.00            $    0.00           $    0.01           $     0.00
                                                 ======================================   ====================================

Average number of diluted
  common shares outstanding                      57,940,659           50,744,126          57,773,325          46,912,629
                                                 ======================================   ====================================


See notes to consolidated financial statements.



                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Six Months Ended
                                                                 June 30              June 30
                                                                   1998                 1997
                                                            ------------------------------------
                                                              (Unaudited)          (Unaudited)

Operating activities
Net income                                                   $      361            $      133
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                               1,027                   964
      Provision for losses on accounts receivable                     -                     4
      Provision for obsolete inventory                                -                   (97)
      Changes in operating assets and liabilities,
         net of acquisition:
         Accounts receivable                                     (1,080)                 (848)
         Inventories                                                (44)                   14
         Prepaid expenses and other                                 (78)                 (264)
         Accounts payable, accrued expenses and other              (481)                 (247)
         Restructuring accruals                                    (107)                 (417)
                                                            ------------------------------------
Net cash used in operating activities                              (402)                 (758)

Investing activities
    Purchases of equipment and improvements                        (677)                 (528)
                                                            ------------------------------------
Net cash used in investing activities                              (677)                 (528)

Financing activities
    Net proceeds from sale of common stock                           12                    32
    Net proceeds from line of credit, term loans
       and notes payable                                          6,290                 1,878
    Principal payments on capital lease obligations                 (94)                  (18)
    Principal payments on term loans and notes payable           (5,131)                 (669)
                                                            ------------------------------------
Net cash provided by financing activities                         1,077                 1,223
                                                            ------------------------------------

Increase in cash and cash equivalents                                (2)                  (63)
Cash and cash equivalents at beginning of period                     58                    82
                                                            ------------------------------------

Cash and cash equivalents at end of period                   $       56           $        19
                                                            ====================================

Supplemental noncash activities
    During 1998, the Company entered into capital lease obligations of $58,300 to purchase equipment.
    During 1997, the Company entered into capital lease obligations of $320,000 to purchase equipment.
    During 1997, the Company converted 234 shares of preferred stock into 22,001,232 shares of common stock.

See notes to consolidated financial statements.

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, (as amended), for the year ended December 31, 1997.

Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, where appropriate, and restated to conform to Statement 128 requirements.

Options and warrants to purchase 5,382,412 shares of common stock at a range of $.4375 to $8.19 were outstanding at June 30, 1998 but were not included in the computation of the diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.

Reclassifications: Certain reclassifications have been made to the 1997 financial statements to conform with 1998 presentation.

Segment Disclosures: In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprise report financial and descriptive information about is reportable operating segments. This Statement need not be applied to interim financial statements in the initial year of its application, thus the Company has not determined the effect of applying this Statement.

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

NOTE C -- DEBT

On January 14, 1998, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Norwest Business Credit ("Norwest"). The Credit Agreement consists of (i) a term loan of $2,125,000 which matures on January 15, 2001, (ii) a term loan of $700,000 which matures on January 15, 1999, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Norwest Bank Minnesota, N.A. (the "Base Rate", 8.5% at June 30, 1998) as does the note for capital expenditures. The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate. The revolving line of credit has an interest rate of 1.00% above the Base Rate. The Company utilized $4.5 million of the proceeds received from Norwest to pay off the outstanding loan balances owed to its former lender.

As of June 30, 1998, the Company was not in compliance with certain covenants in its Credit Agreement with Norwest. The Company and Norwest are currently renegotiating the terms of the Credit Agreement to address any loan covenant violations.

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

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two former outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted the Defendants' motion to dismiss the Company's complaint, ruling the Defendants' conduct did not constitute a violation of Section 16b. On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 24, 1998, the Eighth Circuit United States Court of Appeals reversed the lower court's dismissal of the Company's complaint and remanded the case to the District Court for further proceedings. The Company intends to pursue the litigation.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company commenced operations as Environmental Diagnostics, Inc. in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in 1986. The Company began the manufacture and sale of its EZ-SCREEN(R) diagnostic tests in 1985 and introduced its patented one-step assays, VERDICT(R) and RECON(R), in 1993. Also in 1993, the Company formed DIAGNOSTIX, Inc. to market its agricultural diagnostic products. The Company entered the laboratory testing market when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc., (PDLA) in 1994. On January 30, 1996 the Company completed the acquisition of MEDTOX. In 1997, the Company changed its name to MEDTOX Scientific, Inc. Since inception, the Company has financed its working capital requirements primarily from the sale of equity.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Total revenues for the three months ended June 30, 1998 were $7,906,000 as compared to $7,486,000 for the three months ended June 30, 1997. Laboratory service revenues were $7,307,000 for the three months ended March 31, 1998 as compared to $6,779,000 for the three months ended June 30, 1997. This increase of 8% in laboratory service revenues was primarily the result of an increase in laboratory samples of 16% which was the result of increased sales volume from current clients as well as new clients. This increase in unit volume was partially off-set by lower per unit prices. In addition, the Company realized revenues during the quarter ended June 30, 1998 from courier services, for medical institutions, which it began providing in late 1997.

     Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $294,000 for the three months ended June 30, 1998 compared to sales of $397,000 recorded for the same period in 1997. The Company believes that the decrease in sales of 26% is primarily due to increased competition from products perceived as more user friendly than the Company's current products. The Company believes that the introduction of its new generation of on-site test kits later this year will enable the Company to compete successfully in the on-site drug screening market and offer comprehensive drug testing kits and services. The first of these next generation test kits, PROFILE(R)-II, received pre-market clearance from the U.S. Food & Drug Administration on July 31, 1998.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $66,000 for the three months ended June 30, 1998 compared to sales of $185,000 for the three months ended June 30, 1997. The Company believes that the primary reason for the decrease of 65% was due to timing differences in orders from the USDA for the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $239,000 for the three months ended June 30, 1998 compared to $125,000 for the same period in 1997. The increase of 91% was due to increased revenue from contract manufacturing services from both historical customers and revenues from customers added in late 1997.

           The gross margin from the revenues generated from the laboratory services was 34% for the three months ended June 30, 1998 a decrease as compared to the same period in 1997, when the gross margin was 37% from laboratory services. The decrease in the gross margin was primarily due to a decrease in the average sale price per laboratory sample for the three months ended June 30, 1998 as compared to the same period in 1997.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended June 30, 1998 were 31% compared to 37% of sales of these products during the three months ended June 30, 1997. The decrease in the gross margin from product sales was due to lower overall sales of products during the quarter ended June 30, 1998 as compared to the same quarter in 1997.

         Selling, general and administration expenses for the three months ended June 30, 1998 were $1,953,000, compared to $2,277,000 for the three months ended June 30, 1997. The decrease of $324,000, or 14%, is primarily the result of reduced sales and marketing expenses due to a restructuring of the sales and marketing group in 1997.

         Research and development expenses incurred during the three months ended June 30, 1998 were $288,000 as compared to $205,000 for the same period in 1997. The increase of $83,000 or 40% in research and development expenses is primarily the result of increased expenses for the development of the new generation of on-site test kits. The first of which, Profile(R) II, was submitted to the FDA for 510(k) premarket clearance in June of this year.

         For the three months ended June 30, 1998, the Company incurred net interest and financing costs of $177,000, compared to costs of $160,000 incurred during the three months ended June 30, 1997. This increase was the result of the funds borrowed by the Company to finance certain equipment purchases and provide working capital.

         As a result of the above, the net income for the three months ended June 30, 1998 was $283,000, compared to net income of $102,000 for the three months ended June 30, 1997.

         The Company realized earnings before interest, taxes, depreciation and amortization, (EBITDA) of $1,015,000 for the three months ended June 30, 1998. This was an increase of $253,000 or 33% above the Company's EBIDTA of $762,000 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Total revenues for the six months ended June 30, 1998 were $14,985,000 as compared to $14,289,000 for the six months ended June 30, 1997. The increase was attributable to the increase in revenues from laboratory services. Laboratory service revenues were $13,854,000 for the six months ended June 30, 1998 as compared to $12,922,000 for the six months ended June 30, 1997. This increase of 7% in laboratory service revenues was primarily the result of an increase in laboratory samples of 16% which was the result of increased sales volume from current clients as well as new clients. This increase in unit volume was partially off-set by lower per unit prices. In addition, the Company realized revenues during the six months ended June 30, 1998 from courier services, for medical institutions, which it began providing in late 1997.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on site test kits and other ancillary products for the detection of abused substances. Sales from these products were $608,000 for the six months ended June 30, 1998 compared to sales of $834,000 recorded for the same period in 1997. The Company believes that the decrease in sales of 27% is primarily due to increased competition from products perceived as more user friendly than the Company's current products. The Company believes that the introduction of its new generation of on-site test kits later this year will enable the Company to compete successfully in the on-site drug screening market and offer comprehensive drug testing kits and services. The first of these next generation test kits, PROFILE(R)-II, received pre-market clearance from the U.S. Food & Drug Administration on July 31, 1998.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $150,000 for the six months ended June 30 1998, compared to sales of $328,000 for the six months ended June 30, 1997. The primary reason for the decrease was due to decreased purchases by the USDA for the Company's products. The Company believes that this is the result of decreased testing by the USDA for the tests that utilize the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $373,000 for the six months ended June 30, 1998 compared to $205,000 for the same period in 1997. This increase was primarily due to increased revenues from contract manufacturing services from both historical customers and revenues from customers added in late 1997.

         The gross margin from the revenues generated from the laboratory services was 34% for the six months ended June 30, 1998 as compared to a gross margin of 36% for the same period in 1997. The decrease in the gross margin was primarily due to a decrease in the average realized sale price per laboratory sample for the six months ended June 30, 1998 as compared to the same period in 1997.

         Gross margins from the sales of both manufactured products and products purchased for resale for the six months ended June 30, 1998 were 32% compared to 35% of sales of these products during the six months ended June 30, 1997. The decrease in the gross margin from product sales was due to lower overall sales of products during the six months ended June 30, 1998 as compared to the same period in 1997.

         Selling, general and administration expenses for the six months ended June 30, 1998 were $3,867,000 compared to $4,303,000 for the six months ended June 30, 1997. The $436,000 or 11% reduction in these expenses in 1998 was primarily the result of reduced sales and marketing expenses due to a restructuring of the sales and marketing group in 1997.

         Research and development expenses incurred during the six months ended June 30, 1998 were $595,000 as compared to $411,000 for the same period in 1997. The increase of $184,000 or 45% in research and development expenses is primarily the result of increased expenses for the development of additional laboratory based tests as well as increased expenses for the development of the new generation of on-site test kits.

         For the six months ended June 30, 1998, the Company incurred net interest costs of $317,000, compared to costs of $276,000 incurred during the six months ended June 30, 1997. This increase was the result of the funds borrowed by the Company to finance certain equipment purchases and provide working capital.

         As a result of the above, the net income for the six months ended June 30, 1998 was $361,000, compared to net income of $133,000 for the six months ended June 30, 1997.

         The Company realized earnings before interest, taxes, depreciation and amortization, (EBITDA) of $1,726,000 for the six months ended June 30, 1998. This was an increase of $343,000 or 25% above the Company's EBIDTA of $1,383,000 for the same period in 1997.

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

Material Changes in Financial Condition

         As of June 30, 1998, cash and cash equivalents were $56,000 compared to $58,000 at December 31, 1997.

         As of June 30, 1998, accounts receivable were $6,632,000 compared to $5,553,000 at December 31, 1997. The increase of $1,079,000, or 19%, is primarily the result of higher sales in the quarter ended June 30, 1998 as compared to the quarter ended December 31, 1997.

         Prepaid expenses and other assets were $493,000 at June 30, 1998 as compared to $415,000 at December 31, 1997. The increase of $78,000, or 19%, is primarily the result of an increase in certain annual expenses, which are being amortized throughout the year.

         At June 30, 1998, the Company had a total balance of restructuring accruals of $671,000 compared to a balance of $786,000 at December 31, 1997. This decrease of 15% is the result of certain payments made during the quarter ended June 30, 1998.

         At June 30, 1998, the Company had a total loan balance owed to its financial lender of $6,254,000, compared to a total balance of $5,016,000 owed at December 31, 1997. The net increase of $1,238,000, or 25%, was the result of increased borrowings by the Company to provide working capital and to pay for purchases of certain assets to improve operating efficiencies.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and, more recently, debt financing. At June 30, 1998, the Company had cash and cash equivalents of $56,000. In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1998, although there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1998. The Company believes that consistent profitable earnings, as well as continued access to capital, will be the primary basis for funding the operations of the Company for the long term.

         The Company believes that the acquisition of MEDTOX, the subsequent consolidation of the laboratory operations from PDLA into MEDTOX, and other synergy realized from the acquisition of MEDTOX has enabled the Company to generate positive cash flow. The Company continues to follow a plan, which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's services and products. There can however be no assurance that costs can be controlled, revenues can be increased, additional financing obtained, or that the Company will continue to be profitable.

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  None

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Report on Form 8-K dated June 3, 1998, reporting a change in the Company's independent accountants. The Company terminated its relationship with Ernst & Young LLP and appointed Deloitte & Touche LLP as its independent auditors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     July 31, 1998


                                       MEDTOX SCIENTIFIC, INC.

                                       By:  /s/ Harry G. McCoy
                                       Harry G. McCoy, Chairman and President

                                       By:  /s/ Richard J. Braun
                                       Richard J. Braun, Chief Executive Officer
                                       and Treasurer