Form 10-Q
period 1998-09-30
MEDTOX SCIENTIFIC INC
filed 1998-11-12
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number 1-11394

                             MEDTOX SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                      95-3863205
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporated or organization)                      Identification No.)

         402 West County Road D, St.Paul, Minnesota                    55112
----------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:              (651) 636-7466
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of November 5, 1998, was 57,971,184.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I   Financial Information:

           Item 1:

             Consolidated Balance Sheets - September 30, 1998 (Unaudited)
             and December 31, 1997 ..................................        3

             Unaudited Consolidated Statements of Operations - Three
             Months Ended September 30, 1998 and 1997 and Nine
             Month Ended September 30, 1998 and 1997.................        5

             Unaudited Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1998 and 1997....................    6

             Notes to Consolidated Financial Statements.................     7

           Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............    10

Part II      Other Information ...................................          16
               Signatures .........................................         17


                            MEDTOX SCIENTIFIC, Inc.
                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for number of shares)



                                                 September 30    December 31
                                                     1998           1997
                                                 ---------------------------
                                                  (Unaudited)

Assets
Current Assets
  Cash and Cash Equivalents                       $       32    $       58
  Accounts receivable:
    Trade, less allowance for doubtful
      accounts (1998--$216; 1997--$514)                6,465         5,443
    Other                                                101           110
                                                  -------------------------
                                                       6,566         5,553

  Inventories:
    Raw materials                                        543           414
    Work in process                                      139           134
    Finished goods                                       395           594
                                                  -------------------------
                                                       1,077         1,142

  Prepaid expenses and other                             656           415
                                                  -------------------------

       Total current assets                            8,331         7,168


Equipment and improvements:
   Furniture and equipment                            11,406        10,669
   Leasehold improvements                              1,307         1,243
                                                  -------------------------
                                                      12,713        11,912

   Less accumulated depreciation
     and amortization                                 (9,675)       (8,946)
                                                ---------------------------
                                                       3,038         2,966


Goodwill, net of accumulated amortization of
  $2,888 in 1998 and $2,273 in 1997                   14,132        14,747

Other assets                                              65           -
                                                  -------------------------

Total assets                                     $    25,566   $    24,881
                                                 -------------------------
                                                 -------------------------

See notes to consolidated financial statements.


                            MEDTOX SCIENTIFIC, Inc.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                  (In thousands, except for number of shares)


                                                 September 30    December 31
                                                     1998           1997
                                                 ---------------------------
                                                  (Unaudited)

Liabilities and stockholders' equity
Current liabilities
   Line of credit                               $    3,427     $   3,572
   Accounts Payable                                  3,775         3,768
   Accrued Expenses                                  1,340         1,326
   Current portion of restructuring accrual            283           521
   Current portion of long-term debt                 2,251         1,451
   Current portion of capital leases                   154           112
                                                -------------------------
     Total current liabilities                      11,230        10,750

Long-term portion of restructuring accrual             265           265
Long-term capital lease obligations                    312           295

Stockholders' equity
   Preferred Stock, $1.00 par value:
      Authorized - 1,000,000 shares;
      Issued and outstanding -
      0 shares in 1998 and 4 in 1997                   -             -
   Common Stock, $.15 par value:
      Authorized - 75,000,000 shares;
      Issued and outstanding -
      57,962,124 shares in 1998 and
      56,828,173 shares in 1997                     8,694         8,525
   Additional paid-in capital                      51,522        51,673
   Accumulated deficit                            (46,281)      (46,451)
                                             ----------------------------
                                                   13,935        13,747


   Less: Treasury stock                              (176)         (176)
                                             ----------------------------

    Total stockholders' equity                     13,759        13,571

Total liabilities and stockholders' equity    $    25,566    $   24,881
                                              --------------------------
                                              --------------------------

See notes to consolidated financial statements.



                            MEDTOX SCIENTIFIC, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                        Three Months Ended       Nine Months Ended
                                           September 30             September 30
                                        1998         1997        1998         1997
                                        ------------------      ------------------



Revenues

  Laboratory service revenues         $   6,861    $  6,528   $  20,715   $  19,485
  Product sales                             748         770       1,879       2,137
                                      ---------------------   ----------------------
                                          7,609       7,298      22,594      21,622

Cost of services                          4,787       4,331      13,867      12,648
Cost of sales                               443         427       1,208       1,311
                                       ---------------------   ---------------------
                                          5,230       4,758      15,075      13,959

                                       --------------------   ---------------------

   Gross profit                          2,379        2,540       7,519       7,663

Operating expenses
  Selling, general and administrative    2,126        2,140       5,993       6,443
  Research and development                 283          230         878         641
                                      ---------------------   ---------------------
                                         2,409        2,370       6,871       7,084

Operating income (loss)                    (30)         170         648         579
                                      ---------------------   ----------------------

Other expenses
  Interest and finance costs, net          162          168         479         444
                                     -----------------------  ---------------------

Net income (loss)                    $    (192)    $      2   $     169         135
                                     -----------------------  ---------------------
                                     -----------------------  ---------------------

Basic net earnings per common share  $   (0.00)    $   0.00   $    0.00  $     0.00
                                     ----------------------   ---------------------
                                     ----------------------   ---------------------

Diluted net earnings per common
 share                               $   (0.00)    $   0.00   $    0.00  $     0.00
                                     ----------------------   ---------------------
                                     ----------------------   ---------------------

Weighted average number of common   57,948,835   55,524,219  57,823,256  48,423,741
 and common equivalent, shares      -----------------------  ----------------------
 outstanding (basic & diluted)      -----------------------  ----------------------


See notes to consolidated financial statements.



                            MEDTOX SCIENTIFIC, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                  Nine Months Ended
                                                                    September 30
                                                                  1998        1997
                                                                  ----------------


Operating activities
Net income                                                      $  169     $   135
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                1,564       1,454
    Write off of goodwill and other assets                         -           -
    Gain on sale or retirement of equipment                         (4)        -
    Provision for losses on accounts receivable                    (74)         39
    Provision for obsolete inventory                               -           (97)
    Changes in operating assets and liabilities,
      net of acquisition:
      Accounts receivable                                         (939)     (1,326)
      Inventories                                                   65         112
      Prepaid expenses and other                                  (241)       (377)
      Accounts payable, accrued expenses and other                  21         445
      Restructuring accruals                                      (238)       (528)
                                                              ---------------------
Net cash used in operating activities                              323        (143)


Investing activities
  Purchases of equipment and improvements                         (809)       (870)
                                                              ---------------------
Net cash provided by (used in) investing activities               (809)       (870)


Financing activities
   Proceeds from sale of equipment                                  -          -
   Debt finance costs                                             (79)         -
   Net proceeds from sale of preferred stock                        -          -
   Net proceeds from sale of common stock                          19           42
   Net change in line of credit                                  (145)       1,966
   Principal payments on capital lease obligations               (135)         (43)
   Principal payments on term loans and notes payable          (2,396)      (1,000)
   Proceeds from term loans and notes payable                   3,196          -
                                                             ----------------------
Net cash provided by financing activities                         460          965

Increase in cash and cash equivalents                             (26)         (48)
Cash and cash equivalents at beginning of period                   58           82
                                                             ----------------------
Cash and cash equivalents at end of period                    $    32     $     34
                                                             ----------------------
                                                             ----------------------

Supplemental noncash activities
During 1998, the Company entered into capital lease obligations of $194,000 to purchase equipment.
During 1997, the Company entered into capital lease obligations of $435,000 to purchase equipment.
During 1997, the Company converted 234 shares of preferred stock into 22,001,232 shares of common stock.


See notes to consolidated financial statements.


                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be attained for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Options and warrants to purchase 5,082,412 shares of common stock at a range of $.4375 to $8.19 were outstanding at September 30, 1998 but were not included in the computation of the diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1997 financial statements to conform with 1998 presentation.

Accounting for Derivatives: In June 1998 the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the company beginning January 1, 2000. SFAS No. 133 establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect, if any, this standard will have on future operating results.

Segment Disclosures: In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprise report financial and descriptive information about its reportable operating segments. This Statement need not be applied to interim financial statements in the initial year of its application, thus the Company has not determined the effect of applying this Statement.

NOTE B -- DEBT

On January 14, 1998, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Norwest Business Credit ("Norwest"). The Credit Agreement consists of (i) a term loan of $2,125,000 which matures on January 15, 2001, (ii) a term loan of $700,000 which matures on January 15, 1999, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable of up to $6,000,000, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Norwest Bank Minnesota, N.A. (the "Base Rate", 8.25% at September 30, 1998) as does the note for capital expenditures. The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate. The revolving line of credit has an interest rate of 1.00% above the Base Rate. As of September 30, 1998 the $2,125,000 term loan carried a balance of $1,653,000; the $700,000 term loan carried a balance of $233,000; the revolving line of credit balance was $3,427,000; and the balance on the capital equipment note was $365,000. The Company utilized $4.5 million of the proceeds received from Norwest to pay off the outstanding loan balances owed to its former lender.

As of September 30, 1998, the Company was not in compliance with certain covenants in its Credit Agreement with Norwest. As a result, all of the companies term debt outstanding has been classified as current. The Company and Norwest are currently renegotiating the terms of the Credit Agreement to address any loan covenant violations and cure the existing default. Management believes that an acceptable resolution will be achieved allowing the company to meet its liquidity requirements through the next twelve months.

NOTE C -- CONTINGENCIES

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Total revenues for the three months ended September 30, 1998 were $7,609,000 as compared to $7,298,000 for the three months ended September 30, 1997. Laboratory service revenues were $6,861,000 for the three months ended September 30, 1998 as compared to $6,528,000 for the three months ended September 30, 1997. This increase of 5% in laboratory service revenues was primarily the result of an increase in laboratory samples of 13% which was the result of increased sales volume from current clients as well as new clients. This increase in unit volume was partially offset by lower per unit prices.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $310,000 for the three months ended September 30, 1998 compared to sales of $405,000 recorded for the same period in 1997. The Company believes that the decrease in sales of 23% is primarily due to increased competition from products perceived as more user friendly than the Company's traditional products. The Company believes that the introduction of its new generation of on-site test kits will enable the Company to compete successfully in the on-site drug screening market and offer comprehensive drug testing kits and services. The first of these next generation test kits, PROFILE(R)-II, received pre-market clearance from the U. S. Food & Drug Administration on July 31, 1998 and shipping commenced in September 1998.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $226,000 for the three months ended September 30, 1998 compared to sales of $182,000 for the three months ended September 30, 1997. The Company believes that the primary reason for the increase of 24% was due to timing differences in orders from the USDA for the Company's products.

         Sales of contract manufacturing services, microbiological and associated product sales were $212,000 for the three months ended September 30, 1998 compared to $183,000 for the same period in 1997. The increase of 16% was due to increased revenue from contract manufacturing services from both historical customers and revenues from customers added in late 1997.

           The gross margin from the revenues generated from the laboratory services was 30% for the three months ended September 30, 1998 a decrease as compared to the same period in 1997, when the gross margin was 34% from laboratory services. The decrease in the gross margin was primarily due to increased costs related to implementation of new tests and a decrease in the average sale price per laboratory sample for the three months ended September 30, 1998 as compared to the same period in 1997. The decrease in average realized sale price was partially offset by savings realized from cost reductions.

         Gross margins from the sales of both manufactured products and products purchased for resale for the three months ended September 30, 1998 were 41% compared to 45% of sales of these products during the three months ended September 30, 1997. The decrease in the gross margin from product sales was primarily due to increased manufacturing costs related to new product development.

         Selling, general and administration expenses for the three months ended September 30, 1998 were $2,126,000, compared to $2,140,000 for the three months ended September 30, 1997. The decrease of $14,000, or 1%, is primarily the result of reduced sales and marketing expenses due to a restructuring of the sales and marketing group in 1997.

         Research and development expenses incurred during the three months ended September 30, 1998 were $283,000 as compared to $230,000 for the same period in 1997. The increase of $53,000 or 23% in research and development expenses is primarily the result of increased expenses for the development of the new generation of on-site test kits. The first of which, Profile(R)-II, received pre-market clearance from the U.S. Food & Drug Administration on July 31, 1998 and shipments commenced September 1998.

         For the three months ended September 30, 1998, the Company incurred net interest and financing costs of $162,000, compared to costs of $168,000 incurred during the three months ended September 30, 1997. This decrease was due to a lower interest rate from new financing for the funds borrowed by the Company to finance certain equipment purchases and provide working capital.

     As a result of the above, the net loss for the three months ended September 30, 1998 was $192,000, compared to net income of $2,000 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Total revenues for the nine months ended September 30, 1998 were $22,594,000 as compared to $21,622,000 for the nine months ended September 30, 1997. The increase was attributable to the increase in revenues from laboratory services. Laboratory service revenues were $20,715,000 for the nine months ended September 30, 1998 as compared to $19,485,000 for the nine months ended September 30, 1997. This increase of 6% in laboratory service revenues was primarily the result of an increase in laboratory samples of 15% which was the result of increased sales volume from current clients as well as new clients. This increase in unit volume was partially offset by lower per unit prices. In addition, the Company realized revenues during the nine months ended September 30, 1998 from courier services, for medical institutions, which it began providing in late 1997.

         Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products were $918,000 for the nine months ended September 30, 1998 compared to sales of $1,239,000 recorded for the same period in 1997. The Company believes that the decrease in sales of 26% is primarily due to increased competition from products perceived as more user friendly than the Company's traditional products. The Company believes that the introduction of its new generation of on-site test kits will enable the Company to compete successfully in the on-site drug screening market and offer comprehensive drug testing kits and services. The first of these next generation test kits, PROFILE(R)-II, received pre-market clearance from the U. S. Food & Drug Administration on July 31, 1998 and shipments commenced in September 1998.

         Product sales also include sales of agricultural diagnostic products. Sales of these products were $376,000 for the nine months ended September 30 1998, compared to sales of $510,000 for the nine months ended September 30, 1997. The primary reason for the decrease was due to decreased purchases by the USDA for the Company's products. The Company believes that this is the result of decreased testing by the USDA for the tests that utilize the Company's products.

         Sales  of  contract   manufacturing   services,   microbiological   and
associated  product sales were $585,000 for the nine months ended  September 30,

1998 compared to $388,000 for the same period in 1997. This increase was primarily due to increased revenues from contract manufacturing services from both historical customers and revenues from customers added in late 1997.

         The gross margin from the revenues generated from the laboratory services was 33% for the nine months ended September 30, 1998 as compared to a gross margin of 35% for the same period in 1997. The decrease in the gross margin was primarily due to increased costs related to new test implementation and a decrease in the average realized sale price per laboratory sample. The decrease in average realized sale price was partially offset by savings realized from cost reductions.

         Gross margins from the sales of both manufactured products and products purchased for resale for the nine months ended September 30, 1998 were 36% compared to 39% of sales of these products during the nine months ended September 30, 1997. The decrease in the gross margin from product sales was due to lower overall sales of products during the nine months ended September 30, 1998 as compared to the same period in 1997 and increased manufacturing costs related to new product development.

         Selling, general and administration expenses for the nine months ended September 30, 1998 were $5,993,000 compared to $6,443,000 for the nine months ended September 30, 1997. The $450,000 or 7% reduction in these expenses in 1998 was primarily the result of reduced sales and marketing expenses due to a restructuring of the sales and marketing group in 1997.

         Research and development expenses incurred during the nine months ended September 30, 1998 were $878,000 as compared to $641,000 for the same period in 1997. The increase of $237,000 or 37% in research and development expenses is primarily the result of increased expenses for the development of additional laboratory based tests as well as increased expenses for the development of the new generation of on-site test kits.

         For the nine months ended September 30, 1998, the Company incurred net interest costs of $479,000, compared to costs of $444,000 incurred during the nine months ended September 30, 1997. This increase was the result of the funds borrowed by the Company to finance certain equipment purchases and provide working capital.

     As a result of the above, the net income for the nine months ended September 30, 1998 was $169,000, compared to net income of $135,000 for the nine months ended September 30, 1997.

Management expects net sales to grow through both the addition of new accounts and the introduction of new laboratory testing services and on-site products, particularly the new Profile(R)-II on-site product for the detection of multiple substances of abuse. In addition, the Company believes that the laboratory business is subject to seasonality consistent with hiring practices of its clients. This seasonality results in higher sales in the second quarter with lower sales in July and December.

Material Changes in Financial Condition

         As of September 30, 1998, cash and cash equivalents were $32,000 compared to $58,000 at December 31, 1997.

         As of September 30, 1998, accounts receivable were $6,566,000 compared to $5,553,000 at December 31, 1997. The increase of $1,013,000, or 18%, is primarily the result of higher sales in the quarter ended September 30, 1998 as compared to the quarter ended December 31, 1997.

         Prepaid expenses and other assets were $656,000 at September 30, 1998 as compared to $415,000 at December 31, 1997. The increase of $241,000, or 58%, is primarily the result of an increase in certain annual expenses, which are being amortized throughout the year.

         At September 30, 1998, the Company had a total balance of restructuring accruals of $548,000 compared to a balance of $786,000 at December 31, 1997. This decrease of 30% is the result of certain payments made during the nine months ended September 30, 1998.

         At September 30, 1998, the Company had a total loan balance owed to its financial lender of $5,678,000, compared to a total balance of $5,016,000 owed at December 31, 1997. The net increase of $662,000, or 13%, was the result of increased borrowings by the Company to provide working capital and to pay for purchases of certain assets which will enable future volume increases to be handled with improved operating efficiencies.

Liquidity and Capital Resources

         Since its inception, the working capital requirements of the Company have been funded primarily by cash received from equity investments in the Company and, more recently, debt financing. At September 30, 1998, the Company had cash and cash equivalents of $32,000 and available borrowings of $50,200. As of September 30, 1998, the Company was not in compliance with certain covenants in its Credit Agreement with Norwest. As a result, all of the companies term debt outstanding has been classified as current. The Company and Norwest are currently renegotiating the terms of the Credit Agreement to address any loan covenant violations and cure the existing default. Management believes that an acceptable resolution will be achieved allowing the company to meet its liquidity requirements through the next twelve months. The Company believes that consistent profitable earnings, as well as continued access to capital, will be the primary basis for funding the operations of the Company for the long term.

         The Company continues to follow a plan, which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's services and products. There can however be no assurance that costs can be controlled, revenues can be increased, additional financing obtained, or that the Company will continue to be profitable.

Impact Of Year 2000

         The "Year 2000" issue arises from the fact that many computer systems rely on a two-digit date code to identify the year (e.g. 98 to represent 1998) and thus may not be able to differentiate between the year 2000 and the year 1900. If not corrected, systems processing date-dependent information may fail or create erroneous results, causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, report results, send invoices, or engage in similar normal business activity.

         The Company has completed its assessment of its internal computer systems and has determined that modification to some portion of its software is required so that its computer systems function properly with respect to dates in the year 2000 and beyond. The Company presently believes that with modification to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

         The Company has initiated formal communication with all of its significant suppliers to determine the extent to which the company is vulnerable to those third parties ability to resolve their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that a failure to convert or a conversion that is incompatible with the Company's system would not have an adverse effect on the Company's systems. Supplier response is not yet complete and the Company is continuing to work to conclude this area of its Year 2000 assessment.

         The Company anticipates completing the Year 2000 project prior to any adverse impact on its computer operating system, however, should such modifications and conversions are not made, or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company continues to assess its readiness relative to Year 2000 issues and will develop a contingency plan for all items not resolved at the end of the first quarter of fiscal 1999.

         The cost of the Year 2000 project is not expected to be material. Changes required to internally supported software are minor compared to the modifications performed in the normal course of business and the Company plans to use internal resources and delay other projects to complete these Year 2000 modifications. Updates to externally supported software are covered under existing service contracts or are not anticipated to have costs material in nature.

         The assessment of the impact, cost, and completion of the Year 2000 project is based on management's best estimates. Actual results could differ materially from those anticipated by factors including, but not limited to, the continued availability of certain resources, third party modification plans, and the ability to locate and correct all relevant computer codes.


ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
------   -----------------------------------------------------

     The Annual Meeting (the "1997 Annual Meeting") of the stockholders of the Company was held on September 11, 1998. The following individuals were elected to serve on the Board of Directors of the Company for the ensuing year and until their respective successors are duly elected and qualified: Harry G. McCoy, Samuel C. Powell, Richard J. Braun, James W. Hansen, Miles E. Efron. Also by a vote of 43,755,303 in favor and 5,226,682 against, at the 1997 Annual Meeting, the stockholders of the Company approved the amendment to Article FOURTH of the Company's Certificate of Incorporation to increase its number of authorized common stock from 60,000,000 shares to 75,000,000 shares. 236,801 shares were abstained or did not vote. During the quarter ended September 30, 1998, no other matters were submitted to a vote of securities holders.

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         Report on Form 8-K dated September 21, 1998 reporting the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Registrant's common stock, payable to stockholders of record on September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 12, 1998

                          MEDTOX SCIENTIFIC, INC.

                          By:      /s/ Harry G. McCoy
                                   Harry G. McCoy, Chairman and President

                          By:      /s/ Richard J. Braun
                                   Richard J. Braun, Chief Executive Officer
                                      and Treasurer