Form 10-K
period 1998-12-31
MEDTOX SCIENTIFIC INC
filed 1999-04-14
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (651) 636-7466

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.15 per share
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-0K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $11,250,000, as of March 23, 1999, based upon a price of $3.875 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 23, 1999, was 2,903,102.

This document contains 67 pages and the Exhibit Index appears at page 39 hereof.

                             MEDTOX SCIENTIFIC, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                Table of Contents
ITEM NO.                                                              PAGE
Part I

   1.    Business. . . . . . . . . . . . . . . . . . . . .               4
   2.    Properties. . . . . . . . . . . . . . . . . . . .              11
   3.    Legal Proceedings . . . . . . . . . . . . . . . .              12
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . .              12

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . .              13
   6.    Selected Financial Data . . . . . . . . . . . . . .            15
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . .            16
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . .            24
   9.    Changes in and Disagreements With
          Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . .          24

Part III

   10.   Directors and Executive Officers
          of the Registrant. . . . . . . . . . . . . . . . . .          26
   11.   Executive Compensation. . . . . . . . . . . . . . . .          27
   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . .              32
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .        33

Part IV

   14.   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . . .           34

Signatures. . . . . . . . . . . . . . . . . . . . . . . .    . .       40

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

ITEM 1.  BUSINESS.

         1.       General.

     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September, 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". MEDTOX Laboratories, Inc. is a toxicology laboratory which provides forensic toxicology, clinical toxicology, and heavy metals analyses. MEDTOX Diagnostics, Inc. develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment. The company is continuing to transition these operating units from being providers of high quality testing services and devices into a broader service organization by supporting underlying laboratory analysis and point-of-care devices with logistics management, data management and overall program management services.

                  The Company entered the laboratory business on February 11, 1994 when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc. ("PDLA"). On January 30, 1996, the Company acquired the assets and certain liabilities of the predecessor of MEDTOX Laboratories, Inc. MEDTOX Laboratories, Inc. is now a wholly owned subsidiary. For the fiscal year ended December 31, 1998, sales from laboratory services accounted for 92% of the Company's revenues. Revenue from the sale of the Company's on-site diagnostic and screening tests and other products, including contract manufacturing services, accounted for 8% of the total revenues of the Company for the year ended December 31, 1998.

         2.       Principal Services, Products, and Markets.

     General. The Company has two reportable segments: laboratory services and products sales. Laboratory services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Manufactured products include a variety of on-site screening products.

         Laboratory Services

                   A. Employment Drug Testing Laboratory Services. The primary source of revenues of the Company is the provision of laboratory testing services for the identification of drugs of abuse. These tests are conducted using methodologies such as various immunoassays, gas liquid chromatography, and gas chromatography/mass spectrometry. MEDTOX Laboratories, Inc. was one of the charter laboratories to be certified by the federal government to perform mandated drug testing on regulated employees. It pioneered security and chain of custody procedures, including sample bar coding as well as stereospecific confirmation methods that assist in maintaining the integrity of the specimens and the confidentiality of the test results.

                  The Company's customers for abused substance testing include public and private corporations. Among this customer base are Fortune 500 companies. In addition to public and private corporations, abused substance testing is also conducted on behalf of service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

                  B. Clinical Toxicology. The Company has a fully certified clinical toxicology reference laboratory specializing in esoteric therapeutic drug monitoring and emergency toxicology. The tests performed in the clinical laboratory are conducted using methodologies such as various immunoassays, gas liquid chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry. The Company performs the analyses of many classes of drugs including: analgesic, antianxiety, anticholinergic, anticoagulant, anticonvulsant, antidepressant, antidiabetic, antiemetic, antihistamine, antiinflammatory, antimicrobial, antipsychotic, bronchodilator, cardiovascular, stimulant, decongestant, immunosuppressant, local anesthetic, muscle relaxant, narcotic analgesic, and sedative medications.

                  The Company's clients for this market consist of hospitals, clinics and other laboratories. Laboratory specimens are delivered to MEDTOX from clients across the country both by the Company's own couriers, contracted delivery services and commercial overnight couriers.

                  C. Heavy metal, trace element, and solvent analyses. The Company operates a laboratory in which blood and urine are tested for heavy metals, trace elements, and solvents. The tests are performed using the methodologies such as Flame and Flameless Atomic Absorption, Inductively Coupled Plasma-Mass Spectrometry, and Gas Chromatography.

                  The Company's clients for this market are other laboratories, occupational health clinics and companies which need to test patients or employees monitored for excess exposure to hazardous materials.

                  D. Logistics, Data, and Program Management Services. The Company also provides services in the areas of logistics management, data management, and program management. These services support the Company's underlying business of laboratory analysis and provide added value to its clients. Value-added services include courier services for medical specimen transportation, management programs for on-site drug testing, data collection and reporting services, coordination of specimen collection sites, and medical surveillance program management.


         Product Sales

                  The Company's test products are easy to use, inexpensive, point-of-care tests. The tests are capable of rapidly detecting the presence of a number of substances in human urine or blood samples, foodstuffs, animals, feed and the environment without the necessity of instruments or technical personnel.

                  In 1998, the Company received FDA 510(k) clearance on the first of its second-generation on- site test products, PROFILE(R)-II. PROFILE(R)-II, is a five-drug lateral flow device for the detection of drugs-of-abuse in human urine. This single-step, immunoassay device has been combined with the company's Data Delivery System and laboratory confirmation capability to produce the PROFILE(R)-II Test System. This integrated on-site testing system is currently being marketed to occupational health clinics, corporate clients, third party administrators, and drug abuse counseling and treatment centers.

                  In addition to the PROFILE(R)-II, the Company's second-generation products also include VERDICT(R)-II on-site screening devices. VERDICT(R)-II products are manufactured in one, two and three drug configurations. Target markets include criminal justice, temporary service companies, the construction industry and drug rehabilitation facilities.

     The Company continues to market the EZ-SCREEN(R) tests. These tests are qualitative assays utilized in agricultural diagnostics to detect mycotoxins and antibiotic residues. Mycotoxins are hazardous substances produced by fungal growth and frequently contaminate corn, wheat, rye, barley, peanuts, tree nuts, cottonseed, milk, rice, and livestock feeds. The EZ-SCREEN agridiagnostic tests are marketed to regulatory authorities and producers of foodstuffs and feeds.

                  The Company distributes on-site tests for the detection of alcohol with the EZ-SCREEN(R) Breath Alcohol Test. The test consists of a small tube containing chemically treated crystals that change color in the presence of alcohol. The Company purchases the Breath Alcohol Test through a distribution agreement.

                  3.       Marketing and Sales.

                  The Company believes that the combined operations of the laboratory services and the on-site test kits manufactured by the Company have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. The Company is in a position to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including (1) on-site tests for the detection of substance of abuse drugs (2) on-site qualitative and quantitative determination of alcohol intoxication (both disposable and electronic instrument detection devices); (3) SAMHSA certified laboratory testing (screening and confirmation); (4) biological monitoring of occupational toxins; (5) consultation; and (6) logistic, data management and program management services.

     The Company  currently  markets these products and all laboratory  services
through  its   dedicated   sales   force,   through   independent   third  party
administrators and through occupational health clinics.

                  Major Customers. The Company had no single customer whose sales amounted to more than 10% of its total revenues during the year ended December 31, 1998. One customer's sales amounted to approximately 7% of the revenues of MEDTOX Laboratories, Inc. while sales to the United States government and its agencies, primarily the United States Department of Agriculture ("USDA"), amounted to approximately 4% of the revenues from MEDTOX Diagnostics, Inc.

                  4.       New Products, Research and Development.

     Product Sales. Primary research and development efforts of the Company during 1998 focused on the development of tests to extend the product offerings in the single-step Profile(R)-II immunochromatographic assay product line produced by the Company. These product line extensions include Verdict(R)-II intended for the criminal justice market and Profile(R)-ER intended for the emergency room market.

                  Verdict(R)-II consists of a line of simplified Profile(R)-II devices designed to test for the drugs that the criminal justice system is primarily concerned with today. MEDTOX has begun to market the Verdict(R)-II tests, with good acceptance, to distributors in this market. Profile(R)-ER is an expanded product which tests for additional drugs, compared to Profile(R)-II. The added drugs are especially pertinent in the rule-out diagnosis of suspected toxic drugs in emergency room settings. MEDTOX hopes to submit Profile(R)-ER for FDA-clearance at the end of the second quarter 1999.

     Laboratory Services. The research and development department of MEDTOX Laboratories develops new assays for new drug entities, develops new assays for existing metabolites of drugs and other toxins, and improves existing assays with the goals of improving the assays' robustness, sensitivity, accuracy, precision, specificity, and cost. Numerous new laboratory-based assays were developed during 1998 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), atomic absorption (AA), inductively coupled plasma mass spectrometry (ICP/MS), and tandem mass spectrometry (LC/MS/MS). During 1999 we plan to add gas chromatography with tandem mass spectrometry (GC/MS/MS) as well. The many new tests developed during 1998 expand our capabilities in the esoteric reference clinical toxicology market (providing sophisticated testing for hospitals and other reference laboratories), expand our capabilities and laboratory services in biological monitoring of toxins in the workplace, expand our capabilities of detecting drugs of abuse for clinical and workplace analysis, and also expand our capabilities in pharmaceutical research analysis. During 1998, MEDTOX developed a medical diagnostic laboratory to service multi-site clinical trials for the pharmaceutical industry and also provide broader services to our industrial toxicology and occupational medicine clients. Business generated by these expanded laboratory services to industrial clients is already becoming significant, while we have also received initial contracts for servicing clinical trials. Significant developmental progress was also made during 1998 for our new line of nutritional assays which include analysis of vitamins, amino acids, trace elements, measures of oxidative stress, and activities of free radical scavenging enzymes. This work allows us to assess an individual's level of oxidative stress, their ability to overcome that oxidative stress, any nutritional deficiencies, and monitor supplementation to improve their ability to overcome that stress. This area of testing is being shown to be important in the detection of susceptibility to cancers, cardiac diseases, dementias, macular degeneration, and is related to the development of serious adverse effects of drugs.
         5.       Raw Materials.

                  Laboratory Services. The raw materials required by the laboratory for urine drug testing consist primarily of two types: specimen collection supplies and reagents for laboratory analysis. The collection supplies include Drug Testing Custody and Control Forms that identify the specimen and the client, as well as document the chain-of-custody. Collection supplies also consist of specimen bottles and shipping boxes. Reagents for drug testing are primarily immunoassay screening products and various chemicals used for confirmation testing. The Company believes all of these materials are available at competitive prices from other suppliers.

                  Product Sales. The primary raw materials required for the immunoassay-based test kits produced by the Company consist of antibodies, antigens and other reagents, plastic injection-molded devices, glass fiber, nitrocellulose filter materials, and packaging materials. The Company maintains an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. The Company possesses the technical capability to produce its own antibodies and has initiated production of antibodies for certain tests. However, if the Company were to change its source of supply for raw materials used in a specific test, additional development, and the accompanying costs, may be required to adapt the alternate material to the specific diagnostic test.

          6.  Patents, Trademarks, Licensing and Other Proprietary Information.

     Product Sales. The Company has a patent pending on the system that it developed which integrates on-site scientific analysis with state-of-the-art data collection and delivery. The system is currently being utilized with the Company's PROFILE(R)-II and Verdict(R)-II products.

                  The Company holds nine issued United States patents relating to on-site testing technology. Eight of these patents generally form the basis for the EZ-SCREEN and one-step technologies while the other patent relates to methods of utilizing whole blood as a sample medium on its immunoassay devices.

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

     Laboratory Services. The Company believes that the basic technologies requisite to the production of antibodies are in the public domain and are not patentable. The Company intends to rely upon trade secret protection of certain proprietary information, rather than patents, where it believes disclosure could cause the Company to be vulnerable to competitors who could successfully replicate the Company's production and manufacturing techniques and processes.

     General. The Company holds approximately 15 registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2001 to 2008. Applications have also been made for additional trade names.

         7.       Seasonality.

                  Laboratory Services. The Company believes that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the summer months, year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing net revenues and cash flow.

     Product Sales. The Company does not believe that seasonality is a significant factor in sales of its on-site immunoassay tests.

         8.       Backlog.

                  Laboratory Services. There exists a delay in recognition of revenues when setting up new accounts for laboratory services. The time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the laboratory, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 1998, the Company did have several accounts which were in the process of being set up where revenues are expected to be realized in 1999.

     Product Sales. At December 31, 1998, MEDTOX Diagnostics, Inc. did not have any significant backlog and normally does not have any significant backlog. The Company does not believe that sales backlog is a significant factor in its business.

         9.       Competition.

     Laboratory Services. Competition in the area of drugs of abuse testing is intense. Competitors and potential competitors include forensic testing units of large clinical laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, Inc. and SmithKline Laboratories, Inc. and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

                  Competitive factors include reliability and accuracy of tests, price structure, service, transportation and collection networks and the ability to establish relationships with hospitals, physicians, and users of drug abuse testing programs. It should be recognized, however, that many of the competitors and potential competitors have substantially greater financial and other resources than the Company.

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

                  Product Sales. The diagnostics market has become highly competitive with respect to the price, quality and ease of use of various tests and is characterized by rapid technological and regulatory changes. The Company has designed its on-site tests as inexpensive, on-site tests for use by unskilled personnel, and has not endeavored to compete with laboratory-based systems. Numerous large companies with greater research and development, marketing, financial, and other capabilities, as well as government-funded institutions and smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which the Company produces its products.

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

         10.      Government Regulations.

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

     2. United States Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company's device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 12 different products and the average time for clearance was 72 days with a maximum of 141 days and a minimum of 20 days. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

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

         11.      Product and Professional Liability.

                  Laboratory Services. The Company's laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company's laboratories have maintained continuous Professional and General Liability insurance since 1984. The insurance policy covers those amounts the Company is legally obligated to pay from damages resulting from a Medical

Incident, which arises out of a Failure to Render Professional Services. To date, the Company has not had any substantial product liability and no material professional service claims are currently pending.

                  Product Sales. Manufacturing and marketing of products by the Company entail a risk of product liability claims. In August, 1993, the Company procured insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. The insurance policy covers damages that the Company is legally obligated to pay as a result from bodily injury and property damage. Consequently, for uncovered claims, the Company could be required to pay any and all costs associated with any product liability claims brought against it, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against the Company. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on the Company and exceed its ability to pay such damages. No product liability claims are pending.

         12.      Employees.

                  As  of  December  31,  1998,   the  Company  had  a  total  of
approximately 315 full time employee equivalents as compared to approximately 305 full time employee equivalents at December 31, 1997. Of the approximate 315 employees, 285 work at and for MEDTOX Laboratories, while the remaining 30 work at MEDTOX Diagnostics, Inc.

                  The Company's employees are not covered by any collective bargaining agreements, and the Company has not experienced any work stoppages and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The administrative offices and laboratory operations of MEDTOX Laboratories, Inc. are located in a 45,207 square foot facility in St. Paul, Minnesota. The facility is rented under a lease which expires in March 2002. The current annual rent, excluding operating costs, for the facility is $396,000 per year.

                  The Company leases approximately 33,000 square feet in Burlington, North Carolina, where it maintains the offices, research and development laboratories, production operations, and warehouse of MEDTOX Diagnostics, Inc. The total rent paid by the Company for this site during the fiscal year ended December 31, 1998 was approximately $122,000. These facilities are currently leased from Dr. Samuel C. Powell, a member of the Board of Directors of the Company. The Company is currently leasing the space on a month-to-month basis and intends to negotiate a new lease with Dr. Powell in the near future. The Company believes it is renting these facilities on terms as favorable as those available from third parties for equivalent premises. In the opinion of management, comparable alternative facilities could be obtained without disruption of the business if a new lease with Dr. Powell is not negotiated. See "Item 13 - Certain Relationships and Related Transactions."

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

ITEM 3.  LEGAL PROCEEDINGS.

                  The Company has entered a settlement agreement with United States Drug Testing Laboratories who asserted a claim of patent infringement against the Company on August 20, 1996. It was alleged that the Company infringes two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company while denying any infringement has reached a settlement agreement with United States Drug Testing Laboratories whereby the Company will pay United States Drug Testing Laboratories $17,500 and issue United States Drug Testing Laboratories 2,500 shares of common stock.

                  On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation in Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court granted Defendants' motion to dismiss the Company's complaint, ruling that the Defendants' conduct did not constitute a violation of Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. Cross motions to dismiss and for partial summary judgment are pending.

     The Company is a defendant in a lawsuit brought by a previous landlord and pending in the Circuit Court of Cook County, Illinois. The landlord alleges that the Company breached the terms of a lease the Company attempted to issue in connection with an asset acquisition. Discovery is continuing in the case. In December 1998, the Court granted summary judgment against the Company on the issue of liability and the matter is set for trial in June 1999 on the issue of damages.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  The Annual Meeting (the "1997 Annual Meeting") of the stockholders of the Company was held on September 11, 1998. The following individuals were elected to serve on the Board of Directors of the Company for the ensuing year and until their respective successors are duly elected and qualified: Harry G. McCoy, Pharm.D., Samuel C. Powell, Ph.D., Richard A. Braun, Miles E. Efron and James W. Hansen. Also by a vote of 2,187,765 shares in favor and 261,334 shares against, at the 1997 Annual Meeting, the stockholders of the Company approved an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase its number of authorized common stock from 3,000,000 shares to 3,750,000 shares. During the year ended December 31, 1998, no other matters were submitted to a vote of securities holders.

         The Company held a special meeting of stockholders on February 22, 1999 to adopt and approve an amendment of the Company's Certificate of Incorporation providing for a one for twenty reverse stock split of outstanding Common Stock of the Company. The amendment was approved by a vote of 2,309,935 in favor and 162,644 against. The reverse split was effective on February 23, 1999 and the stock began trading on the new basis February 24, 1999. All shares and per share amounts presented in the annual report on Form 10-K have been adjusted to reflect the reverse split.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Common Stock

                  Since September 27, 1993, the Common Stock has been listed on the American Stock Exchange currently trading under the symbol "TOX". From September 16, 1992 to September 26, 1993 the Common Stock was traded in and quoted in the Emerging Company Marketplace of the American Stock Exchange ("ECM") under the trading symbol "EDI.EC". As of March 23, 1999, the number of holders of record of the Common Stock was 2,843. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the Common Stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the 1:20 reverse split which took effect on February 24, 1999.



         1999:  (through March 23, 1999)             High              Low
         ----                                        ----              ----
         First Quarter.............................  4 5/8             2 1/8

         1998:                                       High              Low
         ----                                        ----              ----
         First Quarter...........................    7 1/2             5
         Second Quarter........................      8 3/4             5
         Third Quarter...........................    8 3/4             5
         Fourth Quarter.........................     7 1/2             3 3/4

         1997:
         First Quarter...........................    12 1/2            7 1/2
         Second Quarter........................      10                7 1/2
         Third Quarter...........................    10                6 1/4
         Fourth Quarter.........................     7 1/2             5



                  On March 23, 1999, the closing price of the Common Stock as reported by the American Stock Exchange was $3 7/8.

               No dividends have been declared or paid by the Company since its inception and management of the Company has no plans to pay dividend in the foreseeable future. The Company's financial covenants under its debt instrument may effectively preclude the Company from paying dividends.

Series A Preferred Stock

                  To help finance the acquisition of the predecessor to MEDTOX Laboratories, Inc. and provide working capital, the Company issued 407 shares of Series A Preferred Stock in January 1996. There are currently no remaining shares of Series A Preferred Stock outstanding.

                  The Series A Preferred Stock was convertible into shares of Common Stock, at any time from March 30, 1996, the 60th day after the shares of Series A Preferred Stock were first issued by the Company (the "Initial Conversion Date"), until January 30, 1998, the second anniversary of the Initial Preferred Issuance Date, at which time all conversion rights terminated. The Series A Preferred Stock had no voting power and had certain liquidation preference and dividend rights. The number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock equaled the number derived by dividing (i) the purchase price of the Series A Preferred Stock ($50,000 per share) by the lesser of (i) $2.775 (based on pre-reverse split market price) or (ii) 75% of the Market Price of the Common Stock on the day the shares of Series A Preferred Stock were converted into Common Stock. "Market Price" is defined for this purpose as the daily average of the closing bid prices quoted on the American Stock Exchange or other exchange on which the Common Stock is traded for the five trading days immediately preceding the date the shares are converted.

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

     In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).


                                       SEGMENT INFORMATION
                                         (IN THOUSANDS)

         1998                                LAB SERVICES          PRODUCT SALES           TOTAL

       NET SALES FROM
            EXTERNAL CUSTOMERS                  27,070                  2,505             29,575
       SEGMENT PROFIT (LOSS)
            -OPERATING INCOME                   (1,391)                  (906)            (2,297)
       EARNINGS PER SHARE                                                                  (0.79)
       SEGMENT ASSETS                           13,981                 10,619             24,600


         1997

       NET SALES FROM
            EXTERNAL CUSTOMERS                 25,899                  2,695             28,594
       SEGMENT PROFIT (LOSS)
            -OPERATING INCOME                     430                  (405)                 25
       EARNINGS PER SHARE                                                                  0.01
       SEGMENT ASSETS                          14,269                 10,612             24,881


         1996

       NET SALES FROM
            EXTERNAL CUSTOMERS                 23,541                  3,047             26,588
       SEGMENT PROFIT (LOSS)
            -OPERATING INCOME                  (9,155)                (3,653)           (12,808)
       DEEMED DIVIDEND ON PREF STOCK                                                     (6,783)
       EARNINGS PER SHARE                                                                 (0.59)
       SEGMENT ASSETS                           6,643                 17,437             24,080


         1995

       NET SALES FROM
            EXTERNAL CUSTOMERS                  4,612                  2,914              7,526
       SEGMENT PROFIT (LOSS)
            -OPERATING INCOME                  (2,614)                (7,283)            (9,897)
       EARNINGS PER SHARE                                                                 (0.77)
       SEGMENT ASSETS                           1,751                  2,187              3,938


         1994

       NET SALES FROM
            EXTERNAL CUSTOMERS                  3,775                  2,818              6,593
       SEGMENT PROFIT (LOSS)
            -OPERATING INCOME                     (34)                (3,512)            (3,546)
       EARNINGS PER SHARE                                                                 (0.49)
       SEGMENT ASSETS                           4,573                  2,805              7,378


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
                  The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN diagnostic tests in 1985 and introduced its patented one-step assay, VERDICT and RECON, in 1993. In February 1994, the Company completed the acquisition of PDLA. In January 1996, the Company completed the acquisition of the predecessor of MEDTOX Laboratories, Inc. The results of operations for the year ended December 31, 1996 include the results of operations of MEDTOX Laboratories, Inc. for the period January 30, 1996 through December 31, 1996. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities and more recently debt financing.

Year ended December 31, 1998 Compared to Year ended December 31, 1997

Laboratory Services

                  Revenues from Laboratory Services for the year ended December 31, 1998 were $27,070,000 as compared to $25,899,000 for the year ended December 31, 1997. The increase of 4.5% was primarily attributable to increase of 16.5% in laboratory samples for employment drug testing services. This increase was due to increased sales from current clients as well as new clients. Revenue from increase in sample volume was partially offset by an 11.3% decrease in average per unit prices.

                  The gross margin from the revenues generated from the laboratory services was 31% for the year ended December 31, 1998 as compared to a gross margin of 37.5% for the same period in 1997. The decline in gross margin was primarily due to increased costs related to implementation of new tests and a decrease in the average selling price per laboratory sample. The decrease in average realized selling price was partially offset by savings realized from cost savings and improvements in the efficiency of laboratory operations.

                  Selling, general and administration expenses for the year ended December 31, 1998 were $7,929,000, compared to $7,780,000 for the year ended December 31, 1997. The increase of $149,000 or 2% in 1998 was the result of increased costs in several areas including; $379,000 in increased depreciation expense, $133,000 in increased group insurance costs, a $123,000 increase in computer information systems expense, and severance expenses totaling $167,000 related to staff resizing. These increases were partially offset by savings of $564,000 realized from reduced sales and marketing expenses due to a restructuring of the sales and marketing group and an overall effort to reduce and monitor costs.

                  Research and development expenses incurred during the year ended December 31, 1998 were $522,000 as compared to $502,000 for the same period in 1997. This increase of $20,000 was primarily the result of increased in personnel costs due to scheduled salary increases.


                  The Company periodically undertakes a review of the value of the remaining goodwill associated with the acquisition of MEDTOX Laboratories, Inc., to determine if the value is supported by the projected future undiscounted cash flows. Utilizing an undiscounted cash flow analysis, the Company determined that the carrying value of the remaining goodwill associated with the MEDTOX Laboratories, Inc. acquisition is supported by the projected cash flows at December 31, 1998.

                  The Laboratory Services segment for the year ended December 31, 1998, incurred interest and financing costs of $615,000, compared to costs of $609,000 incurred during the year ended December 31, 1997.

               The Company's restructuring reserve increased by $712,000 for the year ended December 31, 1998 as compared to the period ended December 31, 1997. The increase in the reserve was due to an increase in the projected litigation and settlement expenses relating to a lawsuit brought by a previous landlord and pending in the Circuit Court of Cook County, Illinois. The landlord alleges that the Company breached the terms of a lease the Company attempted to issue in connection with an asset acquisition. Discovery is continuing in the case. In December 1998, the Court granted summary judgment against the Company on the issue of liability and the matter is set for trial in June 1999 on the issue of damages.

                  As a result of the above, the net loss for the Laboratory Services segment of the Company for the year ended December 31, 1998 was ($1,391,000), compared to the net income of $430,000 for the year ended December 31, 1997.

Product sales

                  Revenues from Product Sales for the year ended December 31, 1998 decreased 7.1% to $2,505,000 as compared to $2,695,000 for the year ended December 31, 1997. The decrease was primarily attributable to decreased sales in substance abuse testing products and agricultural diagnostic products.

                  Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products decreased 15.0% to $1,297,000 for the year ended December 31, 1998 compared to sales of $1,525,000 in 1997. The Company believes that the decrease in product sales is primarily due to increased competition from products perceived as more user friendly than the Company's traditional products. The Company also believes that the introduction of its new generation of on-site test kits along with its patent pending "test system" has placed the Company in strong position to compete successfully in the on-site drug screening market. The first of these next generation test kits, PROFILE(R)- II, received pre-market 510(k) clearance from the U.S. Food & Drug Administration in the fourth quarter.

                  Product sales also include sales of agricultural diagnostic products. Sales of these products decreased 37.8% to $458,000 for the year ended December 31 1998, compared to $736,000 in 1997. The primary reason for the decrease of $278,000 was the result of decreased purchases by the USDA for the Company's products. The USDA's needs for the company's products vary from year to year and sales to the USDA are expected fluctuate accordingly.

                  Sales of contract manufacturing services, microbiological and associated products increased 72.8% to $750,000 for the year ended December 31, 1998 compared to $434,000 in 1997. This increase was due to increased revenues from both historical customers and new customers added in late 1997.

                    Gross margins from Product Sales for the year ended December 31, 1998 were 33.3% compared to 37% for the year ended December 31, 1997. The decrease in gross margin from product sales was due to lower overall sales of products and increased manufacturing costs related to new product development.

     Revenues from interest and other income for the year ended December 31, 1998 were $1,000 compared to $6,000 for the year ended December 31, 1997.

                  Selling, general and administration expenses for products sales during the year ended December 31, 1998 were $1,045,000, compared to $946,000 for the year ended December 31, 1997. The increase of $99,000 or 10% was primarily the result of implementation costs associated with the introduction of the Company's new generation on-site products.

                  Research and development expenses incurred during the year ended December 31, 1998 were $631,000 as compared to $463,000 for the same period in 1997. The increase of $169,000 or 36.5% was primarily the result of costs associated with the development of the Company's new generation on-site products.

                  For the year ended December 31, 1998, the Product Sales segment incurred interest and financing costs of $59,000. There were no interest charges incurred by this segment during the year ended December 31, 1997. The interest and finance costs were the result of the funds borrowed by the Company to fund asset purchases and working capital requirements.

     As a result of the above, the product sales segment net loss for the year ended December 31, 1998 was ($906,000), compared to the net loss of ($405,000) for the year ended December 31, 1997.


Year ended December 31, 1997 Compared to Year ended December 31, 1996

Laboratory Services

                  Laboratory service revenues were $25,899,000 for the year ended December 31, 1997 as compared to $23,541,000 for the year ended December 31, 1996. This increase of 10% was primarily the result of the timing of the acquisition of MEDTOX whereby the Company realized revenues from MEDTOX for approximately eleven months during the year ended December 31, 1996, as compared to the complete year ended December 31, 1997. Had the acquisition of MEDTOX been effective January 1, 1996, the Company would have had revenues of $24,741,000 from laboratory services during the year ended December 31, 1996, as compared to the $25,899,000 realized from the sale of laboratory services during the year ended December 31, 1997, this would represent a pro forma increase of $1,158,000 or 5%. The 5% increase was the result of increased sales from new and existing customers.

                    The gross margin from the revenues generated from the laboratory services was 37.5% for the year ended December 31, 1997 as compared to a gross margin of 34.8% in 1996. During the year ended December 31, 1997, the Company was able to offset declining average selling prices by reducing costs through the consolidation of laboratory operations in 1996 as well as continued improvements in efficiency of laboratory operations.

                  Selling, general and administration expenses for laboratory services for the year ended December 31, 1997 were $7,780,000, compared to $8,584,000 for the year ended December 31, 1996. The $804,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility, decreased amortization expense, and an overall effort to monitor and control costs.

                    Research and development expenses incurred in the laboratory services segment during the year ended December 31, 1997 were $502,000 as compared to $398,000 for the same period in 1996. This increase of $104,000 was primarily the result of increased new assay development for new drug entities, new assays for existing metabolites of drugs and other toxins, and improvement in existing assays with the goals of increasing the assay's robustness, sensitivity, accuracy, precision, specificity, and cost.

     For the year ended December 31, 1997, the segment had interest and financing costs of $609,000, compared to costs of $469,000 incurred during the year ended December 31, 1996. This increase was the result of the funds borrowed by the Company to complete the financing for the acquisition of MEDTOX.

                  During the year ended December 31, 1996, the Company determined that it would be beneficial to consolidate the laboratory operations of PDLA into the laboratory operations at MEDTOX as well as to down size certain administrative positions at both PDLA and MEDTOX in order to eliminate duplicative functions. As a result of these restructuring steps, the Company recorded charges of $2,424,000 during the year ended December 31, 1996, including a $101,000 write down of the goodwill associated with the PDLA acquisition, to cover certain costs of the restructuring. The Company had no such charge during the year ended December 31, 1997.

                  During 1996 the laboratory testing industry was undergoing a period of intense competition, and MEDTOX began to experience, a declining average selling price. This trend to continued through the end of 1998. In addition, during 1996 the Company expected that alternative testing methods, including available on-site testing, or on-site testing that may become available in future years, may make the current forms of laboratory testing less competitive. While the Company expects to continue to develop and/or evaluate new testing technologies, it was believed that the current form of laboratory testing at MEDTOX could not support the carrying value of the goodwill from the sale of that laboratory to the Company.

     Utilizing an undiscounted cash flow analysis, the Company determined that the carrying value of the remaining goodwill associated with the MEDTOX acquisition exceeded the estimated future cash flows to be generated by that business. Accordingly, the Company recorded a write-off of $6,016,000 at December 31, 1996. The noncash write-off of the goodwill has reduced the future amortization expense of the Company by $317,000 per year.

     As a result of the above, the net income for the year ended December 31, 1997 for the laboratory services segment was $430,000, compared to the net loss of ($9,156,000) for the year ended December 31, 1996.

Product Sales

                  Revenues for product sales for the year ended December 31, 1997 decreased 8.9% to $2,695,000 as compared to $2,957,000 for the year ended December 31, 1996. The decrease is primarily attributable to decreased sales of the Company's agricultural diagnostic products.

                  Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products increased 3.7% to $1,525,000 for the year ended December 31, 1997 compared to $1,471,000 in 1996.

                  Product sales also include sales of agricultural diagnostic products. Sales of these products decreased 33.7% to $736,000 for the year ended December 31 1997, compared to sales of $1,110,000 in 1996. For the year ended December 31, 1996, the Company had sales of $361,000 which were generated through the former operations of Bioman. Excluding these revenues, sales of agricultural diagnostic products were $749,000 for the year ended December 31, 1996. As such, the sales of these products on a pro forma basis declined 1.7% for the year ended December 31, 1997 as compared to the same period in 1996. The primary reason for the increase was due to increased purchases by the USDA for the Company's products.

                  Sales of contract manufacturing services, microbiological and associated product sales were $434,000 for the year ended December 31, 1997 compared to $301,000 for the same period in 1996. This increase was due to increased revenues from contract manufacturing services.

                  Revenues generated from the shipment of products to the U.S. Department of Defense were $75,000 for the year ended December 31, 1996. The Company had no such sales during the year ended December 31, 1997 and 1998.

                  For the year ended December 31, 1997, the Company had no revenues from royalties and fees, compared to $90,000 for the year ended December 31, 1996. This decrease was primarily due to the absence of royalties from American Medical Laboratories, Inc. ("AML") as the agreement with AML expired in 1996.

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

                  Selling, general and administration expenses for the year ended December 31, 1997 were $946,000, compared to $3,559,000 for the year ended December 31, 1996. The $2,613,000 reduction in these expenses in 1997 was primarily the result of the consolidation of certain administrative functions into the MEDTOX facility, decreased amortization expense, and an overall effort to monitor and control costs.

                  Research and development expenses incurred during the year ended December 31, 1997 were $463,000 as compared to $882,000 for the same period in 1996. The reduction of $419,000 in research and development expenses is primarily the result of a reduction of personnel and a refocus of efforts in the research and development function associated with the Company's on-site products.

                  During the year ended December 31, 1996, the Company determined that to improve the operating results of the Company, it would be necessary to sell the former operations of Bioman, close its farm facility and reduce its work force at its Burlington, North Carolina location. As a result of these restructuring steps, the Company recorded charges of $25,000 during the year ended December 31, 1996 to cover certain costs of the restructurings. The Company had no such charge during the year ended December 31, 1997.

     As a result of the above, the net loss for the year ended December 31, 1997 for the product sales segment was $405,000, compared to the net loss of $3,653,000 for the year ended December 31, 1996.

                  In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. To comply with this position, the Company recorded a deemed dividend of $6,783,000 related to the January 1996 sales of the Series A Preferred Stock. This resulted in a reported net loss applicable to common stockholders of $19,592,000 for the year ended December 31, 1996.

Material Changes in Financial Condition

Laboratory Services

                  At December 31, 1998, net accounts and notes receivable for laboratory services were $5,570,000. This $415,000 increase as compared to $5,155,000 at December 31, 1997 was a result of a decrease in the allowance for bad debts and an increase in gross billings prior to pass through costs, in the fourth quarter of 1998 as compared to the same quarter in 1997.

                  Inventories were $432,000 at December 31, 1998 compared to $457,000 at December 31, 1997.

                  Prepaid expenses and other assets were $503,000 at December 31, 1998 as compared to $351,000 at December 31, 1997. The increase of $152,000 is primarily the result of the renewal of insurance policies, annual maintenance contracts, licenses and fees, and an increase in prepaid supplies.

                  The balance of equipment and improvements at December 31, 1998 was $10,275,000 as compared to a balance of $9,030,000 at December 31, 1997. The increase of $1,245,000 was the result of purchases of equipment and capital improvements for the laboratory operation to improve efficiencies and reduce operating costs.

                  As of December 31, 1998, accounts payable totaled $3,345,000 compared to $3,659,000 at December 31, 1997. The decrease of $314,000, or 8.6%, is primarily the result of more timely payment of vendors.

                  Accrued expenses were $1,586,000 at December 31, 1998, as compared to $1,162,000 at December 31, 1997. The increase of $424,000, or 36.5%, was the result of the laboratory supplies received but not invoiced, accruals for severance expenses, and an accrual for the United States Drug Testing Laboratories litigation settlement.

                  At December 31, 1998, the laboratory services segment had a total balance of leases payable of $702,000, compared to a balance of $414,000 at December 31, 1997. The increase in the balance of the leases payable was the result of the leases of certain equipment to improve operating efficiencies in the laboratory.

                   At December 31, 1998, laboratory services had a total balance of restructuring accruals of $1,155,000 compared to a balance of $786,000 at December 31, 1997. The increase in the balance of the restructuring accruals of $369,000, or 47%, was the result of an increase of $712,000 in reserves for pending litigation expenses less $343,000 in restructuring expense payments made during 1998.

                  At December 31, 1998, the Company had a total loan balance owed to its financial lender of $5,268,000, compared to a total balance of $5,016,000 owed at December 31, 1997. The net increase of $252,000, or 5%, was primarily the result of increased borrowings by the Company from its line of credit to pay operating expenses as well as fund the purchases of certain assets to improve operating efficiencies.

Product Sales

     At December 31, 1998, net accounts receivable for product sales were $417,000. This $39,000 decrease as compared to $456,000 at December 31, 1997 was primarily due an improvement in days sales outstanding (DSO).

                  Prepaid expenses and other assets were $21,000 at December 31, 1998 as compared to $64,000 at December 31, 1997. The decrease of $43,000 is primarily the result of the timing of the renewal of annual maintenance contracts, annual licenses and fees.

                  The balance of equipment and improvements at December 31, 1998 was $2,787,000 as compared to a balance of $2,882,000 at December 31, 1997. The decrease of $95,000 was the result of obsolete equipment disposed of during the year.

                  As of December 31, 1998, accounts payable totaled $186,000 compared to $109,000 at December 31, 1997. The increase of $77,000, or 70%, is primarily the result of increased purchases of supplies relating to development and production of the Company's new generation on-site products, as well as certain capital expenditures.

                  Accrued expenses were $138,000 at December 31, 1998, as compared to $164,000 at December 31, 1997.

                  At December 31, 1998, and December 31, 1997, the product sales segment had no leases payable.

                  At December 31, 1998, the product services had a total loan balance owed to its financial lender of $752,000, compared to a total balance of $0 owed at December 31, 1997. The net increase of $752,000, or 100%, was the result of allocation of the portion of the Company's debt secured by the product sales segment being allocated to the segment. Funds were used for working capital as well as purchases of certain assets to improve operating efficiencies.


Liquidity and Capital Resources

                  The working capital requirements of the Company have been funded primarily by cash received from debt financing. At December 31, 1998, the Company had checks written in excess of bank balances in the amount of $142,000. Cash and cash equivalents at December 31, 1998 of $0, compared to $58,000 as of December 31, 1997.

                  The Company is relying on expected positive cash flow from operations, its line of credit, in addition to funds received from private placements of subordinate debt (see discussion below) to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree the inventory of the Company. As of December 31, 1998, the Company had total availability of $367,000 on the line of credit of which $115,000 was borrowed, leaving a net availability of $252,000 as of December 31, 1998.

                  On January 14, 1998, the Company entered into a Credit Security Agreement (the "Wells Fargo Credit Agreement" f/k/a "Norwest Credit Agreement") with Wells Fargo Business Credit (Wells Fargo), f/k/a Norwest Business Credit. The Wells Fargo Credit Agreement consists of (i) a term loan of $2,125,000 which matures on January 15, 1999, (ii) a term loan of $700,000 which matures on January 15, 1999, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Wells Fargo Bank Minnesota, N.A. (the "Base Rate"). The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate as does the line of credit. The note for the capital expenditures carries an interest rate equal to 1.25% above the Base Rate. The Company utilized $4.5 million of the proceeds received from Wells Fargo to pay off the outstanding loan balance owed to its former lender.

                  On November 24, 1998 the Company and Wells Fargo Business Credit amended the Credit Agreement. The amended Wells Fargo Credit Agreement consists of (i) an increase in the remaining balance on the term loan to the original amount of $2,125,000 and extension of the maturity to November 25, 2001, (ii) an increase in the remaining balance on the $700,000 term loan to $417,000 and an extension of its maturity to June 1, 1999, and (iii) a note of up to $1,000,000 for the purchase of capital equipment for 1999.

                  As of December 31, 1998, the Company was not in compliance with the provisions of the minimum debt service coverage ratio, minimum net income, and minimum book net worth covenants of the Norwest Credit Agreement. However, on April 12, 1999, the Company amended the Wells Fargo Credit Agreement (the Third Amendment). The Third Amendment waived the Company's noncompliance with these covenants at December 31, 1998 and also modified the terms of the financial covenants for 1999. Management is of the opinion the Company can achieve the modified financial covenants throughout the course of 1999.

                  At December 31, 1998, the Company received $175,000 from private placements of subordinated debt, with a maturity date of December 31, 2001. The debt carries an interest rate of 12% and has accompanying warrants to purchase a number of shares of common stock equal in exercise price to 25% of the notes purchased. As of March 23, 1999, the Company had received an additional $400,000 from this debt offering. The Company is continuing to sell these securities and may sell up to $1,500,000 in the private placement.

                  The funds received from the amendment to the Norwest Business Credit Agreement and the private placements of subordinated debt were used to fund the working capital needs of the company.

                  In  the   short   term,   the   Company   believes   that  the
aforementioned capital along with additional funds received from the subordinated debt offering will be sufficient to fund the Company's planned operations through 1999. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1999, the Company believes that consistent profitable earnings, as well as access to capital, will be the primary basis for funding the operations of the Company for the long term.

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

                  The Company anticipates completing the Year 2000 project prior to any adverse impact on its computer operating system, however, if such modifications and conversions are not made, or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company continues to assess its readiness relative to Year 2000 issues and will develop a contingency plan for all items not resolved at the end of the first quarter.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Effective May 27, 1998, the Registrant terminated Ernst & Young LLP as its independent accounting firm. The termination of Ernst & Young LLP was approved by the Audit Committee of the Board of Directors of the Registrant. There were no disagreements with Ernst & Young LLP during the last two fiscal years ending December 31, 1997. Accordingly, Ernst & Young LLP has not advised the Registrant of (i) the absence of the internal controls necessary for the Registrant to develop reliable financial statements, (ii) any information which would cause Ernst & Young LLP to no longer rely on management's representations, or that Ernst & Young LLP was unwilling to be associated with the financial statements prepared by management, (iii) any need to expand significantly the scope of its audit, or any information that if further investigated may (a) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements or any financial statements for any fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (b) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, or (iv) any information that has come to the attention of Ernst & Young LLP that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements or (b) any financial statements issued or to be issued covering any fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

               Effective June 3, 1998, the Registrant engaged Deloitte & Touche LLP as its independent accounting firm. Neither the Registrant or any of its subsidiaries has had any prior relationships with Deloitte & Touche LLP.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
                                                                        Initial
Name                    Age     Position with the Company        Effective Date

Harry G. McCoy          47      Chairman of the Board of Directors,        1996
                                 President and Director
Richard J. Braun        54      Chief Executive Officer and Director       1996
Samuel C. Powell, Ph.D. 46      Director                                   1987
James W. Hansen         43      Director                                   1996
Miles E. Efron          72      Director                                   1997
Kevin J. Wiersma        37      Vice President, Controller                 1998
                                 and Secretary

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

         Richard J. Braun, MBA, JD, CPA was named as a Director and elected as Chief Executive Officer in July, 1996. From 1994 until joining the Company, Mr. Braun acted as a private investor and provided management consulting services to the health care and technology industries. From 1992 until 1994, Mr. Braun served as Chief Operating Officer and as a Director of EBP, Inc., a NYSE company engaged in managed care. From 1989 through 1991, Mr. Braun served as Executive Vice President, Chief Operating Officer and Director of Reich and Tang L.P., a NYSE investment advisory and broker dealer firm. Mr. Braun currently is a Director of Enstar, Inc., a public company with investments in health care, and computer connectivity and networking.

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

     Kevin J. Wiersma was named as Secretary, Vice President and Controller on July 20, 1998. Mr. Wiersma joined MEDTOX Laboratories in 1982 and continued with the MEDTOX following its acquisition by the Company. Mr. Wiersma has served in various positions with the Company relating to finance and operations management.

         ITEM 11.          EXECUTIVE COMPENSATION

         The following table and the narrative text discuss the compensation paid during 1998 and the two prior fiscal years to the Company's President and Chief Executive Officer and to the other executive officers whose annual salary and bonuses exceeded $100,000 during 1998.


                                                      Summary Compensation Table
                                                                         Long Term Compensation
                                            --------------------------------------------------
                            Annual Compensation                            Awards                      Payouts

                                                          Other
                                                          Annual     Restricted  Options/    LTIP     All Other
   Name and Principal                                   Compensation Stock        SAR's    Payouts   Compensation
        Position            Year    Salary      Bonus        (1)     Awards (2)    (#)       (2)
-------------------------- ------- --------- ------------ ---------- ----------- --------- --------- -------------

Harry G. McCoy             1998    $209,615      --          --          --       50,000      --          --
Chairman of the Board      1997    $199,489      --          --          --         --        --          --
and President (3)          1996    $166,648      --          --          --         --        --          --

Richard J. Braun           1998    $209,615      --          --          --       50,000      --       $9,060(5)
Chief Executive            1997    $193,479      --          --          --         --        --       $3,195(5)
Officer(4)                 1996    $ 72,696      --          --          --         --        --          --

Kevin J. Wiersma           1998    $ 92,144   $11,700        --          --       5,000       --          --
Vice President,
Controller and
Secretary (6)

Peter J. Heath             1998    $ 91,868      --          --          --      12,500       --       $46,154
Vice President of Finance  1997    $119,235      --          --          --         --        --       $ 3,000
and Chief Financial        1996    $113,677   $30,000        --          --       3,750       --       $ 1,400
Officer(7)


(1) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

(2) Not applicable. No compensation of this type received.

(3) Dr. McCoy was appointed Chairman of the Board and President on July 3, 1996.

(4) Mr. Braun was appointed Chief Executive Officer on July 25, 1996.

(5) Includes $9,060 of premiums paid for by the Company for a disability insurance policy on Mr. Braun for 1998 and $3,195 for 1997.

(6) Mr. Wiersma was appointed Vice President and Secretary on July 20, 1998.

(7) Mr. Heath resigned as Vice President of Finance and CFO on July 31, 1998. As part of Mr. Heath's separation agreement, he is to receive $90,000 payable over nine months. During 1998, Mr. Heath received $46,154 pursuant to the separation agreement.

Stock Options Granted During Fiscal Year

         The following table sets forth information about the stock options granted to the named executive officers of the Company during 1998.


                        Option Grants In Last Fiscal Year
                                                                                                  Potential Realized
                                                                                                  Value at Assumed
                                                                                                  Annual Rates of
                                                                                                  Stock Price
                                                                                                  Appreciation for
                                       Individual Grants                                          Option Term
                           % of Total
                           Options
                 Number    Granted to
                     of    Employees        Exercise
                 Options   in Fiscal        Price             Expiration       5% ($)         10%( $)
Name             Granted   Year             ($/Sh)            Date              (2)           (2)
------------------------------------------------------------------------------------------------------------------

Harry G.
McCoy            50,000    25%              $8.75             03/01/08          $275,141    $697,262

Richard J.
Braun            50,000    25%              $8.75             03/01/08          $275,141    $697,262

Kevin J
Wiersma           5,000     2%              $8.75             03/01/08          $ 27,514    $ 69,726

Peter J.
Heath (1)        10,000     5%              $8.75             03/01/08          $ 55,028    $139,452
                  2,500     1%              $8.75             07/31/03          $  7,440    $ 37,659


(1) Mr. Heath resigned as Vice President of Finance and Chief Financial Officer on 7/31/98. 10,000 options to acquire shares were canceled effective 7/31/98. The remaining 2,500 options to acquire shares were fully vested at 12/31/98.

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

Stock Options Exercised During Fiscal Year and Year-End Values of Unexercised Options

         The following table sets forth information about the stock options held by the named executive officers of the Company at December 31, 1998.


                     Number of
                     Shares                                 Number of Unexercised      Value of Unexercised In-the
                    Acquired                Value           Options at FY-End           Money Options at FY-End
Name                on Exercise            Realized         Exercisable/Unexercisable  Exercisable/Unexercisable (1)

Harry G. McCoy         -                     -                      31,894/18,105               $0/$0
Richard J. Braun       -                     -                      31,894/18,105               $0/$0
Peter J. Heath         -                     -                      2,500/ -                    $0/$0
Kevin J. Wiersma       -                     -                      1,521/3,478                 $0/$0


----------------------------

(1) The closing price of the Common Stock of the Company at December 31, 1998 as $5.00 per share. (Share price adjusted to reflect reverse split.)

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

         Richard J. Braun, Chief Executive Officer, has an employment agreement with the Company with the same terms as Dr. McCoy.

         Kevin Wiersma, Vice President and Controller has a severance agreement with the Company covering the period December 31, 1999, which by its term is extended thereafter in one-year increments unless either the Company or Mr. Wiersma provides written notice to the other party at least six (6) months prior to the end of the original term or each renewal period or unless the agreement is otherwise terminated due to death, permanent disability, or for "cause." The employment agreement provides for an annual salary of at least $95,000 and certain fringe benefits. If Mr. Wiersma's employment with the Company terminates during the term of the agreement involuntarily, other than an involuntary termination on account of misconduct, he will be entitled to a Severance Award. The Severance Award consists of payment of an amount equal to Mr. Wiersma's then current annual salary plus certain health benefits over the course of the twelve
(12) month period following Mr. Wieresma's termination.

         Three other key employees of the Company have severance agreements similar to Mr. Wiersma's agreement.

Compensation Committee and Decision Making

         The compensation of executive officers of the Company for 1998 was determined by the Compensation Committee which is currently comprised of James
W. Hansen, Miles E. Efron, and Samuel C. Powell. Stock options are awarded under the Company's Equity Compensation Plan and Non-Employee Director Plan by the Compensation Committee. All non-employee directors were eligible to receive stock options under the Company's 1991 Non-Employee Director Plan, which is a formula plan in accordance with the requirements of Rule 16b-3 under the Securities Act of 1934, as amended.

Report of the Compensation Committee on Executive Compensation

In General

         The Committee has three primary goals for executive compensation at the Company.

o        Retaining good performers,
o        Rewarding executives appropriately for performance, and
o        Aligning executives' interests with those of stockholders.

         Currently, executive pay consists of three elements that are designed to meet those objectives:

o Base salary is paid based primarily on job responsibilities and industry job comparison. The Committee believes that base salaries at approximately industry averages are essential to retaining good performers.
o Stock options, which allow executives to benefit when the market price of the Company's stock increases.

o Bonuses to be paid upon the attainment of certain financial objectives and individual circumstances when warranted.

Following is additional information regarding each of the above elements.

Base Salary

         Base salary increases for executive officers have been modest and consistent with job performance and increases in responsibility.

Bonus

         Kevin   Wiersma   received  a  bonus  in  1998  as  part  of  incentive
compensation for meeting certain performance-related goals.

Stock Options

         In 1998, certain executive officers received incentive stock options to purchase a total of 117,500 shares. The number of options granted to the executive officers represented 59% of the total options granted in 1998 to all employees.

Summary

         Currently, the Company's executive compensation program rewards the following elements of performance.

o Individual performance is rewarded through continued employment with the Company.
o Stock price performance is rewarded through increases in the value of stock options.
o Financial performance of the Company is rewarded through payments of bonuses upon the attainment of certain financial goals

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

Chief Executive Officer Pay

         Amounts earned during 1998 by the Chief Executive Officer, Richard J. Braun, are shown in the Summary Compensation Table. Achievements by the Company which were deemed material to the Chief Executive Officer's compensation include the attainment of profitability for 1997 for the first time in the Company's history. For the year ended December 31, 1997, the Compensation Committee used, in its deliberations on executive compensation, these criteria and other accomplishments.

   Submitted by the Compensation Committee of the Company's Board of Directors

                                 James W. Hansen
                                 Miles E. Efron
                                Samuel C. Powell


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information available to the Company as of March 22, 1998 regarding the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than Five Percent (5%) of the outstanding Common Stock, (ii) each of the Directors, (iii) the Chief Executive Officer and all executive officers whose compensation was $100,000 or greater during 1998, and (iv) all executive officers and Directors of the Company as a group:


                                      Number of Shares       Percent of Common
  Name                               Beneficially Owned       Stock Outstanding

  Executive Officers and Directors:
  Harry G. McCoy, Pharm. D.
    Chairman and President              187,920 (1)                 6.32%
  Richard J. Braun
    Chief Executive Officer
    and Director                         35,822 (2)                 1.20%
  Samuel C. Powell, Ph.D., Director      72,274 (3)                 2.43%
  Louis Perlman, Director                51,500 (4)                 1.73%
  James W. Hansen, Director               4,722 (5)                     *
  Miles E. Efron, Director                4,444 (6)                     *
  Kevin J. Wiersma
    Vice President, Controller
    and Secretary                         2,045 (7)                     *
  Peter J. Heath
    Vice President-Finance, CFO and
    Secretary                             3,060 (8)                     *
 All Directors and Executive Officers
 As a Group (8 in number)               361,787 (9)                12.16%
----------

*        Less than one percent (1%)

(1) Includes 29,572 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(2) Includes 29,572 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(3) Includes 4,027 shares of Common Stock issuable under stock options which are or will become exercisable within the next 60 days.

(4) Mr. Perlman did not stand for reelection to the Board of Directors at the Company's Annual Meeting of Stockholders held on September 11, 1998. 51,500 shares was the latest information provided to the Company at September 11, 1998.

(5) Includes 2,222 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(6) Includes 1,944 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(7) Includes 1,845 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(8) Includes 2,500 shares of Common Stock issuable under options which are or which will become exercisable within the next 60 days.

(9) Includes 71,682 shares of Common Stock issuable under options which are or will become exercisable within the next 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease Agreement with Dr. Samuel C. Powell

         In July 1986, the Company executed a lease agreement with Dr. Powell providing for a lease to the Company of approximately 16,743 square feet of space at 1238 Anthony Road, Burlington, North Carolina. Since 1986, the Company has expanded the space rented under the lease to approximately 33,000 square feet. Upon the expiration of the original lease, the Company entered into a new lease with Dr. Powell for the same space and at the same base rental rate for a term of one year ending on May 31, 1990. Effective June 1, 1990, the Company has been leasing the space on a month-to-month basis. The Company is currently leasing space at a rate of approximately $10,000 per month. The Company intends to negotiate a new lease with Dr. Powell in the near future. The Company holds certain rights of first refusal to lease additional space in the building if it becomes available (the building contains a total of 42,900 square feet). The total rent paid by the Company to Dr. Powell during the fiscal year ended December 31, 1998 was approximately $122,000. The Company believes the rent amount paid to Dr. Powell is consistent with market rates.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.


a.       (i)      Financial Statements                                  Page

                  Report of Independent Auditors...................       42

                  Consolidated Balance Sheets at December
                    31, 1998 and 1997..............................       44
                  Consolidated Statements of Operations
                    for the years ended December 31,
                    1998, 1997 and 1996............................       45
                  Consolidated Statements of Stockholders'
                    Equity for the years
                    ended December 31, 1998,
                    1997 and 1996..................................       46
                  Consolidated Statements of Cash
                    Flows for the years ended
                    December 31, 1998, 1997 and 1996...........           47
                  Notes to Consolidated Financial
                    Statements......................................      48

         (ii)     Consolidated Financial Statement Schedules

                  Schedule II - Valuation and
                    Qualifying Accounts ............................      61


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

                  10.24 Assignment Agreement dated as of January 10, 1996 between and among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit
                         10.3 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

                  10.25 Amendment Agreement dated as of January 30, 1996 among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

                  10.40 Termination and Settlement Agreement dated as of July 3, 1996 between the Registrant and James D. Skinner. (Incorporated by reference to Exhibit 10.40 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.)

                  10.41 Agreement dated as of March 17, 1997 between the Registrant and Harry G. McCoy whereby Dr. McCoy assigns his rights to the name "MEDTOX" to the Registrant. (Incorporated by reference to Exhibit 10.41 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.)

                  10.42 Employment Agreement dated January 1, 1997 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.42 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 1997.)

                  10.43 Employment Agreement dated January 1, 1997 between the Registrant and Richard J. Braun. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 1997.)

b.       Reports on Form 8-K

         On June 3, 1998, the Company reported a change in its independent accountants. The Company terminated its relationship with Ernst & Young LLP and appointed Deloitte & Touche LLP as its independent auditors.

         On September 18, 1998, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Registrant's common stock, payable to stockholder of record on September 30, 1998. The Rights are distributed pursuant to a Rights Agreement, dated September 18, 1998, between the Registrant and American Stock Transfer & Trust Company.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             MEDTOX SCIENTIFIC, INC.
                               Report on Form 10-K
                        For year ended December 31, 1998


                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K


EXHIBIT #                  DESCRIPTION OF EXHIBIT

3.5 Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc.

21        List of Subsidiaries

24.1      Consent of Deloitte & Touche LLP
24.2      Consent of Ernst & Young LLP

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 1999.

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

         Signature                    Title                           Date

/s/ Harry G. McCoy, Pharm.D.        President,                   April 14, 1999
Harry G. McCoy                      and Chairman of the Board

/s/ Richard J. Braun                Chief Executive Officer      April 14, 1999
Richard J. Braun                    Director

/s/ Kevin J. Wiersma                Vice President,              April 14, 1999
Kevin J. Wiersma                    Controller and
                                    Secretary

/s/ Samuel C. Powell                Director                     April 14, 1999
Samuel C. Powell, Ph.D.

/s/ James W. Hansen                 Director                     April 14, 1999
James W. Hansen

/s/ Miles E. Efron                  Director                     April 14, 1999
Miles E. Efron

                             MEDTOX SCIENTIFIC, INC.

                    Consolidated Financial Statements for the
                Years Ended December 31, 1998, 1997, and 1996 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Medtox Scientific, Inc.

We have audited the accompanying consolidated balance sheet of Medtox Scientific, Inc. (formerly EDITEK, Inc.) and Subsidiaries (the Company) as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index as Item 14.a.2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 1998 financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medtox Scientific, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
March 26, 1999
(April 12, 1999 as to the sixth paragraph of Note 5)

                         Report of Independent Auditors


Board of Directors and Shareholders
Medtox Scientific, Inc. (formerly EDITEK, Inc.)

We  have  audited  the  accompanying   consolidated  balance  sheets  of  Medtox
Scientific, Inc. (formerly EDITEK, Inc.) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medtox Scientific, Inc. (formerly EDITEK, Inc.) at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 6, 1998

                            MEDTOX SCIENTIFIC, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                  (In thousands, except for number of shares)

                                                                                                1998       1997

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                             $      58
   Accounts receivable:
     Trade, less allowance for doubtful accounts ($245 in 1998 and $514 in 1997)              $   5,957      5,443
     Other                                                                                           30        110
                                                                                              ---------  ---------
                                                                                                  5,987      5,553

INVENTORIES:
   Raw materials                                                                                    444        414
   Work in process                                                                                  151        134
   Finished goods                                                                                    80        137
   Supplies                                                                                         432        457
                                                                                              ---------  ---------
                                                                                                  1,107      1,142
   Prepaid expenses and other                                                                       524        415
                                                                                              ---------  ---------
           Total current assets                                                                   7,618      7,168

EQUIPMENT AND IMPROVEMENTS:
   Furniture and equipment                                                                       11,779     10,669
   Leasehold improvements                                                                         1,283      1,243
                                                                                              ---------  ---------
                                                                                                 13,062     11,912
   Less accumulated depreciation and amortization                                               (10,087)    (8,946)
                                                                                              ---------  ---------
                                                                                                  2,975      2,966
GOODWILL, net of accumulated amortization of $3,086 in 1998 and $2,245 in 1997                   14,007     14,747
                                                                                              ---------  ---------
                                                                                              $  24,600  $  24,881
                                                                                              =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks written in excess of bank balances                                                  $     142
   Line of credit                                                                                 3,095  $   3,572
   Accounts payable                                                                               3,531      3,768
   Accrued expenses                                                                               1,724      1,326
   Current portion of restructuring accrual                                                       1,079        521
   Current portion of long-term debt                                                              1,140      1,444
   Current portion of capital leases                                                                186        119
                                                                                              ---------  ---------
           Total current liabilities                                                             10,897     10,750

LONG-TERM PORTION OF RESTRUCTURING ACCRUAL                                                           76        265

LONG-TERM DEBT                                                                                    1,785

LONG-TERM PORTION OF CAPITAL LEASES                                                                 516        295

COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;  authorized shares,  1,000,000;  issued and outstanding shares, none in 1998 and 4 in 1997
   Common stock, $0.15 par value; authorized shares, 3,750,000; issued
     and outstanding shares, 2,899,669 in 1998 and 2,841,409 in 1997                                435        426
   Additional paid-in capital                                                                    59,815     59,772
   Accumulated deficit                                                                          (48,748)   (46,451)
    Treasury Stock                                                                                 (176)      (176)
                                                                                              ---------  ---------
           Total stockholders' equity                                                            11,326     13,571
                                                                                              ---------  ---------
                                                                                              $  24,600  $  24,881
                                                                                              =========  =========

See notes to consolidated financial statements.

                            MEDTOX SCIENTIFIC, INC.

                     CONSOLIDATED STATEMENTS OF operations
                 YEARS ENDED december 31, 1998, 1997, AND 1996
                (In thousands, except share and per share data)


                                                                            1998            1997         1996

REVENUES:
   Laboratory service revenues                                           $    27,070    $   25,899      $    23,541
   Product sales                                                               2,505         2,695            2,957
   Royalties and fees                                                                                            90
   Interest and other income                                                       1             6              138
                                                                         -----------    ----------      -----------
                                                                              29,576        28,600           26,726
COSTS AND EXPENSES:
   Cost of services                                                           18,689        16,191           15,344
   Cost of sales                                                               1,671         1,697            2,151
   Selling, general, and administrative                                        8,974         9,510           11,725
   Research and development                                                    1,153           965            1,280
   Interest and financing costs                                                  674           609              469
   Restructuring costs                                                           712          (397)           2,449
   Goodwill write-off                                                                                         6,117
                                                                         -----------    ----------      -----------
                                                                              31,873        28,575           39,535
                                                                         -----------    ----------      -----------

NET (LOSS) INCOME                                                             (2,297)           25          (12,809)

LESS PREFERRED STOCK DEEMED DIVIDEND                                                                         (6,783)
                                                                         -----------    ----------      -----------
NET (LOSS) INCOME APPLICABLE TO COMMON
   STOCKHOLDERS                                                          $    (2,297)   $       25      $   (19,592)
                                                                         ===========    ==========      ===========

(LOSS) INCOME PER SHARE APPLICABLE TO COMMON
   STOCKHOLDERS - BASIC AND DILUTED                                      $     (0.79)   $     0.01      $   (11.71)
                                                                         ===========    ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                                                2,893,399     2,566,966        1,672,793
                                                                         ===========     =========      ===========


See notes to consolidated financial statements.

                            MEDTOX SCIENTIFIC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (In thousands, except for number of shares)

                                                                                                      Note
                                                                                Additional            Receivable
                                             Preferred Stock    Common Stock     Paid-in  Accumulated from         Treasury
                                           Shares  Par Value  Shares  Par Value  Capital  Deficit     Stockholder  Stock     Total

BALANCE AT DECEMBER 31, 1995                                  521,989  $   78   $ 35,461   $(33,667)  $ (100)      $(76)  $  1,696

   Exercise of stock options
    and warrants                                                5,021       1         45                                        46
   Stock issued for MEDTOX Laboratories,
    Inc. acquisition                                          125,865      19      4,806                                     4,825
   Sale of preferred stock                   407                                  19,126                                    19,126
   Cancellation of note receivable from
     officer in exchange for common stock                                                                100       (100)
   Sale of common stock                                         3,824       1         63                                        64
   Conversion of preferred stock to common
     stock                                  (169)             609,326      91        (91)
   Private placement of common stock                           11,765       2        598                                       600
   Net loss                                                                                 (12,809)                       (12,809)
                                           ------    ------   --------  ------    -------   --------  ------      ------   -------

BALANCE AT DECEMBER 31, 1996                 238            1,277,790     192      60,008   (46,476)              (176)     13,548

   Stock issued for MEDTOX Laboratories,
    Inc. acquisition                                          417,292      62         (62)
   Sale of common stock                                        10,524       2          73                                       75
   Conversion of preferred stock to common
     stock                                  (234)           1,135,803     170        (247)                                     (77)
   Net income                                                                                             25                    25
                                           ------    ------ ---------   -----     --------   -------- -------    ------    -------

BALANCE AT DECEMBER 31, 1997                   4            2,841,409     426      59,772   (46,451)              (176)     13,571

   Sale of common stock                                         4,927       1          24                                       25
   Conversion of preferred stock to common
     stock                                    (4)              53,333       8          (8)
   Value of warrants issued                                                            27                                       27
   Net loss                                                                                  (2,297)                        (2,297)
                                           ------   -----   ---------  ------     -------- --------   ------      ------    ------

BALANCE AT DECEMBER 31, 1998                  -     $  -    2,899,669  $  435     $ 59,815 $(48,748)  $           $(176)   $11,326
                                           ======   =====   =========  =======    ======== =========  ======      ======   ========

See notes to consolidated financial statements.

                            MEDTOX SCIENTIFIC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (In thousands)

                                                                                   1998         1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                            $   (2,297)  $     25   $  (12,809)
   Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
     Depreciation and amortization                                                   2,094      2,083        2,265
     Goodwill write-off                                                                                      6,117
     PDLA write-off                                                                                            284
     Provision for losses on accounts receivable                                        42        156          128
     Gain on sale of equipment                                                          (4)                    (42)
     Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                            (476)    (1,156)        (749)
       Inventories                                                                      35        148           10
       Prepaid expenses and other                                                     (109)      (275)         365
       Accounts payable and accrued expenses                                           161        627        1,025
       Deferred revenues                                                                                       (97)
       Restructuring accruals                                                          369     (1,017)       1,072
                                                                                ----------   --------   ----------
           Net cash (used in) provided by operating activities                        (185)       591       (2,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and improvements                                             (949)    (1,315)      (1,118)
   Proceeds from sale of equipment                                                       4                      45
   Acquisitions, net of cash acquired                                                                      (19,630)
                                                                                ----------   --------   ----------
           Net cash used in investing activities                                      (945)    (1,315)     (20,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in checks in excess of bank balances                                       142
   Net proceeds from sale of preferred stock                                                                19,126
   Net proceeds from sale of common stock                                               25         (2)         710
   Proceeds from line of credit and long-term debt                                  36,669      2,135        5,437
   Principal payments on capital leases                                               (118)       (87)
   Principal payments on line of credit and long-term debt                         (35,646)    (1,346)      (2,315)
                                                                                ----------   --------   ----------
           Net cash provided by financing activities                                 1,072        700       22,958
                                                                                ----------   --------   ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (58)       (24)        (176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          58         82          258
                                                                                ----------   --------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       -    $     58   $       82
                                                                                ==========   ========   ==========

SUPPLEMENTAL NONCASH ACTIVITIES:

During 1998 and 1997, the Company entered into capital lease agreements totaling $414,000 and $468,000, respectively.

During 1996, the Company canceled the note receivable from an officer of $100,000 in exchange for 667 shares of common stock.

In January 1996, the Company acquired MEDTOX Laboratories, Inc. The purchase price was $24 million, which included $19 million cash and the issuance of $5,000,000 in common stock (125,865 shares).

See notes to consolidated financial statements.

                            MEDTOX SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   Summary of significant accounting policies

     The Company - In May 1997, the Company changed its corporate name from EDITEK, Inc. to MEDTOX Scientific, Inc. (MEDTOX). The consolidated financial statements include the accounts of MEDTOX and its wholly owned subsidiaries, MEDTOX Laboratories, Inc. (MEDTOX Laboratories) and MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics) (collectively referred to as the Company).

     MEDTOX Laboratories provides laboratory analyses, logistics management, data management, and program management services. Laboratory analyses including clinical testing services for the detection of substances of abuse and other toxins in biological fluids and tissues. Logistics, data and program management services include courier services for medical specimen transportation, management programs for on-site drug testing, data collection and reporting services, coordination of specimen collection sites, and medical surveillance program management.

     MEDTOX Diagnostics is engaged in the research, development, and sale of products based upon enzyme immunoassay technology for the detection of antibiotic residues, mycotoxins, drugs of abuse and other hazardous substances as well as distribution of agridiagnostic and food safety testing products.

     All   significant   intercompany   transactions   and  balances  have  been
eliminated.

     Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investment maturing within three months when purchased.

     Trade Accounts Receivable - Sales are made to local and national customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies, and health care facilities. Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and services. The Company extends credit based on an evaluation of the customer's financial condition, and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

     Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market at December 31, 1998 and 1997.

     Equipment and Improvements - Equipment and improvements are stated at cost. Provisions for depreciation have been computed using the straight-line method to amortize the cost of depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the economic useful lives of the improvements.

     Revenue Recognition - Sales are recognized in the statement of operations when products are shipped or services are rendered.

     Research and Development - Research and development expenditures are charged to expense as incurred.

     Income Taxes - The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Income (Loss) per Share of Common Stock - Income (loss) per share of common stock amounts are based on the weighted average number of shares of common stock outstanding, as well as shares of common stock that would have been issued and outstanding in certain transactions had the Company had the necessary number of authorized shares of common stock. All other common stock equivalents were anti-dilutive and therefore were not included in the computation of income (loss) per share for all periods presented.

     Goodwill - Goodwill is amortized on a straight-line basis over 20 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. In 1996, the Company recorded goodwill write-offs totaling $6,117,000 (see Note 4).

     Impairment of Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations. When the carrying value of any long-lived asset exceeds its projected undiscounted cash flows, an impairment is recognized to reduce the carrying value to its fair market value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are reduced for the costs to sell.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation. These reclassifications had no effect on net income (loss) or total stockholders' equity as previously reported.

     Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

     Comprehensive Earnings - Comprehensive earnings is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 1998, 1997, and 1996, comprehensive earnings for the Company were equivalent to net earnings as reported.

     Derivative Instruments and Hedging Activities - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments. The statement requires recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value and will be effective in fiscal year 2000. The Company has not yet completed its analysis of the impact SFAS No. 133 will have on its consolidated financial statements.

2.       SEGMENTS

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998, which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

     The Company has two reportable segments: Product Sales and Lab Services. The Product Sales segment is made up entirely of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE II, EX-SCREEN, EX-QUANT, and VERDICT. The Lab Services segment includes MEDTOX Laboratories and CMS. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance.

     In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

     Segment Information
     (In thousands)            Lab Services     Product Sales          Total

     1998:
       Net Sales              $    27,070       $    2,505       $    29,575
       Segment Loss                (1,391)            (906)           (2,297)
       Segment Assets              13,981           10,619            24,600

     1997:
       Net Sales                   25,899            2,695            28,594
       Segment Profit (Loss)          430             (405)               25
       Segment Assets              14,269           10,612            24,881

     1996:
       Net Sales                   23,541            3,047            26,588
       Segment Loss               (15,939)          (3,653)          (19,592)
       Segment Assets               6,643           17,436            24,079


3.   ACQUISITIONS

     In January 1996, the Company acquired MEDTOX Laboratories, a toxicology laboratory located in Saint Paul, Minnesota. The purchase price was $24 million, which included $19 million cash and the issuance of 125,865 shares of common stock. The acquisition was accounted for under the purchase method of accounting under which the Company recorded approximately $22 million of goodwill. The goodwill is being amortized over a period of 20 years (see Note 4).

     The Company financed the acquisition by issuing $19 million of convertible preferred stock and borrowing $4 million under two $2 million term loans. In connection with the acquisition, the Company entered into a revolving line of credit of up to $7 million for working capital purposes.

4.   GOODWILL WRITE-OFF

     In 1996, the Company reviewed the value of the goodwill associated with the acquisition of MEDTOX Laboratories. The purpose of the review was to determine if the value of the goodwill, generated as a result of the price paid by the Company for MEDTOX Laboratories, was in fact supported by the projected future benefit to the Company as measured by projected cash flows.

     Given the highly competitive nature of the testing marketplace, the industry and MEDTOX Laboratories had begun to experience a declining average selling price. In addition the Company believed that alternative testing methods, including on-site testing, would become available in future years that may make the then existing forms of laboratory testing less competitive. While the Company expected to continue to develop and/or evaluate new testing technologies, the then existing form of laboratory testing at MEDTOX Laboratories was unable to support the carrying value of the goodwill generated from the sale of that laboratory to the Company.

     Utilizing an undiscounted cash flow analysis, the Company concluded that the carrying value of the remaining goodwill associated with the MEDTOX Laboratories acquisition exceeded the estimated future cash flows. Accordingly, the Company recorded a write-off of $6,016,000 in December 1996.

     In September 1996, upon the sale of Bioman, the Company recorded a $101,000 write-off of the goodwill associated with the original acquisition of Bioman.

5.   DEBT


     Long-term debt consisted of the following at December 31:

                                                                                            1998            1997

     Term loan, due November 2001, 9% at December 31, 1998                              $   2,066
     Overadvance term loan, due June 1999, 10.75% at December 31, 1998                        358
     Capex note, due November 2001, 9% at December 31, 1998                                   347
     Subordinated notes, due December 2001, 12% at December 31, 1998                          148
     Note payable to bank, due September 2000, 10% at December 31, 1998                         6
     Term loan, paid in 1998                                                                              $  1,444
                                                                                                          --------
                                                                                            2,925            1,444
         Less current portion                                                               1,140            1,444
                                                                                        ---------        ---------
                                                                                        $   1,785            $  -
                                                                                        ==========================

     Long-term debt maturities at December 31, 1998 were as follows:

       1999                                                                                              $   1,140
       2000                                                                                                    784
       2001                                                                                                  1,001
                                                                                                         ---------
                                                                                                         $   2,925

     On January 14, 1998, the Company entered into a Credit Security Agreement (the Norwest Credit Agreement) with Norwest Business Credit (Norwest). The Company utilized $4.5 million of the proceeds from the Norwest Credit
     Agreement to repay the outstanding second term loan owed to its former lender, Heller Financial, Inc. (Heller).

     The Norwest Credit Agreement consists of (i) a term loan of $2,125,000 bearing interest at prime + 1.25% due January 15, 2001; (ii) an overadvance term loan of $700,000 bearing interest at prime + 3% due January 15, 1999;
     (iii) a revolving line of credit of not more than $6,000,000 or 80% of the Company's eligible trade accounts receivable bearing interest at prime + 1% due January 15, 2001; and (iv) a capex note of up to $1,200,000 for the purchase of capital equipment for 1998 bearing interest at prime + 1.25% due January 15, 2001. At December 31, 1998, $3,095,000 was outstanding under the revolving line of credit, and $252,000 was available to be advanced under the borrowing base formula. The Norwest Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels which restrict the payment of dividends. The Norwest Credit Agreement is secured by virtually all of the Company's assets, including equipment, general intangibles, inventories, and receivables.

     On May 22, 1998, the Company and Norwest amended the Norwest Credit Agreement (the First Amendment). The First Amendment waived the Company's noncompliance with the minimum book net worth covenant for the first quarter of 1998. It also set new minimum book net worth requirements for each fiscal quarter through January 31, 1999.

     On November 24, 1998, the Company and Norwest again amended the Credit Agreement (the Second Amendment). The Second Amendment consisted of (i) additional borrowings of up to the original $2,125,000 term loan and extension of the due date to November 25, 2001; (ii) an additional $300,000 borrowing under the original overadvance term loan of $700,000 and an extension of the due date to June 1, 1999; (iii) a capex note of up to $1,000,000 for the purchase of capital equipment for 1999 and extension of the due date to November 25, 2001; (iv) the quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth ratios were modified; (v) the quarterly minimum net income and book net worth levels were adjusted; (vi) a waiver permitting the creation of CMS; (vii) a waiver permitting the mergers of Precision Drug Testing Laboratories of America, Inc., Princeton Drug Testing Laboratories of America, Inc., and MEDTOX Diagnostics into the Company; (viii) a waiver of the Company's noncompliance with the minimum net income and minimum book net worth requirements for the quarter ended June 30, 1998; and (ix) a waiver of the Company's noncompliance with the minimum net income, minimum book net worth, and minimum debt service coverage ratio requirements for the quarter ended September 30, 1998.

     As of December 31, 1998, the Company was not in compliance with the provisions of the minimum debt service coverage ratio, minimum net income, and minimum book net worth covenants of the Norwest Credit Agreement. However, on April 12, 1999, the Company amended the Norwest Credit Agreement effective April 1, 1999 (the Third Amendment). The Third Amendment waived the Company's noncompliance with these covenants at December 31, 1998 and also modified the terms of the financial covenants for 1999. Management is of the opinion the Company can achieve the modified financial covenants throughout the course of 1999. Accordingly, long-term debt under the Norwest Credit Agreement has not been reclassified as current.

     On December 31, 1998, the Company received $175,000 from private placements of subordinated debt. The notes require payment of the principal amount on December 31, 2001. Interest at 12% per annum is paid semiannually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 8,750 shares of common stock, exercisable from December 15, 1999 to December 31, 2001, at an exercise price of $5.00 per share. The Company has determined the value of the warrants at the date of grant to be $27,000. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

     During the first quarter of 1999, the Company received an additional $400,000 from private placements of subordinated debt under the same terms as the December 1998 debt issuances. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 20,000 shares of common stock at an exercise price of $5.00 per share.

     Interest paid for all outstanding debt was $599,000, $576,000, and $424,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

6.   STOCKHOLDERS' EQUITY

     The Board of Directors declared a one-for-twenty reverse stock split effective February 20, 1999. Accordingly, all stock option, warrant, share, and per share data included in this report have been restated to reflect the reverse split.

     The Company has sold its common stock in various private transactions as follows:

                          Number         Price
                            of            Per         Net
                          Shares         Share     Proceeds

     1996                11,765         $51.00   $ 600,000

     In January 1996, the Company sold 407 shares of Series A Preferred Stock at a price of $50,000 per share. Each share of Series A Preferred Stock was convertible into shares of common stock. The amount of common shares to be issued upon the exercise of the conversion right is derived by dividing (i) the purchase price of one share of Series A Preferred Stock, $50,000 by
     (ii) the lower of (x) $2.775 or (y) 75% of the market price of the common stock on the date the conversion right is exercised. The market price is defined as the daily average of the closing bid prices quoted on the American Stock Exchange for the five trading days immediately preceding the date the conversion right is exercised. At December 31, 1998, all 407 shares of Series A Preferred Stock had been converted into 1,798,462 shares of common stock.

     The market price of the Company's common stock was $70.00 on the date of issuance of the Series A Preferred Stock. The reduction in the conversion price of the Series A Preferred Stock from $70.00 to $52.50 per share was valued at $6,783,333 and recorded as a preferred stock dividend to arrive at the 1996 net loss available to holders of common stock in the calculation of net loss per share in 1996.

     As part of the purchase price paid by the Company for the acquisition of MEDTOX Laboratories, the Company issued 125,865 shares of common stock.

     In connection with the issuance of the common shares, the Company agreed that if, after the closing date of the MEDTOX Laboratories acquisition, the market value of the Company's common stock declined below approximately $39.60 per share, the Company would issue additional shares of common stock (Additional Shares) to shareholders of MEDTOX Laboratories who retain their shares of common stock at specified dates through November 19, 1997 (the Repricing Dates). The following is a summary of the price resets, the market price per share used for purposes of calculating the reset quantity of shares, and the quantity of additional shares that were issued in 1997:



                                Market Price Related          Shares
     Repricing Date               to Repricing Date           Issued
     May 23, 1996                       $31.20                 55,953
     November 22, 1996                  $19.00                 64,673
     March 27, 1997                      $8.25                257,898
     November 19, 1997                   $7.50                 38,768
                                                          -----------
                                                              417,292

     At December 31, 1998, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants are as follows:

                                                                                    Number of
                                 Exercise Price          Period                      Shares
                                    Per Share          Exercisable                  Reserved
       Series N                   $    59.20    Expired March 17, 1999                1,634
       Series O                        55.40    Expired January 30, 1999              29,333
       Subordinated notes 12%           5.00      December 15, 1999 to
                                                   December 31, 2001                   8,750
                                                                                 -----------
                                                                                      39,717

     In addition, at December 31, 1998, 416,770 shares of common stock were reserved for future issuances under the stock option plans discussed in
     Note 7.

     On September 18, 1998, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right for each common share then outstanding. Subsequent to that date the Company maintains a plan in which one preferred share purchase right (Right) exists for each common share of the Company. Each Right entitles its holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock.

7.   STOCK OPTION AND PURCHASE PLANS

     The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant.

     The following table summarizes information about stock options outstanding at December 31, 1998:


                                                                       Plan Options Outstanding           Weighted
                                                                                               Non-        Average
                                                     Shares                                  employee     Exercise
                                                    Available      1983 ISO        1993      Director       Price
                                                    for Grant        Plan          Plan        Plan         Share
     Balance at December 31, 1995                    167,297        22,470        36,052       2,393       $66.80

       Additional shares reserved for issuance        45,047
       Granted                                       (11,915)                     11,250         665        56.60
       Canceled                                       24,231        (7,699)      (21,984)     (2,247)       64.80
       Exercised                                                    (4,460)                     (561)        9.20
                                                    --------       -------      --------     -------

     Balance at December 31, 1996                    224,660        10,311        25,318         250        69.40

       Additional shares reserved for issuance        93,817
       Granted                                       (11,500)                                 11,500         8.75
       Canceled                                       14,250        (2,601)      (14,250)                   63.80
       Exercised
                                                    --------       -------      --------     -------

     Balance at December 31, 1997                    321,227         7,710        11,068      11,750        49.80

       Additional shares reserved for issuance         3,496
       Granted                                      (145,750)                    145,750                    10.01
       Canceled                                       38,690        (2,274)      (35,307)     (3,333)       55.63
       Exercised
                                                    --------       -------      --------     -------

     Balance at December 31, 1998                    217,613         5,436       121,511       8,417       $14.43
                                                    ========       =======      ========     =======


                                                           Plan Options Outstanding           Options Exercisable
                                                                                Weighted
                                                                   Weighted      Average                  Weighted
                                                                    Average     Remaining                  Average
            Range of                                Number         Exercise    Contractual    Number      Exercise
         Exercise Prices                          Outstanding        Price        Life      Exercisable     Price
             $8.75                                   125,348       $   8.75         9          59,758      $  8.75
        $30.00 - $59.99                                1,376          53.53         3           1,376        53.99
        $60.00 - $89.99                                5,786          71.92         6           5,780        71.92
       $90.00 - $119.99                                  625         102.24         5             625       102.24
       $120.00 - $149.99                               1,729         130.88         2           1,729       130.88
            $153.80                                      500         153.80         3             500       153.80
                                                   ---------                                  -------
                                                     135,364       $  14.43                    69,768      $ 19.77


                                                                    Options Outstanding       Options Exercisable
                                                                                Weighted                  Weighted
                                                 Range of                        Average                   Average
                                                 Exercise           Number      Exercise      Number      Exercise
             Option Plan                          Prices          Outstanding     Price     Exercisable     Price
     1983 Incentive Stock Option Plan       $48.80 - $143.80          5,436       $99.70        5,430      $ 99.73
     1993 Equity Compensation Plan           $8.75 - $153.80        121,511        10.48       57,185        12.41
     Nonemployee Director Plan              $8.75 - $  92.60          8,417        16.49        7,153        17.86
                                                                  ---------                   -------
                                                                    135,364       $14.43       69,768      $ 19.77



     Nonqualified Stock Options - The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

     Qualified Employee Stock Purchase Plan - The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 25,000. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plan. Accordingly, no compensation expense has been recognized for its stock option awards, because the exercise price of all options equals the market price of the stock on the grant date. Had compensation expense for the Company's stock option awards been determined based upon their grant date fair value consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss applicable to common stockholders and basic and diluted loss per share applicable to common stockholders would have been $2,746,000 and ($0.95 per share), $87,000 and ($.03 per share), and $20,027,000 and ($11.97 per share) for
     1998, 1997, and 1996, respectively. The fair value of the options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions:

                                         1998            1997           1996

     Expected life (years)                 5               5              5
     Interest rate                       4.25%           6.0%           6.0%
     Volatility                          90.5%         103.0%         119.5%
     Dividend yield                         0%             0%             0%

     The weighted average fair value of options granted in 1998 was $5.22 per share.

8.   LEASES

     The Company leases office and research facilities from a director under a month-to-month operating lease. Rental payments to the director were approximately $122,000, $121,000, and $122,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company leases other offices and facilities and office equipment under certain operating leases which expire on various dates through March 2002. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent. See also
     Note 9 regarding restructuring costs relative to certain facility leases. The Company subleases one of its facilities to another party whereby that party makes payments directly to the lessor.

     As of December 31, 1998, the Company is obligated for future minimum lease payments (excluding payments under the leases vacated as part of the 1996 restructuring discussed in Note 9) without regard for sublease payments under noncancelable leases as follows (in thousands):

                                                      Capital     Operating
                                                      Leases       Leases

     1999                                              $257         $ 804
     2000                                               221           633
     2001                                               143           556
     2002                                                91           139
     2003 and thereafter                                122
                                                       -----       ------
                                                        834        $2,132
     Amount representing interest                       132
                                                      -----
     Present value of net minimum lease payments        702
     Less current portion                               186
                                                      -----
     Long-term capital lease obligations              $ 516
                                                      =====

     Rent expense (including amounts for the facilities leased from the director) amounted to $751,000, $582,000, and $638,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

9.   RESTRUCTURING COSTS

     During 1996, the Company recorded restructuring costs of $2,449,000 as a result of the consolidation of the laboratory operations of PDLA into the laboratory operations at Medtox Laboratories, the sale of the former operations of Bioman, and the reduction of its work force at certain of its facilities. In fiscal 1996, payments of $646,000 were made against the restructuring reserves.

     In fiscal 1997, restructuring reserves decreased by $1,017,000 to $786,000 at December 31, 1997, due to payments of $620,000 and a decrease in the estimate of the required reserve of $397,000 in December 1997.

     In fiscal 1998, restructuring reserves increased by $369,000 to $1,155,000 at December 31, 1998, due to payments of $342,000 and an increase in the estimate of the required reserve of $711,000 in the fourth quarter of 1998 resulting from preliminary unfavorable court rulings relative to certain contingencies originally accrued for in 1996.

10.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                         1998           1997
     Deferred tax liability -
       Excess fixed asset basis                                     $       (194)

     Deferred tax assets:
       Excess fixed asset basis                                                    $       169
       Excess goodwill basis                                               1,421         1,897
       Medical reserve                                                       104            -
       Net operating loss carryforwards                                   13,523        13,487
       Research and experimental credit carryforwards                         65            41
       Restructuring costs                                                   439           298
       Legal reserve                                                          68            76
       Other                                                                 284           413
                                                                    ------------   -----------
     Total net deferred tax assets                                        15,710        16,381
     Valuation allowance for deferred tax assets                         (15,710)      (16,381)
                                                                    ------------   -----------
     Net deferred tax asset                                         $         -    $        -
                                                                    ============   ===========

     At December  31, 1998,  the Company had net  operating  loss  carryforwards
     (NOLs) of approximately $35,600,000 which are available to offset taxable income through 2013 and begin to expire in 1999. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that might not be realized.

     Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership may have occurred in connection with stock transactions in 1996, and another change in ownership may have occurred in connection with the conversion of Series A Preferred Stock in 1997 and 1998. As a result of these changes in ownership, the future availability of the NOL to offset taxable income is likely substantially curtailed.

11.  BENEFIT PLANS

     The  Company   has  a  defined   contribution   benefit   plan  that  cover
     substantially all employees who meet certain age and length of service requirements. Contributions to the plans are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 1998, 1997, and 1996 was $98,000, $152,000, and $80,000, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a suit in Circuit Court of Cook County, Illinois to a claim of unpaid rent obligations associated with an idle facility in Illinois. The Company answered the complaint denying responsibility for the obligation. In December 1998, the Court granted summary judgment against the Company on certain issues relative to this matter. While the Company intends to vigorously defend this action, in December 1998, following the summary judgment, an additional accrual, as discussed in Note 9, was established.

     The Company has entered a settlement agreement with United States Drug Testing Laboratories who asserted a claim of patent infringement against the Company on August 20, 1996. It was alleged that the Company infringes two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company while denying any infringement has reached a settlement agreement with United States Drug Testing Laboratories whereby the Company will pay United States Drug Testing Laboratories $17,500 and issue United States Drug Testing Laboratories 2,500 shares of common stock.

     The Company believes that the probable outcome of the above contingencies will not materially affect the financial position or results of operations of the Company.

     On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two former outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted the defendants' Motion to Dismiss the Company's complaint, ruling that the defendants' conduct did not constitute a violation of Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). On July 21, 1998, the Court of Appeals reversed the U.S. District Court's dismissal and remanded the case back to the U.S. District Court.

     Under the MEDTOX Laboratories acquisition agreements, the Company may be contingently liable for certain tax liabilities incurred by the former MEDTOX Laboratories shareholders. At the present time, the possible liability under this agreement is not reasonably ascertainable because the agreement, as written, is ambiguous and its intent is not clear. Under the agreement, the obligation, if any, on the part of the Company can be deferred under certain circumstances and at the present time the Company believes this deferral will be available to the Company for the foreseeable future.

SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS


                                     Balance at     Charged to Costs   Charged to Other  Deductions         Balance at
                                    Beginning of      and Expenses         Accounts                         the End of
                                       Period                                                               Period
Year Ended December 31, 1998:
Deducted from Asset Accounts:
Allowance for Doubtful Accounts       $  515,000        $   22,000                        $  292,000(3)    $   245,000
Restructuring Accrual                 $  786,000        $  711,111(5)     $      -        $  341,000(5)    $ 1,155,000


Year Ended December 31, 1997:
Deducted from Asset Accounts:
Allowance for Doubtful Accounts       $  358,000        $  157,000        $      -       $        -       $   515,000
Restructuring Accrual                 $1,803,000        $        -        $      -       $ 1,017,000(4)   $   786,000


Year Ended December 31, 1996:
Deducted from Asset Accounts:
Allowance for Doubtful Accounts       $ 130,000        $   241,000        $  100,000(2)   $  113,000(3)    $   358,000
Restructuring Accrual                 $      -         $ 2,449,000                        $  646,000(1)    $ 1,803,000



(1) Represents severance payments and payments on lease obligations.

(2) $100,000 charged to Other Accounts represents the amount acquired through MEDTOX acquisition.

(3) Uncollectible accounts written off, net of recoveries

(4) Includes reduction of $397,000 of Lease Liability deemed to no longer be an obligation of the Company.
     The remainder is due in payments toward the liability.

(5) Represents payments of lease obligations and an increase of estimate on future lease payments.