Form 10-Q
period 1999-03-31
MEDTOX SCIENTIFIC INC
filed 1999-05-12
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of May 10, 1999, was 2,903,161.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                     Page

Part I     Financial Information:

           Item 1:

             Unaudited Consolidated Balance Sheets - March 31, 1999
             and December 31, 1998 ...............................       3

             Unaudited Consolidated Statements of Operations - Three
             Months Ended March 31, 1999 and 1998....................... 5

             Unaudited Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1999 and 1998....................    6

             Notes to Consolidated Financial Statements...........       7

           Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........   12

Part II   Other Information .....................................       17
             Signatures ...........................................     18

                            MEDTOX SCIENTIFIC, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands except per share amounts)
                                  (Unaudited)


                                                  March 31            December 31
                                                    1999                 1998
                                               -------------------------------------


Assets
Current assets
   Cash and cash equivalents                           $   699              $    -

   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($245-1999; $245-1998)               7,157                5,957
         Other                                              35                   30
                                               -------------------------------------
                                                         7,192                5,987
   Inventories:
         Raw materials                                     442                  444
         Work in process                                   230                  151
         Finished goods                                     96                   80
         Supplies                                          429                  432
                                               -------------------------------------
                                                         1,197                1,107

   Prepaid expenses and other                              689                  524
                                               -------------------------------------


         Total current assets                            9,777                7,618



Equipment and improvements:
    Furniture and equipment                             11,852               11,779
    Leasehold improvements                               1,287                1,283
                                               -------------------------------------
                                                        13,139               13,062
    Less accumulated depreciation
         and amortization                              (10,449)             (10,087)
                                               -------------------------------------

                                                         2,690                2,975
Goodwill, net of accumulated amortization of
    $3,277 in 1999 and $3,086 in 1998                   13,816               14,007

                                               -------------------------------------


Total assets                                          $ 26,283             $ 24,600
                                               =====================================


                            MEDTOX SCIENTIFIC, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands except per share amounts)
                                  (Unaudited)

                                                  March 31            December 31
                                                    1999                 1998
                                               -------------------------------------



Liabilities and stockholders' equity
Current liabilities
   Line of credit                                      $ 3,928              $ 3,095
   Checks written in excess of bank balances           $     -              $   142
   Accounts payable                                      4,124                3,531
   Accrued expenses                                      1,986                1,724
   Current portion of restructuring accrual              1,065                1,079
   Current portion of long-term debt                       964                1,140
   Current portion of capital leases                       186                  186
                                               -------------------------------------

         Total current liabilities                      12,253               10,897


Long-term portion of restructuring accrual                  48                   76
Capital lease obligations                                  487                  516
Long term debt obligations                               1,977                1,785

Stockholders' equity
   Preferred Stock, $1.00 par value:
         Authorized - 1,000,000 shares;
         Issued and outstanding - none
         none in 1999 and none in 1998                       -                    -
   Common Stock, $ .15 par value:
         Authorized - 3,750,000 shares;
         Issued and outstanding -
         2,903,100 shares in 1999 and
         2,899,669 shares in 1998                          437                  435
   Additional paid-in capital                           59,845               59,815
   Accumulated deficit                                 (48,588)             (48,748)
   Treasury stock                                         (176)                (176)
                                               -------------------------------------

        Total stockholders' equity                      11,518               11,326


                                               -------------------------------------

Total liabilities and stockholders' equity            $ 26,283             $ 24,600
                                               =====================================



                            MEDTOX SCIENTIFIC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)


                                                              Three Months Ended
                                                                   March 31
                                                            1999                1998
                                                     -----------------------------------------
                                                        (Unaudited)          (Unaudited)
Revenues

   Laboratory service revenues                                  $ 7,050               $ 6,547
   Product sales                                                    785                   532
                                                     -----------------------------------------
                                                                  7,835                 7,079

Cost of services                                                  4,839                 4,391
Cost of sales                                                       407                   352
                                                     -----------------------------------------
                                                                  5,246                 4,743

                                                     -----------------------------------------

          Gross profit                                            2,589                 2,336

Operating expenses
   Selling, general and administrative                            2,020                 1,811
   Research and development                                         233                   307
   Interest and financing costs                                     176                   140
                                                     -----------------------------------------
                                                                  2,429                 2,258
                                                     -----------------------------------------

Net income (loss)                                                   160                    78
                                                     =========================================

Income per share-basic and diluted
                                                                    .06                   .03
                                                     =========================================

(1) Income per share for the three months ended March 31, 1998 has been restated to reflect a one-for-twenty reverse stock split in February 1999.


                                     MEDTOX SCIENTIFIC, Inc.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                      Three Months Ended
                                                                   March 31          March 31
                                                                  1999                 1998
                                                             -------------------------------------
Operating activities
Net income                                                             $ 160                 $ 78
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                      553                  486
      Changes in operating assets and liabilities;
         Accounts receivable                                          (1,204)                (402)
         Inventories                                                     (90)                  49
         Prepaid expenses and other                                     (165)                 (84)
         Accounts payable, accrued expenses and other                    854                  145
         Restructuring accrual                                           (42)                 (70)
                                                             -------------------------------------
Net cash used in operating activities                                     66                  202

Investing activities
    Purchases of equipment and improvements                              (77)                (521)

Financing activities
    Checks in excess of bank balance                                    (142)                   -
    Net proceeds from sale of common stock                                 2                    7
    Net proceeds from line of credit and long
       term debt                                                       7,727                5,386
    Principal payments on capital leases                                 (29)                 (36)
    Principal payments on line of credit and long
       term debt                                                      (6,848)              (4,779)
                                                             -------------------------------------
Net cash provided by financing activities                                710                  578
                                                             -------------------------------------

Increase  in cash and cash equivalents                                   699                  259
Cash and cash equivalents at beginning of period                           -                   58
                                                             -------------------------------------

Cash and cash equivalents at end of period                             $ 699                $ 317
                                                             =====================================



Supplemental noncash activities
During the three months ended March 31, 1999, the Company entered into capital lease agreements totaling $58,300.


                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K and the notes thereto included, for the year ended December 31, 1998.

The Company's stockholders approved a one-for-twenty reverse stock split effective February 23, 1999. All stock options, warrant, share and per share data included in this report reflect the effect of this reverse split.

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using "treasury stock" method.

(In thousands, except share and per share amounts)  Three Months Ended March 31
                                                    1999               1998


Net Income (A)                                     $160                $78
                                                    ===                 ==

Weighted average number of shares
    Of common stock outstanding (B)             2,875,288           2,880,196
                                                =========           =========

Dilutive effect of stock options                   16,000               0
                                               ==========        =============

Common stock and common stock
     Equivalents (C)                            2,891,288           2,880,196

Net income per share:
     Basic (A/B)                                  $.06                 $.03
                                                  ----                 ----
     Diluted (A/C)                                $.06                 $.03
                                                  ----                 ----

Reclassifications: Certain reclassifications have been made to the 1998 financial statements to conform with 1999 presentation.


Comprehensive Income: Comprehensive income is a measure of all nonowner changes in stockholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sales securities. For the three months ended March 31, 1999 and 1998, comprehensive income for the Company was equivalent to net income as reported.

Accounting for Derivatives: In June 1997 the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities", which will be effective for the company beginning January 1, 2000. SFAS No. 133 establishes new accounting reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect, if any, this standard will have on future operating results.

NOTE B - DEBT

On January 14, 1998, the Company entered into a Credit Security Agreement (the "Wells Fargo Credit Agreement" f/k/a "Norwest Credit Agreement") with Wells Fargo Business Credit (Wells Fargo), f/k/a Norwest Business Credit. The Wells Fargo Credit Agreement consists of (i) a term loan of $2,125,000, (ii) a term loan of $700,000, (iii) a revolving line of credit based upon the balance of the Company's trade accounts receivable, and (iv) a note of up to $1,200,000 for the purchase of capital equipment for 1998. The term loan of $2,125,000 carries an interest rate equal to 1.25% above the publicly announced rate of interest by Wells Fargo Bank Minnesota, N.A. (the "Base Rate"). The $700,000 term loan has an interest rate equal to 3.00% above the Base Rate as does the line of credit. The note for the capital expenditures carries an interest rate equal to 1.25% above the Base Rate. The Company utilized $4.5 million of the proceeds received from Wells Fargo to pay off the outstanding loan balance owed to its former lender.

On November 24, 1998 the Company and Wells Fargo Business Credit amended the Credit Agreement. The amended Wells Fargo Credit Agreement consists of (i) an increase in the remaining balance on the term loan to the original amount of $2,125,000, (ii) an increase in the remaining balance on the $700,000 term loan to $417,000, and (iii) a note of up to $1,000,000 for the purchase of capital equipment for 1999. As of March 31, 1999 the $2,125,000 term loan carried a balance of $1,889,000; the $700,000 term loan carried a balance of $183,000; the revolving line of credit balance was $3,928,000; and the balance on the capital equipment note was $327,000.

As of December 31, 1998, the Company was not in compliance with certain covenants of the Wells Fargo Credit Agreement. However, on April 12, 1999, the

Company amended the Wells Fargo Credit Agreement (the Third Amendment). The Third Amendment waived the Company's noncompliance with these covenants at December 31, 1998, increased the limit on the note for the purchase of capital equipment from $1,000,000 to $1,400,000 and also modified the terms of the financial covenants for 1999, including the March 31, 1999 measurement date. As of March 31, 1999 the Company was in compliance with the covenants of the Wells Fargo Credit Agreement as modified by the Third Amendment.

At March 31, 1999, the Company had received $575,000 ($400,00 of which was received during the first quarter of 1999) from private placements of subordinated debt, with a maturity date of March 31, 2001. The debt carries an interest rate of 12% and has accompanying warrants to purchase a number of shares of common stock equal in exercise price to 25% of the notes purchased.

The Company has determined the value of the warrants at the date of the grants to be $28,500. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

The funds received from the amendment to the Wells Fargo Credit Agreement and the private placements of subordinated debt were used to fund the working capital needs of the Company.

NOTE C - SEGMENTS

     The Company has two reportable segments: Product Sales and Lab Services. The Product Sales segment is made up entirely of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN(R), and VERDICT(R). The Lab Services segment includes MEDTOX Laboratories. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance.

     In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss.

Segment Information
     (In thousands)                    Lab Services    Product Sales      Total

  Three months ended March 31, 1999
      Net Sales                         $  7,050        $   785         $ 7,835
      Segment Income (Loss)                  233            (73)            160
      Segment Assets                      15,634         10,649          26,283

  Three months ended March 31, 1998
      Net Sales                         $  6,547        $   532        $  7,079
      Segment Income (Loss)                  296           (218)             78
      Segment Assets                      14,767         10,983          25,750

NOTE D - CONTINGENCIES

In February, 1999 the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20, 1996. It was alleged that the Company infringes two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company while denying any infringement has settled with United States Drug Testing Laboratories and has paid United States Drug Testing Laboratories $17,500 and issued United States Drug Testing Laboratories 2,500 shares of common stock valued at $12,500. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not effect results of operations during the three months ended March 31, 1999.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction


MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". MEDTOX Laboratories, Inc. is a toxicology laboratory which was founded in 1984 and provides forensic toxicology, clinical toxicology, and heavy metals analyses. MEDTOX Diagnostics, Inc. develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment. The company is continuing to transition these operating units from being providers of high quality testing services and devices into a broader service organization by supporting underlying laboratory analysis and point-of-care devices with logistics management, data management and overall program management services.

The Company has two reportable segments: laboratory services and product sales. Laboratory services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product sales include a variety of on-site screening products.

The Company commenced operations as Environmental Diagnostics, Inc. in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of Conventional Biodiagnostic Products as a result of its acquisition of Granite Technological Enterprises, Inc. in 1986. The Company entered the laboratory testing market when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc., (PDLA) in 1994. On January 30, 1996 the Company, then known as EDITEK, Inc., completed the acquisition of MEDTOX. In 1997, the Company changed its name to MEDTOX Scientific, Inc.


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Laboratory Services

Revenues from Laboratory Services for the three months ended March 31, 1999 were $7,050,000 as compared to $6,547,000 for the three months ended March 31, 1998. The increase of $503,000 or 7.7% was primarily attributable to an 8.2% increase in laboratory samples. This increase in unit volume was partially offset by lower per unit prices.

The gross margin from the revenues generated from the laboratory services was 31.4% for the three months ended March 31, 1999 as compared to a gross margin of 32.9% for the same period in 1998. The decrease in gross margin is primarily attributable to lower unit prices.

Selling, general and administrate expenses for the three months ended March 31, 1999 were $1,739,000, compared to $1,547,000 for the three months ended March 31, 1998. The increase of $192,000 or 12.4% in 1999 was primarily the result of increased depreciation expenses and one time costs associated with the reverse stock split.

Research and development expenses incurred during the three months ended March 31, 1999 were $80,000 as compared to $172,000 for the same period in 1998. This decrease of $92,000 was primarily the result of a decrease in personnel costs.

The Laboratory Services segment for the three months ended March 31, 1999 incurred interest and financing costs of $159,000, compared to costs of $140,000 incurred during the three months ended March 31, 1998 primarily as a result of higher debt levels.

As a result of the above, the net incomes for the Laboratory Services segment of the Company for the three months ended March 31, 1999 was $233,000, compared to the net income of $296,000 for the three months ended March 31, 1998.

Product sales

Revenues from Product Sales for the three months ended March 31, 1999 increased 47.5% to $785,000 as compared to $532,000 for the three months ended March 31, 1998. The increase was attributable to increased sales in all product sales areas.

Product sales from substance abuse testing products incorporates the EZ-SCREEN(R) PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances. Sales from these products increased 42.4% to $447,000 for the three months ended March 31, 1999 compared to sales of $314,000 in 1998. The increase in product sales is primarily due to a strong response to the introduction of the Company's second-generation test kit, PROFILE(R)-II.

Product sales from agricultural diagnostic products increased 84.5% to $155,000 for the three months ended March 31, 1999 compared to $84,000 in 1998. The primary reason for the increase of $71,000 was the result of increased purchases by the USDA for the Company's products. The USDA's needs for the company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 35.1% to $181,000 for the three months ended March 31, 1999 compared to $134,000 in 1998. This increase was due to increased revenues from both historical customers and new customers added in late 1998.

Revenues generated from products sold to the U.S. Department of Defense were $2,000 for the three months ended March 31, 1999. The revenues were realized as part of the final termination of the Company's contract with the U.S. Department of Defense. The Company had no such sales during 1998.

Gross margins from Product Sales for the three months ended March 31, 1999 were 48.2% compared to 33.8% for the three months ended March 31, 1998. The increase in gross margin from product sales was due to higher overall sales of products.

Selling, general and administrative expenses for Products Sales during the three months ended March 31, 1999 were $281,000, compared to $264,000 for the three months ended March 31, 1998. The increase of $17,000 or 6.4% was primarily the result of increased costs associated with the higher volume.

Research and development expenses incurred for Product Sales during the three months ended March 31, 1999 were $153,000 as compared to $135,000 for the same period in 1998. The increase of $18,000 or 13.3% was primarily the result of costs associated with the continued development of the Company's new generation on-site products.

For the three months ended March 31, 1999, the Product Sales segment incurred interest and financing costs of $17,000. There were no interest charges incurred by this segment during the three months ended March 31, 1998. The interest and finance costs were the result of the funds borrowed by the Company to fund asset purchases and working capital requirements.

As a result of the above, the Product Sales segment net loss for the three months ended March 31, 1999 was ($73,000), compared to the net loss of ($218,000) for the three months ended March 31, 1998.

Material Changes in Financial Condition

Laboratory Services

As of March 31, 1999 net accounts and notes receivable for Laboratory Services were $6,576,000 compared to $5,554,000 at December 31, 1998. This increase of $1,022,000 or 18.4% was primarily the result of higher sales for the month ended March 31, 1999 as compared to the month December 31, 1998.

Prepaid expenses and other assets were $614,000 at March 31, 1999 as compared to $503,000 at December 31, 1998. This increase of $111,000 or 22.1% is primarily the result of renewal of annual licenses, fees, and maintenance contracts which will be amortized throughout the year.

At March 31, 1999, Laboratory Services had a total balance of restructuring accruals of $1,113,000 compared to a balance of $1,155,000 at December 31, 1998. The decrease of $42,000 is the result of certain payments made during the quarter ended March 31, 1999.

At March 31, 1999, Laboratory Services had a total loan balance owed to its financial lender of $6,016,000 compared to a total balance of $5,264,000 at December 31, 1998. The increase of $752,000 or 14.3% was the result increased borrowing during the quarter ended March 31, 1999.

Product Sales

At March 31, 1999, net accounts receivable for Product Sales were $581,000. This $178,000 increase as compared to $403,000 at December 31, 1998 was primarily due to higher sales in the quarter ended March 31, 1999 as compared to the quarter ended December 31, 1998.

Prepaid expenses and other assets were $75,000 at March 31, 1999 as compared to $21,000 at December 31, 1998. The increase of $54,000 is primarily the result of the renewal of certain annual expenses which will be amortized throughout the year.

At March 31, 1999, the Product Sales segment had a total loan balance owed to its financial lender of $853,000, compared to a total balance of $756,000 owed at December 31, 1998. The net increase of $97,000, or 12.8%, was the result of increased borrowing from the Company's line of credit to pay operating expenses.

Liquidity and Capital Resources

Cash received from debt financing has been the primary source of funding for the working capital requirements of the Company. At March 31, 1999, the Company had cash and cash equivalents of $699,000 and available borrowings of $632,000. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1999. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1999, the Company believes that consistent profitable earnings, as well as access to debt and equity, will be the primary basis for funding the operations of the Company for the long term.

The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's products, services, and research and development contracts. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will continue to be profitable.

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

The Company has completed its assessment of its internal computer systems and is in the process of completing and testing modifications required to a portion of its software so that its computer systems function properly with respect to dates in the year 2000 and beyond. The Company presently believes that these modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has initiated formal communication with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties ability to resolve their own Year 2000 issues. As there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that a failure to convert or a conversion that is incompatible with the Company's system would not have an adverse effect on the Company's systems, the Company is developing contingency plans including alternate vendors and increased stock levels for all critical items.

The Company anticipates completing the Year 2000 project prior to any adverse impact on its computer operating system, however, if such modifications and conversions are not made, or completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company continues to assess its readiness relative to Year 2000 issues and is developing a contingency plan for all items not resolved at the end of the first quarter.

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


ITEM 2   CHANGES IN SECURITIES

During the three months ended March 31, 1999 the Company issued warrants to purchase 20,000 shares of common stock at an exercise price of $5.00 per share.

The warrants were issued in connection with the private placement of $400,000 of subordinated notes and were issued on the following dates:

        Date              Warrants           Subordinated Debt
        ----              --------           -----------------
January   4, 1999           2,500                $  50,000
January 20, 1999            5,000                $ 100,000
February 6, 1999           10,000                $ 200,000
February 7, 1999            2,500                $  50,000
                          -------                ---------

Total                     20,000                 $400,000

The Company has determined the value of the warrants at the date of the grants to be $28,500. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued. Sales of the notes and warrants were exempt from registration under SEC Rules 504 and 505 and Section 4 (1) of the Securities Act of 1933.



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


ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.  Inapplicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 11, 1999


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