Form 10-Q
period 1999-06-30
MEDTOX SCIENTIFIC INC
filed 1999-08-16
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period            to

Commission file number 1-11394

                             MEDTOX SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                95-3863205
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporated or organization)                   Identification No.)

         402 West County Road D, St.Paul, Minnesota                    55112
-------------------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code:              (651) 636-7466
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of August 13, 1999, was 2,903,278.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I  Financial Information:

          Item 1:  Financial Statements

            Consolidated Balance Sheets - June 30, 1999 (Unaudited)
            and December 31, 1998 ......................                     3

            Consolidated Statements of Operations - Three
            Months Ended June 30, 1999 and 1998 and Six
            Months Ended June 30, 1999 and 1998 (Unaudited).........         5

            Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 1999 and 1998 (Unaudited).........         6

            Notes to Consolidated Financial Statements...............        7

          Item 2:

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations ....... .....     11

Part II  Other Information ..........................................       19
             Signatures ..............................................      20


                             MEDTOX SCIENTIFIC, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for number of shares)
                                  (Unaudited)




                                                       June 30            December 31
                                                         1999                1998
Assets
Current assets
   Cash and cash equivalents                           $    -             $      -

   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($246-1999; $245-1998)              7,397                5,957
         Other                                             60                   30
                                               ------------------------------------
                                                        7,457                5,987
   Inventories:
         Raw materials                                    462                  444
         Work in process                                  168                  151
         Finished goods                                    89                   80
         Supplies                                         503                  432
                                               ------------------------------------
                                                        1,222                1,107

   Prepaid expenses and other                             728                  524
                                               ------------------------------------


         Total current assets                           9,407                7,618



Equipment and improvements:
    Furniture and equipment                            12,285               11,779
    Leasehold improvements                              1,305                1,283
                                               ------------------------------------
                                                       13,590               13,062
    Less accumulated depreciation
         and amortization                             (10,793)             (10,087)
                                               ------------------------------------

                                                        2,797                2,975
Goodwill, net of accumulated amortization of
    $3,492 in 1999 and $3,086 in 1998                  13,601               14,007

                                               ------------------------------------

Total assets                                         $ 25,805             $ 24,600
                                               ====================================



                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for number of shares)
                                  (Unaudited)


                                                           June 30            December 31
                                                             1999                1998
                                                        ------------------------------------

Liabilities and stockholders' equity
Current liabilities
   Line of credit                                              $ 4,482              $ 3,095
   Checks written in excess of bank balances                        58                  142
   Accounts payable                                              2,727                3,531
   Accrued expenses                                              1,700                1,724
   Current portion of restructuring accrual                        734                1,079
   Current portion of long-term debt                             1,480                1,140
   Current portion of capital lease obligations                    186                  186
                                                        ------------------------------------

         Total current liabilities                              11,367               10,897


Long-term portion of restructuring accrual                           -                   76
Capital lease obligations                                          404                  516
Long term debt obligations                                       1,774                1,785

Stockholders' equity
         Preferred Stock, $1.00 par value:
         Authorized - 1,000,000 shares;
         Issued and outstanding -
         none in 1999 and none in 1998                               -                    -
   Common Stock, $ .15 par value:
         Authorized - 3,750,000 shares;
         Issued and outstanding -
         2,903,236 shares in 1999 and
         2,899,669 shares in 1998                                  437                  435
   Additional paid-in capital                                   59,845               59,815
   Accumulated deficit                                         (47,846)             (48,748)
  Treasury stock                                                  (176)                (176)
                                                        ------------------------------------

        Total stockholders' equity                              12,260               11,326

                                                        ------------------------------------

Total liabilities and stockholders' equity                    $ 25,805             $ 24,600
                                                        ====================================


                            MEDTOX SCIENTIFIC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                           Three Months Ended                             Six Months Ended
                                                                June 30                                      June 30

                                                        1999                1998                     1999                1998
Revenues

   Laboratory service revenues                              $ 8,210              $ 7,307                $ 15,260      $ 13,854
   Product sales                                                942                  599                   1,727         1,131
                                                            -----------------------------               ----------------------
                                                              9,152                7,906                  16,987        14,985

Cost of services                                              5,386                4,878                  10,225         9,278
Cost of sales                                                   549                  413                     956           765
                                                            ----------------------------                ----------------------
                                                              5,935                5,291                  11,181        10,043

          Gross profit                                        3,217                2,615                   5,806         4,942

Operating expenses

   Selling, general and administrative                        2,254                1,867                   4,274         3,669
   Research and development                                     187                  288                     420           595
   Interest and financing costs                                 199                  177                     375           317
   Other  non-recurring                                        (164)                   -                    (164)            -
                                                            ----------------------------                ----------------------
                                                              2,476                2,332                   4,905         4,581
                                                            ----------------------------                ----------------------
Net income                                                      741                  283                     901           361
                                                            ----------------------------                ----------------------
                                                            ----------------------------                ----------------------
   Basic net earnings per common share                       $ 0.26               $ 0.10                  $ 0.31        $ 0.12
                                                            ----------------------------                ----------------------
                                                            ----------------------------                ----------------------
   Diluted net earnings per common share                     $ 0.25               $ 0.10                  $ 0.31        $ 0.12
                                                            =============================               ======================

(1) Income per share for the three months ended June 30, 1998 and the six months ended June 30, 1998 has been restated to reflect a one-for-twenty reverse stock split in February, 1999


                                       MEDTOX SCIENTIFIC, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                           Six Months Ended
                                                                        June 30           June 30
                                                                          1999              1998
                                                                  ------------------------------------
Operating activities
Net income                                                          $         901         $       361
   Adjustments to reconcile net income  to net cash
    used in operating activities:
      Depreciation and amortization                                         1,113               1,027
      Changes in operating assets and liabilities;
         Accounts receivable                                               (1,470)             (1,080)
         Inventories                                                         (115)                (44)
         Prepaid expenses and other                                          (204)                (78)
         Accounts payable, accrued expenses and other                        (827)               (481)
         Restructuring accruals                                              (421)               (107)
                                                                  ------------------------------------
Net cash used in operating activities                                      (1,023)               (402)

Investing activities
    Purchases of equipment and improvements                                  (529)               (677)

Financing activities
    Checks in excess of bank balance                                          (84)                  -
    Net proceeds from sale of common stock                                      2                  12
    Net proceeds from line of credit, term loans
       and notes payable                                                   19,061               6,290
    Principal payments on capital lease obligations                          (112)                (94)
    Principal payments on line of credit, term loans
       and notes payable                                                  (17,315)             (5,131)
                                                                  ------------------------------------
Net cash provided by financing activities                                   1,552               1,077
                                                                  ------------------------------------

Increase  in cash and cash equivalents                                          -                  (2)
Cash and cash equivalents at beginning of period                                -                  58
                                                                  ------------------------------------

Cash and cash equivalents at end of period                           $          -         $        56
                                                                  ====================================



Supplemental noncash activities
During  1999,  the Company  entered  into  capital  lease  obligations  totaling
$58,300.

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


                                                  Three months ended            Six months ended
                                                        June 30                        June 30
                                                  1999          1998              1999           1998

Net Income (A)                                    $741,000       $283,000       $901,000       $361,000
Weighted average number of shares
  of common stock outstanding (B)                2,903,502      2,897,033      2,902,414      2,888,666

Dilutive effect of stock options                    30,386              0         23,193              0
Common stock and common
 stock equivalents (C)                           2,933,888      2,897,033      2,925,607      2,888,666
Net income per share:
         Basic (A/B)                                  $.26           $.10           $.31           $.12
         Diluted (A/C)                                $.25           $.10           $.31           $.12


Reclassifications:   Certain  reclassifications  have  been  made  to  the  1998 financial statements to conform with 1999 presentation.


Comprehensive Income: Comprehensive income is a measure of all nonowner changes in stockholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sales securities. For the six months ended June 30, 1999 and 1998, comprehensive income for the Company was equivalent to net income as reported.

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

On June 4, 1999 the Company and Wells Fargo Business Credit amended the Credit Agreement. The amended Wells Fargo Credit Agreement consists of an increase in the $700,000 term loan to the original amount of $700,000. As of June 30, 1999 the $2,125,000 term loan carried a balance of $1,712,000; the $700,000 term loan carried a balance of $700,000; the revolving line of credit balance was $4,482,000; and the balance on the capital equipment note was $309,000.

As of December 31, 1998, the Company was not in compliance with certain covenants of the Wells Fargo Credit Agreement. However, on April 12, 1999, the Company amended the Wells Fargo Credit Agreement (the Third Amendment). The Third Amendment waived the Company's noncompliance with these covenants at December 31, 1998, increased the limit on the note for the purchase of capital equipment from $1,000,000 to $1,400,000 and also modified the terms of the financial covenants for 1999. As of June 30, 1999 the Company was in compliance with the covenants of the Wells Fargo Credit Agreement as modified by the Third Amendment.

At June 30, 1999, the Company had received $575,000 ($400,000 of which was received during the first quarter of 1999) from private placements of subordinated debt, with a maturity date of March 31, 2001. The debt carries an interest rate of 12% and has accompanying warrants to purchase a number of shares of common stock equal to 25% of the notes purchased at an exercise price of $5.50 per share.

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

NOTE C - SEGMENTS

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998, which changes the way the Company reports information about its operating segments. The information for 1998 has been restated to conform to the 1999 presentation.

     The Company has two reportable segments: Product Sales and Lab Services. The Product Sales segment is made up entirely of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE II, EZ-SCREEN, EZ-QUANT, and VERDICT. The Lab Services segment includes MEDTOX Laboratories and CMS. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance.

In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss.

Segment Information
     (In thousands)                        Three months ended               Six months ended
                                                June 30                          June 30
Laboratory  Services:                      1999            1998            1999           1998
    Net Sales                             8,210           7,307          15,260         13,854
    Segment Income(Loss)                    710             500             943            796

Product Sales:                             1999            1998            1999           1998
    Net Sales                               942             599           1,727          1,131
    Segment Income(Loss)                     31           (217)            (42)          (435)

Total:                                     1999            1998            1999           1998
    Net Sales                             9,152           7,906          16,987         14,985
    Income(Loss)                            741             283             901            361


NOTE D - CONTINGENCIES

In February, 1999 the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20, 1996. It was alleged that the Company infringes two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company while denying any infringement has settled with United States Drug Testing Laboratories and has paid United States Drug Testing Laboratories $17,500 and issued United States Drug Testing Laboratories 2,500 shares of common stock valued at $12,500. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not effect results of operations during the three months and the six months ended June 30, 1999.

Under the MEDTOX Laboratories acquisition agreement, the sellers of MEDTOX Laboratories, remain liable for any and all damages awarded for any infringement which may have occurred on or before the closing date of the Purchase Agreement. The Purchase Agreement also provides for the seller to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court cost in connection with any infringement which may have occurred on or before the closing date. The company is seeking to recover $79,000 in damages from the sellers in accordance with these provisions of the Purchase Agreement for legal fees and settlement cost relating to the United States Drug Testing Laboratories claim.

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation in Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court granted Defendants' motion to dismiss the Company's complaint, ruling that the Defendants' conduct did not constitute a violation of
Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999, the United States District Court for the District of Minnesota ruled in favor of the Company in its claim against Morgan Capital LLC. The Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. The Company believes it is likely that Morgan Capital will appeal the decision to the 8th Circuit U.S. Court of Appeals.

In May, 1999 the Company settled a lawsuit in the Circuit Court of Cook County, Illinois. The suit was brought by a previous landlord who alleged that the Company breached the terms of a lease in connection with the asset acquisition of MEDTOX Laboratories. In December 1998, the Court had granted summary judgment against the Company on the issue of liability. The Company settled this matter for $684,965. The Company had previously accrued $850,000 for this contingency.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Laboratory Services

Revenues from Laboratory Services for the three months ended June 30, 1999 were $8,210,000 as compared to $7,307,000 for the three months ended June 30, 1998. The increase of $903,000 or 12.4% was primarily attributable to an 8.8% increase in laboratory samples and an increase in average revenue per sample from value added services.

The gross margin from the revenues generated from the laboratory services was 34.4% for the three months ended June 30, 1999 as compared to a gross margin of 33.2% for the same period in 1998. The increase in gross margin is primarily attributable to improved efficiencies from higher sample volume and increased revenue from value added services.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $2,009,000 compared to $1,650,000 for the three months ended June 30, 1998. The increase of $359,000 or 21.8% in 1999 was primarily the result of increased sales expenses. As a percentage of sales, selling, general and administrative expenses were 24.5% for the three months ended June 30, 1999 compared to 22.6% for the same period in 1998.

Research and development expenses incurred during the three months ended June 30, 1999 were $84,000 as compared to $132,000 for the same period in 1998. This decrease of $48,000 was primarily the result of a decrease in personnel costs.

The Laboratory Services segment for the three months ended June 30, 1999 incurred interest and financing costs of $183,000, compared to costs of $148,000 incurred during the three months ended June 30, 1998 primarily as a result of higher debt levels.

As a result of the above, the net income for the Laboratory Services segment of the Company for the three months ended June 30, 1999 was $710,000, compared to the net income of $500,000 for the three months ended June 30, 1998.

Product Sales

Revenues from Product Sales for the three months ended June 30, 1999 increased 57.3% to $942,000 as compared to $599,000 for the three months ended June 30, 1998. The increase was attributable to increased sales in all product sales areas.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 90.8% to $561,000 for the three months-ended June 30,1999 compared to sales of $294,000 in 1998. The increase in product sales is primarily due to a strong response to the introduction of the Company's second-generation test kits, PROFILE(R)- II and

VERDICT(R)- II. The Company is continuing to develop new products in this area and plans to introduce its Emergency Room (ER) panel in the first quarter of 2000.

Product sales from agricultural diagnostic products increased 7.6% to $71,000 for the three months ended June 30, 1999 compared to $66,000 in 1998. The primary reason for the increase of $5,000 was the result of increased purchases by the USDA for the Company's products. The USDA's needs for the company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 30.1% to $310,000 for the three months ended June 30, 1999 compared to $239,000 in 1998. This increase was due to increased revenues from both historical customers and new customers added in late 1998.

Gross margins from Product Sales for the three months ended June 30, 1999 were 41.8% compared to 31.1% for the three months ended June 30, 1998. The increase in gross margin from product sales was due to higher overall sales of products.

Selling, general and administration expenses for Products Sales during the three months ended June 30, 1999 were $245,000 compared to $217,000 for the three months ended June 30, 1998. The increase of $28,000 or 12.9% was primarily the result of increased costs associated with higher sales volume.

Research and development expenses incurred for Product Sales during the three months ended June 30, 1999 were $103,000 as compared to $156,000 for the same period in 1998. The decrease of $53,000 or 34.0% was primarily the result of completion of the development of the Company's Profile(R)-II new generation on-site product.

For the three months ended June 30, 1999, the Product Sales segment incurred interest and financing costs of $16,000 compared to $29,000 during the three months ended June 30, 1998. The decrease was the result of lower borrowings by the Company.

As a result of the above, the Product Sales segment net income for the three months ended June 30, 1999 was $31,000, compared to the net loss of ($217,000) for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Laboratory Services

Revenues from Laboratory Services for the six months ended June 30, 1999 were $15,260,000 as compared to $13,854,000 for the six months ended June 30, 1998. The increase of $1,406,000 or 10.1% was primarily attributable to an 8.5% increase in laboratory samples and an increase in average revenue per sample from value added services.

The gross margin from the revenues generated from the laboratory services was 33.0% for the six months ended June 30, 1999 as compared to a gross margin of 33.0% for the same period in 1998.

Selling, general and administrative expenses for the six months ended June 30, 1999 were $3,748,000 compared to $3,188,000 for the six months ended June 30, 1998. The increase of $560,000 or 17.6% in 1999 was primarily the result of increased depreciation expense, and increased sales expense. As a percentage of sales, selling, general and administrative expenses were 24.5% for the six months ended June 30, 1999 compared to 23.0% for the same period in 1998.

Research and development expenses incurred during the six months ended June 30, 1999 were $164,000 as compared to $304,000 for the same period in 1998. This decrease of $140,000 was primarily the result of a decrease in personnel costs.

The Laboratory Services segment for the six months ended June 30, 1999 incurred interest and financing costs of $342,000, compared to costs of $288,000 incurred during the six months ended June 30, 1998. The increase was primarily as a result of higher debt levels.

As a result of the above, the net income for the Laboratory Services segment of the Company for the six months ended June 30, 1999 was $943,000, compared to the net income of $796,000 for the six months ended June 30, 1998.

Product Sales

Revenues from Product Sales for the six months ended June 30, 1999 increased 52.7% to $1,727,000 as compared to $1,131,000 for the six months ended June 30, 1998. The increase was attributable to increased sales in all product sales areas.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 65.8% to $1,008,000 for the six months ended June 30, 1999 compared to sales of $608,000 in 1998. The increase in product sales is primarily due to a strong response to the introduction of the Company's second-generation test kit, PROFILE(R)- II.

Product sales from agricultural diagnostic products increased 50.7% to $226,000 for the six months ended June 30 1999 compared to $150,000 in 1998. The primary reason for the increase of $76,000 was the result of increased purchases by the USDA for the Company's products. The USDA's needs for the company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 31.9% to $492,000 for the six months ended June 30, 1999 compared to $373,000 in 1998. This increase was due to increased revenues from both historical customers and new customers added in late 1998.

Gross margins from Product Sales for the six months ended June 30, 1999 were 44.6% compared to 32.4% for the six months ended June 30, 1998. The increase in gross margin from product sales was due to higher overall sales of products.

Selling, general and administration expenses for Products Sales during the six months ended June 30, 1999 were $526,000, compared to $481,000 for the six months ended June 30, 1998. The increase of $45,000 or 9.4% was primarily the result of increased costs associated with higher sales volume.

Research and development expenses incurred for Product Sales during the six months ended June 30, 1999 were $256,000 as compared to $291,000 for the same period in 1998. The decrease of $35,000 or 12.0% was primarily the result of completed development of the Company's Profile (R)-II on-site product.

For the six months ended June 30, 1999, the Product Sales segment incurred interest and financing costs of $33,000 as compared to $29,000 for the same period in 1998. The increase of $4,000 or 13.8% was primarily the result of increased debt levels. The interest and finance costs were the result of the funds borrowed by the Company to fund asset purchases and working capital requirements.

As a result of the above, the Product Sales segment net loss for the six months ended June 30, 1999 was ($42,000), compared to the net loss of ($435,000) for the six months ended June 30, 1998.

Material Changes in Financial Condition

Laboratory Services

As of June 30, 1999 net accounts and notes receivable for Laboratory Services were $6,785,000 compared to $5,554,000 at December 31, 1998. This increase of $1,231,000 or 22.2% was primarily the result of higher sales for the quarter ended June 30, 1999 as compared to quarter ended December 31, 1998.

Prepaid expenses and other assets were $652,000 at June 30, 1999 as compared to $503,000 at December 31, 1998. This increase of $149,000 or 29.6% is primarily the result of renewal of annual licenses, fees, and maintenance contracts which will be amortized throughout the year.

At June 30, 1999, Laboratory Services had a total balance of restructuring accruals of $734,000 compared to a balance of $1,155,000 at December 31, 1998. The decrease of $421,000 is the result of settlement of pending litigation and certain payments made during the six months ended June 30, 1999.

At June 30, 1999, Laboratory Services had a total loan balance owed to its financial lender of $7,147,000 compared to a total balance of $5,264,000 at December 31, 1998. The increase of $1,883,000 or 35.8% was the result increased borrowing during the six months ended June 30, 1999.

Product Sales

At June 30, 1999, net accounts receivable for Product Sales were $612,000. This $209,000 increase as compared to $403,000 at December 31, 1998 was primarily due to higher sales in the quarter ended June 30, 1999 as compared to the quarter ended December 31, 1998.

Prepaid expenses and other assets were $76,000 at June 30, 1999 as compared to $21,000 at December 31, 1998. The increase of $55,000 is primarily the result of the renewal of certain annual expenses which will be amortized throughout the year.

At June 30, 1999, the Product Sales segment had a total loan balance owed to its financial lender of $583,000, compared to a total balance of $756,000 owed at December 31, 1998. The net decrease of $173,000, or 22.8%, was the result of payments made during the six months ended June 30, 1999.

Liquidity and Capital Resources

Cash received from debt financing has been the primary source of funding for the working capital requirements of the Company. At June 30, 1999, the Company had checks written in excess of cash of $58,000 and available borrowings of
$454,000. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 1999. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1999, the Company believes that consistent profitable earnings, as well as access to debt and equity, will be the primary basis for funding the operations of the Company for the long term.

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

Year 2000

The "Year 2000" issue arises from the fact that many computer systems rely on a two-digit date code to identify the year (e.g. 99 to represent 1999) and thus may not be able to differentiate between the year 2000 and the year 1900. If not corrected, systems processing date-dependent information may fail or create erroneous results, causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, report results, send invoices, or engage in similar normal business activity.

The Company has completed its assessment of its internal computer systems and has completed 85% of the testing and modifications required to a portion of its software so that its computer systems function properly with respect to dates in the year 2000 and beyond. The Company expects the remaining 15% of the testing and modifications to be completed during the third quarter. The Company presently believes that with these modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

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

ITEM 2   CHANGES IN SECURITIES  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. Inapplicable

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.
         Exhibit 27: Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 16, 1999


                                   MEDTOX SCIENTIFIC, INC.

                                   By:      /s/ Harry G. McCoy
                                   Harry G. McCoy, Chairman and President

                                   By:      /s/ Richard J. Braun
                                   Richard J. Braun, Chief Executive Officer
                                   and Treasurer