Form 10-Q
period 1999-09-30
MEDTOX SCIENTIFIC INC
filed 1999-11-12
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to

Commission file number 1-11394

                             MEDTOX SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                         95-3863205
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporated or organization)                             Identification No.)

      402 West County Road D, St.Paul, Minnesota                    55112
------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code:           (651) 636-7466
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of November 10, 1999, was 2,903,673.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                        Page

Part I Financial Information:

       Item 1:  Financial Statements (Unaudited)

             Consolidated Balance Sheets - September 30, 1999
             and December 31, 1998 ...................................       3

             Consolidated Statements of Operations - Three
             Months Ended September 30, 1999 and 1998 and Nine
             Months Ended September 30, 1999 and 1998 ...............        5

             Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1999 and 1998 ...............        6

             Notes to Consolidated Financial Statements...............       7

       Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations ............     11

Part II      Other Information .......................................      19
                Signatures ...........................................      21



                                     MEDTOX SCIENTIFIC, INC.
                                   CONSOLIDATED BALANCE SHEETS
                            (In thousands except per share amounts)
                                           (Unaudited)
                                                         September 30         December 31
                                                             1999                1998
                                                        ------------------------------------


Assets
Current assets
   Cash and cash equivalents                                     $ 287                  $ -

   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($375-1999; $245-1998)                       7,200                5,957
         Other                                                      89                   30
                                                        ------------------------------------
                                                                 7,289                5,987
   Inventories:
         Raw materials                                             482                  444
         Work in process                                           196                  151
         Finished goods                                             47                   80
         Supplies                                                  422                  432
                                                        ------------------------------------
                                                                 1,147                1,107

   Prepaid expenses and other                                      900                  524
                                                        ------------------------------------

         Total current assets                                    9,623                7,618

Equipment and improvements:
    Furniture and equipment                                     12,464               11,779
    Leasehold improvements                                       1,310                1,283
                                                        ------------------------------------
                                                                13,774               13,062
    Less accumulated depreciation
         and amortization                                      (11,089)             (10,087)
                                                        ------------------------------------

                                                                 2,685                2,975
Goodwill, net of accumulated amortization of
    $3,732 in 1999 and $3,086 in 1998                           13,385               14,007

                                                        ------------------------------------

Total assets                                                  $ 25,693             $ 24,600
                                                        ====================================



                                     MEDTOX SCIENTIFIC, INC.
                                   CONSOLIDATED BALANCE SHEETS
                            (In thousands except per share amounts)
                                           (Unaudited)
                                                         September 30         December 31
                                                             1999                1998
                                                        ------------------------------------

Liabilities and stockholders' equity
Current liabilities
   Line of credit                                              $ 4,090              $ 3,095
   Checks written in excess of bank balances                         -                  142
   Accounts payable                                              2,901                3,531
   Accrued expenses                                              1,855                1,724
   Current portion of restructuring accrual                        609                1,079
   Current portion of long-term debt                             1,387                1,140
   Current portion of capital lease obligations                    186                  186
                                                        ------------------------------------

         Total current liabilities                              11,028               10,897

Long-term portion of restructuring accrual                           -                   76
Capital lease obligations                                          346                  516
Long term debt obligations                                       1,709                1,785

Stockholders' equity
   Preferred Stock, $1.00 par value:
         Authorized - 1,000,000 shares;
         Issued and outstanding -
         none in 1999 and none in 1998                               -                    -
   Common Stock, $ .15 par value:
         Authorized - 7,400,000 shares in 1999,
         3,750,000 shares in 1998;
         Issued and outstanding -
         2,903,376 shares in 1999 and
         2,899,669 shares in 1998                                  437                  435
   Additional paid-in capital                                   59,845               59,815
   Accumulated deficit                                         (47,496)             (48,748)
  Treasury stock                                                  (176)                (176)
                                                        ------------------------------------

        Total stockholders' equity                              12,610               11,326

                                                        ------------------------------------
Total liabilities and stockholders' equity                    $ 25,693             $ 24,600
                                                        ====================================




                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30                             September 30
                                                            1999              1998                   1999              1998
Revenues

   Laboratory service revenues                          $ 7,944             $ 6,861             $ 23,204           $ 20,715
   Product sales                                          1,130                 748                2,857              1,879
                                                        -------------------------------------------------------------------
                                                          9,074               7,609               26,061             22,594

Cost of services                                          5,283               4,957               15,508             14,226
Cost of sales                                               623                 443                1,579              1,208
                                                       --------------------------------------------------------------------
                                                          5,906               5,400               17,087             15,434

          Gross profit                                    3,168               2,209                8,974              7,160

Operating expenses
   Selling, general and administrative                    2,401               1,956                6,675              5,634
   Research and development                                 198                 283                  618                878
   Interest and financing costs                             220                 162                  595                479
   Other  non-recurring                                       -                   -                 (164)                 -
                                                       ---------------------------------------------------------------------
                                                          2,819               2,401                7,724              6,991
                                                       ---------------------------------------------------------------------


Net income                                                  349                (192)               1,250                169
                                                       =====================================================================

   Basic net earnings per common share (1)               $ 0.12             $ (0.07)              $ 0.43             $ 0.06
                                                       ======================================================================

   Diluted net earnings per common share (1)             $ 0.12             $ (0.07)              $ 0.42             $ 0.06
                                                       ======================================================================


(1) Income per share for the three months and nine months ended September 30, 1998 has been restated to reflect a one-for-twenty reverse stock split in February, 1999




                                       MEDTOX SCIENTIFIC, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                                                           Nine Months Ended
                                                                      September 30      September 30
                                                                          1999               1998
                                                                  ------------------------------------
Operating activities
Net income                                                                $ 1,250               $ 169
   Adjustments to reconcile net income  to net cash
    used in operating activities:
      Depreciation and amortization                                         1,625               1,564
      Changes in operating assets and liabilities;
         Accounts receivable                                               (1,302)             (1,013)
         Inventories                                                          (40)                 65
         Prepaid expenses and other                                          (376)               (245)
         Accounts payable, accrued expenses and other                        (499)                 21
         Restructuring accruals                                              (546)               (238)
                                                                  ------------------------------------
Net cash used in operating activities                                         112                 323

Investing activities
    Purchases of equipment and improvements                                  (712)               (809)

Financing activities
    Checks in excess of bank balance                                         (142)                  -
    Net proceeds from sale of common stock                                      2                  19
    Net proceeds from line of credit, term loans
       and notes payable                                                   28,875               3,117
    Principal payments on capital lease obligations                          (170)               (135)
    Principal payments on line of credit, term loans
       and notes payable                                                  (27,678)             (2,541)
                                                                  ------------------------------------
Net cash provided by financing activities                                     888                 460
                                                                  ------------------------------------

Increase  in cash and cash equivalents                                        287                 (26)
Cash and cash equivalents at beginning of period                                -                  58
                                                                  ------------------------------------

Cash and cash equivalents at end of period                                  $ 287                $ 32
                                                                  ====================================

Supplemental noncash activities
During 1999, the Company entered into capital lease obligations totaling $58,300.


                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company's stockholders approved a one-for-twenty reverse stock split effective February 23, 1999. All stock options, warrant, share and per share data included in this report reflect the effect of this reverse split.

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

In thousands, except share and per share amounts

                                                 Three months ended              Nine months ended
                                                    September 30                  September 30
                                               ------------------------         ------------------
                                                  1999          1998            1999           1998
                                                  ----          ----            ----           ----
Net Income (A)                                        $349         $(192)         $1,250           $169

Weighted average number of shares                2,903,298      2,897,441      2,902,709      2,891,162
of common stock outstanding (B)

Dilutive effect of stock options                   123,171              0         99,304              0
                                                   -------    -------------     --------      ----------

Common stock and common                          3,026,469      2,897,441      3,002,013      2,891,162
stock equivalents (C)                            =========      =========      =========      =========

Net income per share:
         Basic (A/B)                                  $.12         $(.07)           $.43           $.06
                                                      ====         ======           ====           ====
         Diluted (A/C)                                $.12         $(.07)           $.42           $.06
                                                      ====         ======           ====           ====

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1998 financial statements to conform with 1999 presentation.


Comprehensive Income: Comprehensive income is a measure of all nonowner changes in stockholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sales securities. For the three and nine months ended September 30, 1999 and 1998, comprehensive income for the Company was equivalent to net income as reported.

Accounting for Derivatives: In June 1997 the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities", which will be effective for the company beginning January 1, 2001. SFAS No. 133 establishes new accounting reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect, if any, this standard will have on future operating results.

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

On June 4, 1999 the Company and Wells Fargo Business Credit amended the Credit Agreement. The amended Wells Fargo Credit Agreement consists of an increase in the $700,000 term loan to the original amount of $700,000. As of September 30, 1999 the $2,125,000 term loan carried a balance of $1,535,000; the $700,000 term loan carried a balance of $525,000; the revolving line of credit balance was $4,090,000; and the balance on the capital equipment note was $481,000.

As of December 31, 1998, the Company was not in compliance with certain covenants of the Wells Fargo Credit Agreement. However, on April 12, 1999, the Company amended the Wells Fargo Credit Agreement (the Third Amendment). The Third Amendment waived the Company's noncompliance with these covenants at December 31, 1998, increased the limit on the note for the purchase of capital equipment from $1,000,000 to $1,400,000 and also modified the terms of the financial covenants for 1999. As of September 30, 1999 the Company was in compliance with the covenants of the Wells Fargo Credit Agreement as modified by the Third Amendment.

At September 30, 1999, the Company had received $575,000 from private placements of subordinated debt, with a maturity date of March 31, 2001. $175,000 was received in the fourth quarter of 1998 with the remaining $400,000 received in the first quarter of 1999. The debt carries an interest rate of 12% and has accompanying warrants to purchase a number of shares of common stock equal to 25% of the notes purchased at an exercise price of $5.50 per share.

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

The Company has two reportable segments: Product Sales and Lab Services. The Product Sales segment is made up entirely of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN(R), and VERDICT(R). The Lab Services segment includes MEDTOX Laboratories and CMS. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance.

In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss.



Segment Information
  (In thousands)                      Three months ended               Nine months ended
                                         September 30                    September 30
Laboratory  Services:                      1999            1998            1999           1998
    Net Sales                             7,944           6,861          23,204         20,715
    Segment Income(Loss)                    302             (71)          1,245            725

Product Sales:                             1999            1998            1999           1998
    Net Sales                             1,130             748           2,857          1,879
    Segment Income(Loss)                     47            (121)              5           (556)

Total:                                     1999            1998            1999           1998
    Net Sales                             9,074           7,609          26,061         22,594
    Income(Loss)                            349            (192)          1,250            169


NOTE D - CONTINGENCIES

In February, 1999 the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20, 1996. It was alleged that the Company infringed two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company, while denying any infringement, has settled with United States Drug Testing Laboratories and has paid United States Drug Testing Laboratories $17,500 and issued United States Drug Testing Laboratories 2,500 shares of common stock valued at $12,500. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not affect results of operations during the three months and the nine months ended September 30, 1999.

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

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation in Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court granted Defendants' motion to dismiss the Company's complaint, ruling that the Defendants' conduct did not constitute a violation of
Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999, the United States District Court for the District of Minnesota ruled in favor of the Company in its claim against Morgan Capital LLC. The Court found that Morgan Capital, LLC had violated Section 16(b) and ordered Morgan Capital, LLC to pay the Company damages of $551,000 plus interest. The Company believes it is likely that Morgan Capital, LLC will appeal the decision to the Eighth Circuit U.S. Court of Appeals. The Company has not recorded a receivable for this amount due to the uncertainty of the matter.

In May 1999 the Company settled a lawsuit in the Circuit Court of Cook County, Illinois. The suit was brought by a previous landlord who alleged that the Company breached the terms of a lease in connection with the asset acquisition of MEDTOX Laboratories. In December 1998, the Court had granted summary judgment against the Company on the issue of liability. The Company settled this matter in May, 1999 for $684,965. The Company had previously accrued $850,000 at December 31, 1998 for this contingency. The decrease in the accrual was recorded in the second quarter of 1999 as a reduction in restructuring costs.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


               Cautionary Statement Identifying Important Factors
             That Could Cause the Company's Actual Results to Differ
               From Those Projected in Forward Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, Year 2000 remediation efforts, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Laboratory Services

Revenues from Laboratory Services for the three months ended September 30, 1999 were $7,944,000 as compared to $6,861,000 for the three months ended September 30, 1998. The increase of $1,083,000 or 15.8% was primarily attributable to an 8.8% increase in laboratory samples and an increase in revenue from value added services.

The gross margin from the revenues generated from the laboratory services was 33.5% for the three months ended September 30, 1999 as compared to a gross margin of 27.8% for the same period in 1998. The increase in gross margin is primarily attributable to improved efficiencies from higher sample volume and increased revenue from value added services.

Selling, general and administrative expenses for the three months ended September 30, 1999 were $2,070,000 compared to $1,703,000 for the three months ended September 30, 1998. The increase of $367,000 or 21.6% in 1999 was primarily the result of increased sales expense. As a percentage of sales, selling, general and administrative expenses were 26.1% for the three months ended September 30, 1999 compared to 24.8% for the same period in 1998.

Research and development expenses incurred during the three months ended September 30, 1999 were $83,000 as compared to $131,000 for the same period in 1998. This decrease of $48,000 was primarily the result of a decrease in personnel costs.

The Laboratory Services segment for the three months ended September 30, 1999 incurred interest and financing costs of $205,000, compared to costs of $147,000 incurred during the three months ended September 30, 1998 primarily as a result of higher debt levels.

As a result of the above, the net income for the Laboratory Services segment of the Company for the three months ended September 30, 1999 was $302,000, compared to the net loss of $71,000 for the three months ended September 30, 1998.

Product Sales

Revenues from Product Sales for the three months ended September 30, 1999 increased 51.1% to $1,130,000 as compared to $748,000 for the three months ended September 30, 1998. The increase was primarily attributable to increased sales in substance abuse testing products.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 134.2% to $726,000 for the three months-ended September 30, 1999 compared to sales of $310,000 in 1998. The increase in product sales is primarily due to a strong response to the introduction of the Company's second-generation test kits, PROFILE(R)- II and VERDICT(R)- II. The Company is continuing to develop new products in this area and plans to introduce its Emergency Room (ER) panel in the first quarter of 2000.

Product sales from agricultural diagnostic products decreased 25.2% to $169,000 for the three months ended September 30, 1999 compared to $226,000 in 1998. The primary reason for the decrease of $57,000 was the result of decreased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 10.8% to $235,000 for the three months ended September 30, 1999 compared to $212,000 in 1998. This increase was due to increased revenue from both historical and new customers.

Gross margins from Product Sales for the three months ended September 30, 1999 were 44.9% compared to 40.8% for the three months ended September 30, 1998. The increase in gross margin from product sales was due to higher overall sales of products.

Selling, general and administration expenses for Products Sales during the three months ended September 30, 1999 were $331,000 compared to $253,000 for the three months ended September 30, 1998. The increase of $78,000 or 30.8% was primarily the result of increased costs associated with higher sales volume.

Research and development expenses incurred for Product Sales during the three months ended September 30, 1999 were $115,000 as compared to $152,000 for the same period in 1998. The decrease of $37,000 or 24.3% was primarily the result of completion of the development of the Company's Profile(R)-II new generation on-site product.

For the three months ended September 30, 1999, the Product Sales segment incurred interest and financing costs of $15,000 compared to $15,000 during the three months ended September 30, 1998.

As a result of the above, the Product Sales segment net income for the three months ended September 30, 1999 was $47,000, compared to the net loss of ($121,000) for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Laboratory Services

Revenues from Laboratory Services for the nine months ended September 30, 1999 were $23,204,000 as compared to $20,715,000 for the nine months ended September 30, 1998. The increase of $2,489,000 or 12.0% was primarily attributable to an 8.5% increase in laboratory samples and an increase in average revenue per sample from value added services.

The gross margin from the revenues generated from the laboratory services was 33.2% for the nine months ended September 30, 1999 as compared to a gross margin of 31.3% for the same period in 1998.

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $5,819,000 compared to $4,899,000 for the nine months ended September 30, 1998. The increase of $920,000 or 18.8% in 1999 was primarily the result of increased sales expense. As a percentage of sales, selling, general and administrative expenses were 25.1% for the nine months ended September 30, 1999 compared to 23.6% for the same period in 1998.

Research and development expenses incurred during the nine months ended September 30, 1999 were $247,000 as compared to $435,000 for the same period in 1998. This decrease of $188,000 was primarily the result of a decrease in personnel costs.

The Laboratory Services segment for the nine months ended September 30, 1999 incurred interest and financing costs of $547,000, compared to costs of $435,000 incurred during the nine months ended September 30, 1998. The increase was primarily as a result of higher debt levels.

As a result of the above, the net income for the Laboratory Services segment of the Company for the nine months ended September 30, 1999 was $1,245,000, compared to the net income of $725,000 for the nine months ended September 30, 1998.

Product Sales

Revenues from Product Sales for the nine months ended September 30, 1999 increased 52.0% to $2,857,000 as compared to $1,879,000 for the nine months ended September 31, 1998. The increase was attributable to increased sales in all product sales areas.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 88.9% to $1,735,000 for the nine months ended September 30, 1999 compared to sales of $918,000 in 1998. The increase in product sales is primarily due to a strong response to the introduction of the Company's second-generation test kit, PROFILE(R)- II.

Product sales from agricultural diagnostic products increased 5.1% to $395,000 for the nine months ended September 30 1999 compared to $376,000 in 1998. The primary reason for the increase of $19,000 was the result of increased purchases by the USDA for the Company's products.

Sales of contract manufacturing services, microbiological and associated products increased 24.3% to $727,000 for the nine months ended September 30, 1999 compared to $585,000 in 1998. This increase was due to increased revenues from both historical customers and new customers.

Gross margins from Product Sales for the nine months ended September 30, 1999 were 44.7% compared to 35.7% for the nine months ended September 31, 1998. The increase in gross margin from product sales was due to higher overall sales of products.

Selling, general and administration expenses for Products Sales during the nine months ended September 30, 1999 were $856,000, compared to $735,000 for the nine months ended September 30, 1998. The increase of $121,000 or 16.5% was primarily the result of increased costs associated with higher sales volume.

Research and development expenses incurred for Product Sales during the nine months ended September 30, 1999 were $371,000 as compared to $443,000 for the same period in 1998. The decrease of $72,000 or 16.3% was primarily the result of completed development of the Company's PROFILE(R)-II on-site product.

For the nine months ended September 30, 1999, the Product Sales segment incurred interest and financing costs of $48,000 as compared to $44,000 for the same period in 1998. The increase of $4,000 or 9.1% was primarily the result of increased debt levels. The interest and finance costs were the result of the funds borrowed by the Company to fund asset purchases and working capital requirements.

As a result of the above, the Product Sales segment net income for the nine months ended September 30, 1999 was $5,000, compared to the net loss of ($556,000) for the nine months ended September 30, 1998.

Material Changes in Financial Condition

Laboratory Services

As of September 30, 1999 net accounts and notes receivable for Laboratory Services were $6,442,000 compared to $5,554,000 at December 31, 1998. This increase of $888,000 or 16.0% was primarily the result of higher sales for the quarter ended September 30, 1999 as compared to quarter ended December 31, 1998.

Prepaid expenses and other assets were $768,000 at September 30, 1999 as compared to $503,000 at December 31, 1998. This increase of $265,000 or 52.7% is primarily the result of renewal of annual licenses, fees, and contracts which will be amortized throughout the year.

At September 30, 1999, Laboratory Services had a total balance of restructuring accruals of $609,000 compared to a balance of $1,155,000 at December 31, 1998. The decrease of $546,000 is the result of settlement of pending litigation and certain payments made during the nine months ended September 30, 1999.

At September 30, 1999, Laboratory Services had a total loan balance owed to its financial lender of $6,484,000 compared to a total balance of $5,264,000 at December 31, 1998. The increase of $1,220,000 or 23.2% was the result increased borrowing during the nine months ended September 30, 1999.

Product Sales

At September 30, 1999, net accounts receivable for Product Sales were $758,000. This $355,000 increase as compared to $403,000 at December 31, 1998 was primarily due to higher sales in the quarter ended September 30, 1999 as compared to the quarter ended December 31, 1998.

Prepaid expenses and other assets were $132,000 at September 30, 1999 as compared to $21,000 at December 31, 1998. The increase of $111,000 is primarily the result of partial payments on specialized equipment ordered but not yet operational and renewal of certain annual expenses which will be amortized throughout the year.

At September 30, 1999, the Product Sales segment had a total loan balance owed to its financial lender of $698,000, compared to a total balance of $756,000 owed at December 31, 1998. The net decrease of $58,000, or 7.7%, was the result of payments made during the nine months ended September 30, 1999.

Liquidity and Capital Resources

Cash received from debt financing has been the primary source of funding for the working capital requirements of the Company. At September 30, 1999, the Company had available borrowings of $1,027,000. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through the remainder of 1999. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 1999, the Company believes that consistent profitable earnings, as well as access to debt and equity, will be the primary basis for funding the operations of the Company for the long term.

The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's products, services, and research and development contracts. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, or that the Company will continue to be profitable.

Year 2000

The Year 2000 issue arises from the fact that many computer systems rely on a two-digit date code to identify the year (e.g. 99 to represent 1999) and thus may not be able to differentiate between the year 2000 and the year 1900. If not corrected, systems processing date-dependant information may fail or create erroneous results causing disruption of operations including, but not limited to, a temporary inability to process transactions, report results, send invoices, or engage in similar normal business activity.

Readiness

In 1998, the Company created a task force representing all departments with the goal of achieving an uninterrupted transition into the Year 2000 for its products, internal computer systems, and equipment. The Company has no products with embedded computer chips or date-sensitive controls and therefore does not believe there are any Year 2000 compatibility issues. The Company has nearly completed its assessment, modifications, and testing of its internal computer systems and equipment. The Company presently believes that with the modifications completed or planned to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has identified and completed formal communication with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties ability to resolve their own Year 2000 issues. The Company has received responses from all of those suppliers that it believes are highly critical to its operations. The Company is not aware of Year 2000 issues with it key suppliers that would have a material adverse effect on its business activities or results of operations.

Costs

The Company believes that the total cost of its Year 2000 efforts will not be material to its financial condition, liquidity or results of operations. Changes required to internally supported software were minor compared to the modifications performed in the normal course of business. The Company used internal resources and delayed other projects while completing the Year 2000 modifications. Updates to externally supported software were generally covered under existing service contracts. The total cost of the Company's Year 2000 efforts in 1998 and 1999 is estimated to be less than $50,000. The total cost relates primarily to software license fees and new hardware and equipment, but excludes costs associated with Company employees. Costs associates with Year 2000 compliance are expensed as incurred.

Risks

Management believes that sufficient resources have been allocated and contingency plans are in place to avoid any material impact on operating results. However, there can be no guarantee that the Company's systems were successfully converted or that Year 2000 problems will not result in an interruption in, or failure of, certain normal business activities or operations. In addition, there can be no guarantee that the systems of other companies on which the Company relies will be Year 2000 compliant and the Company is unable to determine whether failure of third parties will have a material impact on the Company's results of operations, liquidity or financial condition. At the present time, it is not possible to determine whether such events are likely to occur or quantify any potential impact they might have on the Company's future operating results or financial condition.

Contingency Plans

Business continuation plans for critical business processes and applications have been developed. The Company has established a contingency plan which addresses alternative processes such as manual procedures, potential alternative suppliers, and increased inventory to protect against supply interruption.

Readers are cautioned that forward-looking statements contained in the "Year 2000" update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT IDENTIFIYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS" under Item 2 above.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.  See Part I, Note D

ITEM 2   CHANGES IN SECURITIES  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.


The Annual Meeting (the "1998 Annual Meeting") of the stockholders of the Company was held on September 16, 1999. The following items were approved by a vote of the stockholder.

     1. The following individuals were elected to serve on the Board of Directors of the Company for the ensuing year and until their respective successors are duly elected and qualified: Harry G. McCoy, Pharm. D., Samuel C. Powell, Ph.D., Richard J. Braun, James W. Hansen, Miles E. Efron.

         2. By a vote of 2,333,440 in favor and 238,818 against, the stockholders of the Company approved the amendment to Article FOURTH of the Company's Certificate of Incorporation to increase its number of authorized common stock from 3,750,000 shares to 7,400,000 shares. 330,989 shares were abstained or did not vote.

         3.  By  a  vote  of  1,468,805  in  favor  and  120,703  against,   the
stockholders of the Company approved an amendment to Article FIFTH of the Company's Certificate of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered term of office. 1,313,739 shares were abstained or did not vote.

         4. By a vote of 2,404,280 in favor and 146,104 against, the stockholders of the Company approved an amendment to the Company's Employee Stock Purchase Plan to increase from 25,000 to 150,000 the number of shares authorized to be issued pursuant to that Plan. 352,863 shares were abstained or did not vote.

During the quarter ended September 30, 1999, no other matters were submitted to a vote of securities holders.


ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.
         Exhibit 27: Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 12, 1999


                               MEDTOX SCIENTIFIC, INC.

                               By:    /s/ Harry G. McCoy
                                      Harry G. McCoy, Chairman and President

                               By:    /s/ Richard J. Braun
                                      Richard J. Braun, Chief Executive Officer
                                      and Treasurer