Form 10-K
period 1999-12-31
MEDTOX SCIENTIFIC INC
filed 2000-03-28
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-11394

                             MEDTOX SCIENTIFIC, INC.

             (Exact name of Registrant as specified in its charter)

                Delaware                                 95-3863205
                --------                                ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $25,779,000 as of March 15, 2000, based upon a price of $8.875 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 15, 2000, was 2,904,659

Documents Incorporated by Reference:

                                                         Part of Form 10-K into
            Document                                     which incorporated

Portions of the Registrant's Proxy
Statement to be filed by April 10,2000..............................Part III

Such Proxy Statement, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

This document contains 86 pages and the Exhibit Index appears at page 33 hereof.

                             MEDTOX SCIENTIFIC, INC.
                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                Table of Contents

ITEM NO.                                                                   PAGE

Part I

   1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . .         4
   2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . .        12
   3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .        12
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . .        13

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . . .                15
   6.    Selected Financial Data . . . . . . . . . . . . . . . . .          16
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . .        17
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26
   9.    Changes in and Disagreements With
          Accountants on Accounting

          and Financial Disclosure . . . . . . . . . . . . . . .            26

Part III

   10.   Directors and Executive Officers
          of the Registrant. . . . . . . . . . . . . . . . . . . . . .      27
   11.   Executive Compensation. . . . . . . . . . . . . . . .              27
   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . .                  27
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . . . .        27

Part IV

   14.   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . . .                28

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34

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

ITEM 1.  BUSINESS.
-------  --------

         1.       General.

     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September, 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". MEDTOX Laboratories, Inc. is a toxicology laboratory which provides forensic toxicology, clinical toxicology, and heavy metals analyses. MEDTOX Diagnostics, Inc. develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment. The Company is transitioning these operating units into a broader service organization by coupling the underlying laboratory analysis and point-of-care devices with logistics management, data management and overall program management services.

                  The Company entered the laboratory business on February 11, 1994 when it completed the acquisition of Princeton Diagnostic Laboratories of America, Inc. ("PDLA"). On January 30, 1996, the Company acquired the assets and certain liabilities of the predecessor of MEDTOX Laboratories, Inc. MEDTOX Laboratories, Inc. is now a wholly owned subsidiary. For the fiscal year ended December 31, 1999, sales from Laboratory Services accounted for 88.5% of the Company's revenues. Revenue from the sale of the Company's on-site diagnostic and screening tests and other products, including contract manufacturing services, accounted for 11.5% of the total revenues of the Company for the year ended December 31, 1999.

         2.       Principal Services, Products, and Markets.

     General. The Company has two reportable segments: "Laboratory Services" and "Products Sales." Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing.

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

                  The Company's customers for substance abuse testing include public and private corporations. In addition to public and private corporations, substance abuse testing is also conducted on behalf of service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

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

                  The Company's clients for this market consist of hospitals, clinics and other laboratories. Laboratory specimens are delivered to the Company from clients across the country by the Company's own couriers, contracted delivery services and commercial overnight couriers.

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

         Product Sales

                  The Company's on-site products are easy to use, inexpensive, point-of-care tests. The tests are capable of rapidly detecting the presence of a number of substances in human urine or blood samples, foodstuffs, animals, feed and the environment without the necessity of instruments or technical personnel.

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

                  Major Customers. The Company had no single customer whose sales amounted to more than 10% of its total revenues during the year ended December 31, 1999. One customer's sales amounted to approximately 6% of the revenues of MEDTOX Laboratories, Inc. while sales to the United States government and its agencies, primarily the United States Department of Agriculture ("USDA"), amounted to approximately 6% of the revenues of MEDTOX Diagnostics, Inc.

                  4.       New Products, Research and Development.

                  Laboratory Services. The research and development group for Laboratory Services develops new assays for new drug entities, develops new assays for existing metabolites of drugs and other toxins, and improves existing assays with the goal of improving the assays' robustness, sensitivity, accuracy, precision, specificity, and cost. Numerous new laboratory-based assays were developed during 1999 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), atomic absorption (AA), inductively coupled plasma mass spectrometry (ICP/MS), and tandem mass spectrometry (LC/MS/MS). The many new tests developed during 1999 expand the Company's capabilities in the esoteric reference clinical toxicology market (providing sophisticated testing for hospitals and other reference laboratories), expand our capabilities and laboratory services in biological monitoring of toxins in the workplace, expand our capabilities of detecting drugs of abuse for clinical and workplace analysis, and also expand our capabilities in pharmaceutical research analysis. During 1998, Laboratory Services developed a medical diagnostic laboratory to service multi-site clinical trials for the pharmaceutical industry and also provide broader services to its industrial toxicology and occupational medicine clients. Business generated by these expanded laboratory services to industrial clients is already becoming more significant. During 1999, development work for the Company's new line of nutritional assays was substantially completed. These assays include analysis of vitamins, amino acids, trace elements, measures of oxidative stress, and activities of free radical scavenging enzymes. This work allows Laboratory Services to assess an individual's level of oxidative stress, their ability to overcome that oxidative stress, any nutritional deficiencies, and monitor supplementation to improve their ability to overcome that stress. This area of testing is being shown to be important in the detection of susceptibility to cancers, cardiac diseases, dementias, macular degeneration, and is related to the development of serious adverse effects of drugs.

                  Product Sales. Primary research and development efforts of the Company during 1999 focused on the development of tests to extend the Product Sales offerings in the single-step PROFILE(R)-II immunochromatographic assay product line produced by the Company. These product line extensions include VERDICT(R)-II intended primarily for the criminal justice market and PROFILE(R)-ER intended for the emergency room market.

                  VERDICT(R)-II consists of a line of simplified Profile(R)-II devices designed to test for the drugs that the criminal justice system is primarily concerned with today. MEDTOX has found that its VERDICT(R)-II product has been well received in this market and increased market penetration is expected in fiscal 2000. PROFILE(R)-ER is an expanded product which tests for additional drugs, compared to PROFILE(R)-II. The added drugs are especially pertinent in the rule-out diagnosis of suspected toxic drugs in emergency room settings. The Company currently plans to introduce the PROFILE(R)-ER product in fiscal 2000, following receipt of the appropriate FDA clearances.

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

     Product Sales. The Company does not believe that seasonality is a significant factor in the sale of its on-site immunoassay testing devices.

         8.       Backlog.

                  Laboratory Services. There exists a delay in recognition of revenues when setting up new accounts for Laboratory Services. The time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the Company, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 1999, the Company had several accounts which were in the process of being set up where revenues are not expected to be realized until 2000.

     Product Sales. At December 31, 1999, MEDTOX Diagnostics, Inc. did not have any significant backlog and normally does not have any significant backlog. The Company does not believe that sales backlog is a significant factor in the Product Sales segment of its business.

9.       Competition.

                  Laboratory Services. As of December 31, 1999 approximately 66 labs, including MEDTOX Laboratories, Inc. were certified by the Department of Health and Human Services as having met the standards for Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925). Competitors and potential competitors include forensic testing units of large clinical laboratories and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

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

     As a registered manufacturer of FDA regulated products, the Company is subject to a variety of FDA regulations including the Good Manufacturing Practices (GMP) regulations which define the conditions under which FDA regulated products are to be produced. These regulations are enforced by FDA and failure to comply with GMP or other FDA regulations can result in the delay of pre-market product reviews, fines, civil penalties, recall, seizures, injunctions and criminal prosecution.

     3. Health Care Financing Administration (HCFA). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN, PROFILE, PROFILE II, VERDICT and VERDICT II drugs of abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA licensed laboratory.

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

         12.      Employees.

                  As of December 31, 1999, the Company had a total of approximately 340 full time employee equivalents as compared to approximately 315 full time employee equivalents at December 31, 1998. Of the approximate 340 employees, 309 work at and for MEDTOX Laboratories, Inc. while the remaining 31 work at MEDTOX Diagnostics, Inc.

                  The Company's employees are not covered by any collective bargaining agreements and the Company has not experienced any work stoppages. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.
------   ----------

                  The administrative offices and laboratory operations for the Laboratory Services segment of the Company's business are located in a 53,576 square foot facility in St. Paul, Minnesota. The facility is rented under a lease which expires in March 2002. The current annual rent, excluding operating costs, for this facility is $445,000 per year.

                  The operations for the Product Sales segment of the Company's business are located in Burlington, North Carolina where the Company maintains the offices, research and development laboratories, production operations, and warehouse of MEDTOX Diagnostics, Inc. There the Company leases approximately 33,000 square feet. The current annual rent, excluding operating cost, paid by the Company for this facility is approximately $121,000. This facility is currently leased from Dr. Samuel C. Powell, a member of the Board of Directors of the Company. The Company is currently leasing the space on a month-to-month basis and intends to negotiate a new lease with Dr. Powell in the near future. The Company believes it is renting these facilities on terms as favorable as those available from third parties for equivalent premises. In the opinion of management, comparable alternative facilities could be obtained without disruption of the business if a new lease with Dr. Powell is not negotiated.

                  The Company leases administrative offices and laboratory facilities in an approximately 22,000 square foot facility in South Plainfield, New Jersey. The rent payment, excluding operating costs, is $170,000 per year. The facility is currently idle but the lease terminates at the end of April 2000. The costs of the facility were considered in the Company's restructuring charge in 1996.

                  The Company believes that its existing facilities are adequate for the purposes being used to accommodate its product development, and manufacturing and laboratory testing requirements.

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

                  In February, 1999 the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20,1996. The Company, while denying any infringement, has settled the case by paying United States Drug Testing Laboratories $17,500 and issuing United States Drug Testing Laboratories 2,500 shares of common stock. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not affect results of operations for the year ending December 31, 1999. Under the MEDTOX Laboratories acquisition agreement, pursuant to which the Company originally acquired MEDTOX Laboratories, Inc., the sellers of MEDTOX Laboratories, Inc. agreed to remain liable for any and all damages for any patent infringement which was alleged to have occurred prior to the closing of the Company's purchase of MEDTOX Laboratories, Inc. The acquisition agreement also provided for the sellers to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court costs in connection with any infringement which was alleged to have occurred before the closing date. It is the Company's opinion that it is entitled to recover $79,000 in damages from the sellers in accordance with the above referenced provisions of the acquisition agreement. The Company has made a formal demand on the sellers for payment of this $79,000 and plans to commence an arbitration proceeding against the sellers if payment of the $79,000 is not made.

                  On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. The parties are now engaged in discovery regarding the individual claims by the Company against David and Alex Bistricer personally. Once the claims against the Bistricers have been adjudicated, it is anticipated that Morgan Capital and the Bistricers will appeal any damage awards to the Eighth Circuit unless the parties are able to reach a final settlement of all claims. The Company has not recorded a receivable for this amount due to the uncertainty of this matter.

                  In May of 1999 the Company settled a lawsuit brought against the Company by a previous landlord in the Circuit Court of Cook County, Illinois. The landlord alleged that the Company breached the terms of a lease the Company was required to assume in connection with an asset acquisition. The Company settled this matter for $685,000 which was less then the $850,000 the Company had previously accrued for this contingency at December 31, 1998. The difference between the original accrual and the actual settlement amount was recorded in the second quarter of 1999 as a reduction in restructuring costs.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
------   -------------------------------------------------

                  The Company held a special meeting of stockholders on February 22, 1999 to adopt and approve an amendment of the Company's Certificate of Incorporation providing for a one-for- twenty reverse stock split of outstanding Common Stock of the Company. The amendment was approved by a vote of 2,309,935 in favor and 162,644 against. The reverse split was effective on February 23, 1999 and the common stock began trading on the new basis February 24, 1999. All shares and per share amounts presented in the Annual Report on Form 10-K have been adjusted to reflect the reverse split.

                  The Annual Meeting (the "1999 Annual Meeting") of the stockholders of the Company was held on September 16, 1999. At that meeting, by a vote of 1,468,805 shares in favor and 120,703 shares against, the stockholders approved an amendment to Article FIFTH of the Company's Certificate of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office. With respect to this matter, 1,313,739 shares abstained or did not vote. At that meeting, the stockholders then elected the following individuals to serve on the Board of Directors of the Company until their respective successors are duly elected and qualified in the following classifications: Class I, to hold office until the Annual Meeting in 2000, Miles E. Efron and Samuel C. Powell, Ph.D; Class II, to hold office until the Annual Meeting in 2001, James W. Hansen; and Class III to hold office until the Annual Meeting in 2002, Richard A. Braun and Harry G. McCoy, Pharm.D. Also by a vote of 2,404,280 shares in favor and 146,104 shares against, the stockholders of the Company approved an amendment to the Company's Employee Stock Purchase Plan to increase from 25,000 to 150,000 the number of shares authorized to be issued pursuant to that Plan. With respect to this matter, 352,863 shares abstained or did not vote. Finally, by a vote of 2,333,440 shares in favor and 238,818 shares against, the stockholders of the Company approved an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase its number of authorized common stock from 3,750,000 shares to 7,400,000 shares. With respect to this matter, 330,989 shares abstained or did not vote.

                  During fiscal year 1999, no other matters were submitted to a vote of the securities holders of the Company.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.
------    ---------------------------------------------------------------------

Common Stock

     Since September 27, 1993, the Common Stock has been listed on the American Stock Exchange and is currently trading under the symbol "TOX". From September 16, 1992 to September 26, 1993 the Common Stock was traded in and quoted in the Emerging Company Marketplace of the American Stock Exchange ("ECM") under the trading symbol "EDI.EC". As of March 15, 2000, the number of holders of record of the Common Stock was 2,658. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the Common
Stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the 1:20 reverse split which took effect on February 24, 1999.

         2000:  (through March 15, 2000)             High              Low
         ----                                        ----              ---
         First Quarter...................           10 1/8            8 1/2

         1999:                                       High              Low
         ----                                        ----              ---
         First Quarter... .................          5                 2 9/16
         Second Quarter...............               7 1/2             2 5/8
         Third Quarter...........................   10 1/16            6 1/2
         Fourth Quarter..................            9 5/8             7 1/4

         1998:

         First Quarter............................   7 1/2             5
         Second Quarter........................      8 3/4             5
         Third Quarter...........................    8 3/4             5
         Fourth Quarter.........................     7 1/2             3 3/4


                  On March 15, 2000, the closing price of the Common Stock as reported by the American Stock Exchange was $8 7/8.

               No cash dividends have been declared or paid by the Company since its inception and management of the Company has no plans to pay a cash dividend in the foreseeable future. The Company's financial covenants under its debt instrument may effectively preclude the Company from paying cash dividends.

               On September 18, 1998, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right for each share of common stock then outstanding. Subsequent to that date the Company maintains a plan in which one preferred share purchase right (Right) exists for each common share of the Company. These Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock.

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

Subordinated Debt

                  As of December 31, 1999 the Company had received $575,000 from private placements of subordinated debt, with a maturity date of March 31, 2001. $175,000 was received in the fourth quarter of 1998 with the remaining $400,000 received in the first quarter of 1999. The debt carries an interest rate of 12% and has accompanying warrants to purchase a number of shares of common stock equal to 25% of the notes purchased at an exercise price per share of $3.25.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

     In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1 to the Consolidated Financial Statements.

SEGMENT INFORMATION (IN THOUSANDS)

                                 Lab Services       Product Sales         Total

 1999

 NET REVENUES                        31,012             3,991            35,003
 SEGMENT INCOME  (LOSS)               1,440              (21)             1,419
 DILUTED EARNINGS PER COMMON SHARE                                         0.48
 SEGMENT ASSETS                      24,269             2,002            26,271

                                 Lab Services       Product Sales         Total
 1998

  NET REVENUES                        27,070             2,505           29,575
  SEGMENT  LOSS                       (1,391)            (906)          (2,297)
  DILUTED LOSS PER COMMON SHARE                                          (0.79)
  SEGMENT ASSETS                      23,289             1,311           24,600

1997

 NET REVENUES                        25,899             2,695            28,594
 SEGMENT INCOME (LOSS)                  430              (405)               25
 DILUTED EARNINGS PER COMMON SHARE                                         0.01
 SEGMENT ASSETS                      23,469             1,412            24,881

1996

 NET REVENUES                        23,541             3,047            26,588
 SEGMENT LOSS                        (9,155)           (3,653)          (12,808)
 DEEMED DIVIDEND ON PREF. STOCK                                          (6,783)
 DILUTED LOSS PER COMMON SHARE                                            (0.59)
 SEGMENT ASSETS                      22,479             1,601            24,080

1995

 NET REVENUES                          4,612             2,914            7,526
 SEGMENT LOSS                         (2,614)           (7,283)          (9,897)
 DILUTED LOSS PER COMMON SHARE                                            (0.77)
 SEGMENT ASSETS                        1,751             2,187            3,938



ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

                  The Company commenced operations in June 1983 and until 1986 was a development stage company. The Company became engaged in the manufacture and sale of products as a result of its acquisition of Granite Technological Enterprises, Inc. in June 1986. The Company began the manufacture and sale of its EZ-SCREEN diagnostic tests in 1985 and introduced its patented one-step assay, VERDICT and RECON, in 1993. In February 1994, the Company completed the acquisition of PDLA. In January 1996, the Company completed the acquisition of the assets of the predecessor of MEDTOX Laboratories, Inc. Since inception, the Company has financed its working capital requirements primarily from the sale of equity securities and more recently through debt financing.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Laboratory Services

                  Revenues from Laboratory Services for the year ended December 31, 1999 were $31,012,000 as compared to $27,070,000 for the year ended December 31, 1998. The increase of 14.6% was primarily attributable to an increase of 19.2% in laboratory tests for employment drug testing services. This increase was due to increased sales from current clients as well as new clients. Revenue from the increase in test volume was partially offset by an 8.0% decrease in average per unit prices.

                  The gross margin from the revenues generated from the Laboratory Services was 33.7% for the year ended December 31, 1999 as compared to a gross margin of 30.9% for the same period in 1998. The increase in gross margin was primarily due to cost savings and improvements in the efficiency of laboratory operations which more than offset the 8.0% decrease in average per unit prices.

                  Selling, general and administration expenses for the year ended December 31, 1999 were $8,092,000, compared to $7,929,000 for the year ended December 31, 1998. The increase of $163,000 or 2.1% in 1999 was primarily the result of increased costs in the sales and marketing area related to the increased sales volume. However, these increases were substantially offset by the overall reduction in general and administrative expenses due to the Company's continued efforts to reduce and monitor operating costs.

                  Research and development expenses incurred during the year ended December 31, 1999 were $316,000 as compared to $522,000 for the same period in 1998. This decrease of $206,000 was primarily the result of a fewer number of laboratory-based assays being develop in 1999 as compared to those developed in 1998.

                  The Laboratory Services segment for the year ended December 31, 1999, incurred interest and financing costs of $752,000, compared to costs of $615,000 incurred during the year ended December 31, 1998. This increase of $137,000 or 22.3% was primarily due to the increase in debt attributable to this segment of the Company's operations.

               The Company used $686,000 of its restructuring reserve in fiscal 1999, which reduced the remaining balance of this reserve to $469,000 as of December 31, 1999. The reduction in the restructuring reserve in fiscal 1999 were due to payments of $522,000 and a decrease in the reserve by an additional $164,000, as a result of the settlement of certain litigation brought against the Company for less than the Company had previously accrued for this contingency in 1998. The $164,000 adjustment was recorded in the second quarter of 1999 as a reduction in restructuring costs.

                  As a result of the above, the net income for the Laboratory Services segment of the Company for the year ended December 31, 1999 was $1,440,000 compared to a net loss of ($1,391,000), for the year ended December 31, 1998.

Product Sales

                  Revenues from Product Sales segment for the year ended December 31, 1999 increased by 59.3% to $3,991,000 as compared to $2,505,000 for the year ended December 31, 1998. The increase was primarily attributable to the significant growth in sales of the PROFILE(R)- II and VERDICT(R)- II on-site testing kits.

                  Product Sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE, PROFILE(R)- II, VERDICT and VERDICT(R)- II on-site test kits and other ancillary products for the detection of abused substances. Sales from these products increased 90.5% to $2,471,000 for the year ended December 31, 1999 compared to sales of $1,297,000 in 1998. The Company believes that the introduction of PROFILE(R)- II and VERDICT(R)- II, its new generation of on-site test kits along with its patent pending "test system" has placed the Company in a strong position to compete successfully in the on-site drug screening market.

                  Product Sales also include sales of agricultural diagnostic products. Sales of these products increased 19.7% to $548,000 for the year ended December 31 1999, compared to $458,000 in 1998. The primary reason for the increase of $90,000 was the result of increased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year to year and sales to the USDA are expected fluctuate accordingly.

                  Sales of contract manufacturing services, microbiological and associated products increased 29.6% to $972,000 for the year ended December 31, 1999 compared to $750,000 in 1998. This increase was due to increased revenues from both historical customers and new customers.

                    Gross margins from Product Sales for the year ended December 31, 1999 were 45.5% compared to 33.3% for the year ended December 31, 1998. The increase in gross margin from Product Sales was due to the substantial increase in overall sales of products with a higher gross margin, particularly the substance abuse testing products.

                  Revenues from interest and other income for the years ended December 31, 1999 and December 31, 1998 was approximately $1,000 for both years.

                  Selling, general and administration expenses for products sales during the year ended December 31, 1999 were $1,256,000 compared to $1,045,000 for the year ended December 31, 1998. The increase of $211,000 or 20.2% was primarily due to increased sales and marketing expenses as a result of implementation costs associated with the introduction and sale of the Company's new generation on-site products.

                  Research and development expenses incurred during the year ended December 31, 1999 were $518,000 as compared to $631,000 for the same period in 1998. The decrease of $113,000 or 17.9% was primarily the result of the completion of a significant portion of the development costs associated with the Company's new generation of on-site products.

                  For the year ended December 31, 1999, the Product Sales segment incurred interest and financing costs of $65,000 as compared to $59,000 for the same period in 1998.

                  As a result of the above, the Product Sales segment net loss for the year ended December 31, 1999 was ($21,000), compared to the net loss of ($906,000) for the year ended December 31, 1998.

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

                  The gross margin from the revenues generated from the laboratory services was 30.9% for the year ended December 31, 1998 as compared to a gross margin of 37.5% for the same period in 1997. The decline in gross margin was primarily due to increased costs related to implementation of new tests and a decrease in the average selling price per laboratory sample. The decrease in average realized selling price was partially offset by savings realized from cost savings and improvements in the efficiency of laboratory operations.

                  Selling, general and administration expenses for the year ended December 31, 1998 were $7,929,000, compared to $7,780,000 for the year ended December 31, 1997. The increase of $149,000 or 1.9% in 1998 was the result of increased costs in several areas including; $379,000 in increased depreciation expense, $133,000 in increased group insurance costs, a $123,000 increase in computer information systems expense, and severance expenses totaling $167,000 related to staff resizing. These increases were partially offset by savings of $564,000 realized from reduced sales and marketing expenses due to a restructuring of the sales and marketing group and an overall effort to reduce and monitor costs.

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

               The Company's restructuring reserve increased by $712,000 for the year ended December 31, 1998 as compared to the period ended December 31, 1997. The increase in the reserve was due to an increase in the projected litigation and settlement expenses relating to a lawsuit brought by a previous landlord in the Circuit Court of Cook County, Illinois. In December 1998, the Court granted summary judgment against the Company on the issue of liability. The Company settled this matter in May 1999 for $685,000.

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

                  Product sales include the sales generated from substance abuse testing products, which incorporates the EZ-SCREEN, PROFILE and VERDICT on-site test kits and other ancillary products for the detection of abused substances. Sales from these products decreased 15.0% to $1,297,000 for the year ended December 31, 1998 compared to sales of $1,525,000 in 1997. The Company believes that the decrease in product sales was primarily due to increased competition from products perceived as more user friendly than the Company's traditional products. The Company also believes that the introduction of its new generation of on-site test kits along with its patent pending "test system" has placed the Company in strong position to compete successfully in the on-site drug screening market. The first of these next generation test kits, PROFILE(R)- II, received pre-market 510(k) clearance from the U.S. Food & Drug Administration in the fourth quarter of 1998.

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

     Gross margins from Product Sales for the year ended December 31, 1998 were 33.3% compared to 37.0% for the year ended December 31, 1997. The decrease in gross margin from product sales was due to lower overall sales of products and increased manufacturing costs related to new product development.

                  Revenues from interest and other income for the year ended December 31, 1998 were $1,000 compared to $6,000 for the year ended December 31, 1997.

                  Selling, general and administration expenses for products sales during the year ended December 31, 1998 were $1,045,000, compared to $946,000 for the year ended December 31, 1997. The increase of $99,000 or 10.5% was primarily the result of implementation costs associated with the introduction of the Company's new generation on-site products.

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

                  As a result of the above, the product sales segment net loss for the year ended December 31, 1998 was ($906,000), compared to a net loss of ($405,000) for the year ended December 31, 1997.

Material Changes in Financial Condition

Laboratory Services

                  At December 31, 1999, net accounts and notes receivable for Laboratory Services were $6,318,000. This $748,000, or 13.4% increase as compared to $5,570,000 at December 31, 1998 was a result of an increase in gross billings prior to pass through costs, in the fourth quarter of 1999 as compared to the same quarter in 1998.

                  Inventories  were  $734,000 at December  31, 1999  compared to
$432,000 at December 31, 1998. This $302,000 or 69.9% increase was largely attributable to the stockpiling of additional inventory to protect against delivery problems from key suppliers due to "Year 2000" problems that did not materialize.

                  Prepaid expenses and other assets were $914,000 at December 31, 1999 as compared to $503,000 at December 31, 1998. This $411,000 or 81.7%
increase was primarily the result of the down payment on a consultant's contract, deposits on items of equipment which were not yet operational as of year end and an increase in prepaid supplies in part in anticipation of potential delivery problems due to "Year 2000" problems that did not materialize.

                  The balance of gross equipment and improvements at December 31, 1999 was $11,299,000 as compared to a balance of $10,275,000 at December 31, 1998. This $1,024,000, or 10.0% increase was the result of purchases of equipment and capital improvements for the laboratory operation to improve efficiencies and reduce operating costs.

                  Goodwill, net of accumulated amortization, totaled $13,161,000 and $14,007,000 as of December 31, 1999 and 1998 respectively. The Company periodically undertakes a review of the value of the remaining goodwill associated with the acquisition of MEDTOX Laboratories, Inc., to determine if the value is supported by the projected future undiscounted cash flows. Utilizing an undiscounted cash flow analysis, the Company determined that the carrying value of the remaining goodwill associated with the MEDTOX Laboratories, Inc. acquisition is supported by the projected cash flows at December 31, 1999.

                  As of December 31, 1999, accounts payable totaled $3,518,000 compared to $3,345,000 at December 31, 1998. The increase of $173,000, or 5.2% is primarily due to the 22.9% increase in laboratory sales in the fourth quarter of 1999 as compared to the same period in 1998.

                  Accrued expenses were $1,419,000 at December 31, 1999, as compared to $1,586,000 at December 31, 1998. The decrease of $167,000, was the result of decrease in the accrual for various employee related expense incurred in 1998, due to severance packages and moving allowances.

                  At December 31, 1999, the Laboratory Services segment had a total balance of capital leases payable of $595,000, compared to a balance of $702,000 at December 31, 1998. The decrease in the balance of the capital leases payable was the result of the amortization of existing capital leases in 1999 and the emphasis on the use of bank financing for most of the Company's capital equipment needs.

     At December 31, 1999, Laboratory Services had a total balance of restructuring accruals of $469,000 compared to a balance of $1,155,000 at December 31, 1998. The decrease in the balance of the restructuring accruals of $686,000, or 59.4%, was the result of the payment of various restructuring expense during the year plus the reduction in the accrual to reflect the settlement of certain pending litigation for an amount less than what the Company had initially accrued for such litigation.

                  At December 31, 1999, Laboratory Services had a total loan balance owed to the Company's financial lender of $5,952,000, compared to a total balance of $5,120,000 owed at December 31, 1998. The net increase of $832,000, or 16.3%, was primarily the result of increased borrowings by the Company from its line of credit to pay operating expenses as well as to fund the purchases of certain assets to improve operating efficiencies.

                  At December 31, 1999 the Company had a total of $537,000 in 12% subordinated debentures outstanding as compared to $148,000 as of December 31, 1998. This increase was the result of additional sales of the subordinated debentures in the first quarter of 1999. The proceeds from the debentures were used to fund operations and make capital purchases in 1999 in the Laboratory Services segment.

Product Sales

                  At December 31, 1999, net accounts receivable for Product Sales were $789,000. This $372,000, or 89.2% increase as compared to $417,000 at December 31, 1998 was a result of a similar percentage increase in billings in the fourth quarter of 1999 as compared to the same quarter in 1998.

                  Inventories were $818,000 at December 31, 1999 compared to $675,000 at December 31, 1998. This increase of $143,000 was largely attributable to the need to increase inventory to support the substantial increase in product sales in 1999 and also due to the stockpiling of additional inventory to protect against delivery problems from key suppliers due to "Year 2000" problems that did not materialize.

                  Prepaid expenses and other assets were $145,000 at December 31, 1999 as compared to $21,000 at December 31, 1998. The increase of $124,000 is primarily the result of the deposits made on equipment purchased but not yet operational as of year end and prepayment of certain supplies expenses for items that will actually be used in subsequent periods.

                  The balance of gross equipment and improvements at December 31, 1999 was $2,875,000 as compared to a balance of $2,787,000 at December 31, 1998. The increase of $88,000 was the result of equipment purchases during the year.

                  As of December 31, 1999, accounts payable totaled $164,000 compared to $186,000 at December 31, 1998. The decrease of $22,000, or 11.8%, is primarily the result more timely payment of outstanding invoices by this segment of the Company.

                  Accrued expenses were $135,000 at December 31, 1999, as compared to $138,000 at December 31, 1998.

                  At December 31, 1999, the Product Services had a total loan balance owed to its financial lender of $692,000, compared to a total balance of $752,000 owed at December 31, 1998. The net decrease of $60,000, or 8.0%, was the result of payments made during the year and the lower level of financing required by the Product Sales segment of the business due to its particularly strong sales growth in 1999.

Liquidity and Capital Resources

                  The working capital requirements of the Company have been funded primarily by cash received from debt financing. Cash and cash equivalents at December 31, 1999 were $576,000, compared to $0 as of December 31, 1998.

                  The Company is relying on expected positive cash flow from operations, its line of credit, in addition to funds received from private placements of subordinated debt (see discussion below) to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree the inventory of the Company. As of December 31, 1999, the Company had total availability of $5,228,000 on its line of credit of which $4,208,000 was borrowed, leaving a net availability of $1,020,000 as of December 31, 1999.

                  On January 14, 1998, the Company entered into a Credit Security Agreement (the "Wells Fargo Credit Agreement") with Wells Fargo
Business Credit (Wells Fargo). The Wells Fargo Credit Agreement as amended, consists of (i) a term loan of $2,125,000, bearing interest at prime + 1.25%:
(ii) an overadvance term loan of $700,000, bearing interest at prime + 3%; (iii) a revolving line of credit equal to the lesser of $6,000,000 or 80% of the Company's eligible trade accounts receivable, bearing interest at prime + 1%, and (iv) a note of up to $1,200,000, for the purchase of capital equipment bearing interest at prime + 1.25%.

                  As of December 31, 1999 the Company received $175,000 from private placements of subordinated debt. The notes require payment of the principal amount on December 31, 2001. Interest at 12% per annum is paid semiannually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equivalent to 25% of the face amount of the subordinated notes divided by the warrant exercise price per share. The warrants are exercisable form December 15, 1999 to December 31, 2001 and the initial warrant exercise price was $5.00 per share. In February 1999, the warrant agreements were amended to decrease the exercise price to $3.25 per share. The Company has determined the value of the warrants at the date of grant to be $27,000. The value of the warrants has been accounted for as additional paid-in-capital and deducted from the principal of the subordinated notes as discount on debt issued.

     During the first quarter or 1999, the Company received an additional $400,000 from private placement of subordinated debt under the same terms as the December 1998 debt issuance. The Company has determined the value of the warrants as of the date of the loan to be $29,000. The value of the warrants has been accounted for as additional paid-in-capital and deducted from the principal of the subordinated notes as discount on debt issued

                  The funds received from the Wells Fargo Credit Agreement and the private placements of subordinated debt were used to fund the working capital needs of the Company.

                  In  the   short   term,   the   Company   believes   that  the
aforementioned capital along with additional funds received from the subordinated debt offering will be sufficient to fund the Company's planned operations through 2000. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2000, the Company believes that consistent profitable operations, as well as access to capital, will be the primary basis for funding the operations of the Company for the long term.

                  The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs, (ii) increasing revenue from sales of the Company's existing products and services (iii) the development of new products and services, as well as (iv) continue to selectively pursue synergistic acquisitions to increase the Company's critical mass. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

Impact of Year 2000

                  The "Year 2000" issue arose from the fact that many computer systems relied at one time on a two-digit date code to identify the year (e.g. 98 to represent 1998) and, thus, there was concern that these systems may not be able to differentiate between the year 2000 and the year 1900. If not corrected, there was serious concern that systems processing date-dependent information might fail or create erroneous results, causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, report results, send invoices, or engage in similar normal business activity.

     The Company created a task force representing all departments with the goal of achieving an uninterrupted transition into calendar year 2000. The Company has no products with embedded computer chips or date-sensitive controls and, therefore, does not believe there are any "Year 2000" compatibility issues with the Company's products. The Company has been in communication with its key suppliers regarding "Year 2000" issues. No interruptions in operations were caused by any key suppliers of the Company. The Company believes that it will not experience any significant operational problems due to "Year 2000" issues for its key suppliers in the future.

                  To date, the Company has not experience any material consequences as a result of the "Year 2000" issue. The Company does not anticipate that it will experience any material impact in the future as a result of the "Year 2000" issue. However, there can be no assurances that such consequences will not occur with the passage of time. The Company continues to monitor all of its computer operating systems and related processes to guard against interruption to the operation of its computer systems.

                  The Company has used primarily internal resources and delayed other projects while completing its "Year 2000" readiness program. Updates to internally supported software were generally covered by existing service contracts. The total cost of the Company's "Year 2000" efforts through the end of 1999 were less than $50,000 and relate primarily to software license fees and new hardware and equipment updates. This amount excludes costs associated with internal work done by Company employees.

ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 1999, 1998 and 1997, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

                  The Company had $575,000 and $175,000 of subordinated notes outstanding as of December 31, 1999 and 1998, respectively, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

                  The Company had approximately $6.6 million and $5.9 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of December 31, 1999 and 1998. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At December 31, 1999 and 1998, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

                  Reference is made to the financial statements, financial statement schedules and notes thereto included later in this report under Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective May 27, 1998, the Registrant terminated Ernst & Young LLP as its independent accounting firm. The termination of Ernst & Young LLP was approved by the Audit Committee of the Board of Directors of the Registrant. There were no disagreements with Ernst & Young LLP during the last fiscal year ending December 31, 1997. Accordingly, Ernst & Young LLP has not advised the Registrant of (i) the absence of the internal controls necessary for the Registrant to develop reliable financial statements, (ii) any information which would cause Ernst & Young LLP to no longer rely on management's representations, or that Ernst & Young LLP was unwilling to be associated with the financial statements prepared by management, (iii) any need to expand significantly the scope of its audit, or any information that if further investigated may (a) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements or any financial statements for any fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (b) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, or
(iv) any information that has come to the attention of Ernst & Young LLP that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements or (b) any financial statements issued or to be issued covering any fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

                  Effective June 3, 1998, the Registrant engaged Deloitte & Touche LLP as its independent accounting firm. Neither the Registrant or any of its subsidiaries has had any prior relationships with Deloitte & Touche LLP.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2000 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1999.

ITEM 11.          EXECUTIVE COMPENSATION.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2000 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1999.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2000 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1999.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2000 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.
----------------------------------------------------------------------


a.       (i)      Financial Statements                                   Page
                  --------------------

                  Reports of Independent Auditors...................      35
                  Consolidated Balance Sheets at December
                    31, 1999 and 1998.................................    37
                  Consolidated Statements of Operations
                    for the years ended December 31,
                    1999, 1998 and 1997...............................    38
                  Consolidated Statements of Stockholders'
                    Equity for the years
                    ended December 31, 1999,
                    1998 and 1997.....................................    39
                  Consolidated Statements of Cash
                    Flows for the years ended
                    December 31, 1999, 1998 and 1997...........           40
                  Notes to Consolidated Financial
                    Statements.........................................   41

         (ii)     Consolidated Financial Statement Schedules

                  Schedule II - Valuation and

                    Qualifying Accounts ...............................   52

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

          3.5 Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc. filed with Delaware Secretary of State on September 17,1998

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

         None

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             MEDTOX SCIENTIFIC, INC.
                               Report on Form 10-K

                        For year ended December 31, 1999

                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K

EXHIBIT #        DESCRIPTION OF EXHIBIT

  3.6 Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc. filed with Delaware Secretary of State on November 19, 1999.

  4.1 Form of 12% Subordinated Notes issued by the Registrant through the first quarter of 1999 to raise an aggregate amount of $575,000 in subordinate debt, all with a maturity date of December 31, 2001.

  4.2 Form of Warrant accompanying the 12% Subordinated Notes issued through the first quarter of 1999.

  10.44 Employment Agreement dated January 1, 2000 between the Registrant and Richard J. Braun.

  10.45 Employment Agreement dated January 1, 2000 between the Registrant and Harry G. McCoy.

  24.1             Consent of Deloitte & Touche LLP

  24.2             Consent of Ernst & Young LLP

  27               Financial Data Schedule

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of March 2000.

                                   MEDTOX Scientific, Inc.
                                   Registrant

                                   By:/s/ Harry G. McCoy, Pharm.D.
                                   ----------------------------
                                   Harry G. McCoy, Pharm.D.
                                   President and
                                   Chairman of the Board

                  Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                   Title                            Date

/s/ Harry G. McCoy, Pharm.D.        President,                   March 28, 2000
Harry G. McCoy                      and Chairman of the Board

/s/ Richard J. Braun                Chief Executive Officer      March 28, 2000
Richard J. Braun                    Director

/s/ James B. Lockhart               Vice President,              March 28, 2000
James B. Lockhart                   Chief Financial Officer and
                                    Secretary

/s/ Samuel C. Powell                Director                     March 28, 2000
Samuel C. Powell, Ph.D.


/s/ Miles E. Efron                  Director                     March 28, 2000
Miles E. Efron

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
MEDTOX Scientific, Inc.

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index as Item 14.a.(ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
February 18, 2000

                         Report of Independent Auditors


Board of Directors and Shareholders
Medtox Scientific, Inc. (formerly EDITEK, Inc.)

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 of Medtox Scientific, Inc. (formerly EDITEK, Inc.). Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1997 of Medtox Scientific, Inc. (formerly EDITEK, Inc.), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 18, 2000

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

(In thousands, except for number of shares)

                                                                                                1999       1998
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                  $     576
   Accounts receivable:
     Trade, less allowance for doubtful accounts ($274 in 1999 and $245 in 1998)                  6,982  $   5,957
     Other                                                                                          125         30
                                                                                              ---------  ---------
                                                                                                  7,683      5,987
   Inventories:
     Raw materials                                                                                  462        444
     Work in process                                                                                230        151
     Finished goods                                                                                 126         80
     Supplies                                                                                       734        432
                                                                                              ---------  ---------
                                                                                                  1,552      1,107
   Prepaid expenses and other                                                                     1,059        524
                                                                                              ---------  ---------
           Total current assets                                                                  10,294      7,618

EQUIPMENT AND IMPROVEMENTS:
   Furniture and equipment                                                                       12,820     11,779
   Leasehold improvements                                                                         1,354      1,283
                                                                                              ---------  ---------
                                                                                                 14,174     13,062
   Less accumulated depreciation and amortization                                               (11,358)   (10,087)
                                                                                              ---------  ---------
                                                                                                  2,816      2,975
GOODWILL, net of accumulated amortization of $3,568 in 1999 and $2,697 in 1998                   13,161     14,007
                                                                                              ---------  ---------
                                                                                              $  26,271  $  24,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks written in excess of bank balances                                                             $     142
   Line of credit                                                                             $   4,208      3,095
   Accounts payable                                                                               3,682      3,531
   Accrued expenses                                                                               1,554      1,724
   Current portion of restructuring accrual                                                         384      1,079
   Current portion of long-term debt                                                              1,236      1,140
   Current portion of capital leases                                                                186        186
                                                                                              ---------  ---------
           Total current liabilities                                                             11,250     10,897

LONG-TERM PORTION OF RESTRUCTURING ACCRUAL                                                           85         76

LONG-TERM DEBT                                                                                    1,737      1,785

LONG-TERM PORTION OF CAPITAL LEASES                                                                 409        516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 1,000,000; none issued and outstanding
   Common stock, $0.15 par value; authorized shares, 7,400,000; issued
     and outstanding shares, 2,904,410 in 1999 and 2,899,669 in 1998                                436        435
   Additional paid-in capital                                                                    59,859     59,815
   Accumulated deficit                                                                          (47,329)   (48,748)
   Treasury stock                                                                                  (176)      (176)
                                                                                              ---------  ---------
           Total stockholders' equity                                                            12,790     11,326
                                                                                              ---------  ---------
                                                                                              $  26,271  $  24,600

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF operations YEARS ENDED december 31, 1999, 1998, AND 1997 (In thousands, except share and per share data)

                                                                          1999             1998           1997
REVENUES:

   Laboratory service revenues                                        $     31,012    $     27,070     $     25,899
   Product sales                                                             3,991           2,505            2,695
   Interest and other income                                                                     1                6
                                                                      ------------    ------------     ------------
                                                                            35,003          29,576           28,600
COSTS AND EXPENSES:
   Cost of services                                                         20,572          18,689           16,191
   Cost of sales                                                             2,177           1,671            1,697
   Selling, general, and administrative                                      9,348           8,974            9,510
   Research and development                                                    834           1,153              965
   Interest and financing costs                                                817             674              609
   Restructuring costs                                                        (164)            712             (397)
                                                                      ------------    ------------     ------------
                                                                            33,584          31,873           28,575
                                                                      ------------    ------------     ------------

NET INCOME (LOSS)                                                     $      1,419    $     (2,297)    $         25
                                                                      ============    ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                $       0.49    $     (0.79)     $       0.01
                                                                      ============    ===========      ============

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING                                                    2,902,087       2,893,399        2,566,966
                                                                       ===========     ===========      ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE                              $       0.48    $     (0.79)     $       0.01
                                                                      ============    ===========      ============

WEIGHTED AVERAGE NUMBER OF DILUTED
   COMMON SHARES OUTSTANDING                                             2,985,107       2,893,399        2,566,966
                                                                      ============    ============     ============


See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

                                Preferred Stock         Common Stock      Additional
                                            Par                   Par      Paid-in  Accumulated Treasury
                                  Shares   Value     Shares      Value     Capital    Deficit     Stock     Total
BALANCE AT DECEMBER 31, 1996        238             1,277,790   $   192   $ 60,008   $(46,476)  $   (176)  $ 13,548

   Stock issued for MEDTOX
     Laboratories, Inc. acquisition                   417,292        62        (62)
   Sale of common stock                                10,524         2         73                               75
   Conversion of preferred stock
     to common stock               (234)            1,135,803       170       (247)                             (77)
   Net income                                                                              25                    25
                                   ----             ---------   -------   --------   --------   --------   --------

BALANCE AT DECEMBER 31, 1997          4             2,841,409       426     59,772    (46,451)      (176)    13,571

   Sale of common stock                                 4,927         1         24                               25
   Conversion of preferred stock to
     common stock                    (4)               53,333         8         (8)
   Value of warrants issued                                                     27                               27
   Net loss                                                                            (2,297)               (2,297)
                                   ----             ---------   -------   --------   --------   --------   --------

BALANCE AT DECEMBER 31, 1998                        2,899,669       435     59,815    (48,748)      (176)    11,326

   Sale of common stock                                 2,241                    6                                6
   Stock issued for settlement                          2,500         1          9                               10
   Value of warrants issued                                                     29                               29
   Net income                                                                           1,419                 1,419
                                   ----   ------    ---------   -------   --------   --------   --------   --------

BALANCE AT DECEMBER 31, 1999         -    $   -     2,904,410   $   436   $ 59,859   $(47,329)  $   (176)  $ 12,790
                                   ====   ======    =========   =======   ========   ========   ========   ========


See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(In thousands)

                                                                                   1999         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $  1,419     $ (2,297)    $      25
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                 2,124        2,094         2,083
     Provision for losses on accounts receivable                                      29           42           156
     Gain on sale of equipment                                                                     (4)
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (1,148)        (476)       (1,156)
       Inventories                                                                  (445)          35           148
       Prepaid expenses and other                                                   (535)        (109)         (275)
       Accounts payable and accrued expenses                                         (19)         161           627
       Restructuring accruals                                                       (687)         369        (1,017)
                                                                                --------     --------     ---------
           Net cash provided by (used in) operating activities                       738         (185)          591

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and improvements                                         (1,119)        (949)       (1,315)
   Proceeds from sale of equipment                                                                  4
                                                                                --------     --------       --------
           Net cash used in investing activities                                  (1,119)        (945)       (1,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in checks in excess of bank balances                         (142)         142
   Net proceeds from sale of common stock                                              6           25            (2)
   Proceeds from line of credit and long-term debt                                39,211       36,669         2,135
   Principal payments on line of credit and long-term debt                       (38,049)     (35,646)       (1,346)
   Principal payments on capital leases                                             (107)        (118)          (87)
   Other                                                                              38
                                                                                --------      -------        -------
           Net cash provided by financing activities                                 957        1,072           700
                                                                                --------     --------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     576          (58)          (24)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       -             58            82
                                                                                --------     --------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $    576     $     -      $      58
                                                                                ========     ========     =========


SUPPLEMENTAL NONCASH ACTIVITIES:

During 1999 and 1998, the Company entered into capital lease agreements totaling $101,000 and $414,000, respectively.


See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

1.      Summary of significant accounting policies

        The Company - The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc. (MEDTOX Laboratories) and MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics) (collectively referred to as the Company).

        MEDTOX Laboratories provides laboratory analyses, logistics management, data management, and program management services. Laboratory analyses including clinical testing services for the detection of substances of abuse and other toxins in biological fluids and tissues. Logistics, data, and program management services include courier services for medical specimen transportation, management programs for on-site drug testing, data collection and reporting services, coordination of specimen collection sites, and medical surveillance program management.

        MEDTOX Diagnostics is engaged in the research, development, and sale of products based upon enzyme immunoassay technology for the detection of antibiotic residues, mycotoxins, drugs of abuse and other hazardous substances as well as distribution of agridiagnostic and food safety testing products.

        All significant intercompany transactions and balances have been eliminated.

        Cash Equivalents - Cash equivalents include highly liquid investments maturing within three months of purchase.

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

        Earnings (Loss) per Share - Earnings (loss) per share of common stock amounts are based on the weighted average number of shares of common stock outstanding, as well as shares of common stock that would have been issued and outstanding in certain transactions had the Company had the necessary number of authorized shares of common stock. All other common stock equivalents were anti-dilutive and therefore were not included in the computation of earnings (loss) per share for all periods presented.

        Goodwill - Goodwill is amortized on a straight-line basis over 20 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Based on the Company's analysis of future cash flows, the carrying value of goodwill appeared recoverable as of December 31, 1999 and 1998.

        Impairment of Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets for potential impairment. The Company considers projected future operating results, cash flows, trends, and other circumstances in making such estimates and evaluations. When the carrying value of any long-lived asset exceeds its projected undiscounted cash flows, an impairment is recognized to reduce the carrying value to its fair market value.

        Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Reclassifications - Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation. These reclassifications had no effect on net income (loss) or total stockholders' equity as previously reported.

        Stock-Based  Compensation - Statement of Financial  Accounting Standards
        (SFAS) No. 123, Accounting for Stock-Based Compensation, requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion
        (APBO) No. 25, Accounting for Stock Issued to Employees, with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

        Comprehensive Earnings - Comprehensive earnings is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 1999, 1998, and 1997, comprehensive earnings for the Company were equivalent to net earnings as reported.

        Derivative Instruments and Hedging Activities - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments. The statement requires recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value and will be effective in fiscal year 2001. The Company has not yet completed its analysis of the impact SFAS No. 133 will have on its consolidated financial statements.

2.      SEGMENTS

        The Company has two reportable segments: Lab Services and Product Sales. The Lab Services segment consists of MEDTOX Laboratories. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment consist of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE II, EX-SCREEN, EX-QUANT, and VERDICT II.

        In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

        Segment Information
           (In thousands)                                        Lab Services          Product Sales       Total

        1999:

          Net revenues                                          $    31,012            $    3,991       $    35,003
          Segment income (loss)                                       1,440                   (21)            1,419
          Segment assets                                             24,269                 2,002            26,271

        1998:

          Net revenues                                               27,070                 2,505            29,575
          Segment loss                                               (1,391)                 (906)           (2,297)
          Segment assets                                             23,289                 1,311            24,600

        1997:

          Net revenues                                               25,899                 2,695            28,594
          Segment income (loss)                                         430                  (405)               25
          Segment assets                                             23,469                 1,412            24,881


3.      DEBT

        Long-term debt consisted of the following at December 31:

                                                                                           1999             1998

        Term loan, due November 2001, 9.75% at December 31, 1999                        $   1,358        $  2,066
        Overadvance term loan, due June 2000, 11.50% at December 31, 1999                     350              358
        Capex note, due November 2001, 9.75% at December 31, 1999                             649              347
        Subordinated notes, due December 2001, 12% at December 31, 1999                       537              148
        Note payable to bank, paid in 1999                                                                       6
        Various vehicle loans, due from October 2002 through
         December 2002, 2.90% to 7.49%                                                         79
                                                                                        ---------        ---------
                                                                                            2,973            2,925
        Less current portion                                                                1,236            1,140
                                                                                        ---------        ---------
                                                                                        $   1,737        $   1,785
                                                                                        =========        =========

        Long-term debt maturities at December 31, 1999 were as follows:

         2000                                                                                            $   1,236
         2001                                                                                                1,711
         2002                                                                                                   26
                                                                                                         ---------
                                                                                                         $   2,973

        On January 14, 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $2,125,000 bearing interest at prime + 1.25%; (ii) an overadvance term loan of $700,000 bearing interest at prime + 3%; (iii) a revolving line of credit of not more than $6,000,000 or 80% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and (iv) a capex note of up to $1,200,000 for the purchase of capital equipment bearing interest at prime + 1.25%. At December 31, 1999, $4,208,000 was outstanding under the revolving line of credit, and $1,020,000 was available to be advanced under the borrowing base formula. The Wells Fargo Credit Agreement is secured by virtually all of the Company's assets, including equipment, general intangibles, inventories, and receivables.

        The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels which restrict the payment of dividends. As of December 31, 1999, the Company was in compliance with the provisions of the financial covenants of the Wells Fargo Credit Agreement.

        On December 31, 1998, the Company received $175,000 from private placements of subordinated debt. The notes require payment of the principal amount on December 31, 2001. Interest at 12% per annum is paid semiannually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equivalent to 25% of the face amount of the subordinated notes divided by the exercise price of $5.00 per share.

        The warrants are exercisable from December 15, 1999 to December 31, 2001. In February 1999, the warrant agreements were amended to decrease the exercise price to $3.25 per share. The Company has determined the value of the warrants at the date of grant to be $27,000. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

        During the first quarter of 1999, the Company received an additional $400,000 from private placements of subordinated debt under the same terms as the December 1998 debt issuances. The Company has determined the value of the warrants at the date of grant to be $29,000. The value of the warrants has been accounted for as additional paid-in capital deducted from the principal of the subordinated notes as discount on debt issued.

        Interest paid for all outstanding debt was $784,000, $599,000, and $576,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

4.      STOCKHOLDERS' EQUITY

        The Board of Directors declared a one-for-twenty reverse stock split effective February 20, 1999. Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the reverse split.

        As part of the purchase price paid by the Company for the acquisition of MEDTOX Laboratories in January 1996, the Company issued 125,865 shares of common stock. In connection with the issuance of the common shares, the Company agreed that if, after the closing date of the MEDTOX Laboratories acquisition, the market value of the Company's common stock declined below approximately $39.60 per share, the Company would issue additional shares of common stock (Additional Shares) to shareholders of MEDTOX Laboratories who retain their shares of common stock at specified dates through November 19, 1997 (the Repricing Dates). The following is a summary of the price resets, the market price per share used for purposes of calculating the reset quantity of shares, and the quantity of additional shares that were issued in 1997:

                                                                      Market Price Related             Shares
         Repricing Date                                                 to Repricing Date              Issued
        May 23, 1996                                                         $31.20                       55,953
        November 22, 1996                                                    $19.00                       64,673
        March 27, 1997                                                        $8.25                      257,898
        November 19, 1997                                                     $7.50                       38,768
                                                                                                     -----------
                                                                                                         417,292
                                                                                                     ===========

        At December 31, 1999, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants are as follows:


                                                                                                        Number of
                                            Exercise Price                   Period                      Shares
                                               Per Share                   Exercisable                  Reserved
        Subordinated notes 12%                 $   3.25               December 15, 1999 to
                                                                        December 31, 2001                 44,230

        In addition, at December 31, 1999, 417,054 shares of common stock were reserved for future issuances under the stock option plans discussed in
        Note 5.

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

5.      STOCK OPTION AND PURCHASE PLANS

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

        The  following  table  summarizes   information  about  stock  options
        outstanding at December 31, 1999:

                                                                       Plan Options Outstanding
                                                                -------------------------------
                                                                                   1993        Non-       Weighted
                                                     Shares                       Equity     employee      Average
                                                    Available      1983 ISO    Compensation  Director     Exercise
                                                    for Grant        Plan          Plan        Plan         Price
       Balance at December 31, 1996                  211,134        10,311        25,318         250       $69.40

         Additional shares reserved for issuance      93,817
         Granted                                     (11,500)                                 11,500         8.75
         Canceled                                     14,250        (2,601)      (14,250)                   63.80
                                                    --------       -------      --------     -------

       Balance at December 31, 1997                  307,701         7,710        11,068      11,750        49.80

         Additional shares reserved for issuance       3,496
         Granted                                     (97,248)                     97,248                    10.01
         Canceled                                     38,640        (2,274)      (35,307)     (3,333)       55.63
                                                    --------       -------      --------     -------

       Balance at December 31, 1998                  252,589         5,436        73,009       8,417        14.43

         Additional shares reserved for issuance         284
         Granted                                    (220,000)                    200,000      20,000         3.39
         Canceled                                     18,145          (508)      (18,145)                    3.42
                                                    --------       -------      --------     -------

       Balance at December 31, 1999                   51,018         4,928       254,864      28,417       $ 7.12
                                                    ========       =======      ========     =======


                                                           Plan Options Outstanding           Options Exercisable

                                                                                Weighted
                                                                   Weighted      Average                  Weighted
                                                                    Average     Remaining                  Average
           Range of                                 Number         Exercise    Contractual    Number      Exercise
        Exercise Prices                           Outstanding        Price        Life      Exercisable     Price
         $2.56 - $8.75                               278,751       $   4.53         8          94,081      $  5.43
        $30.00 - $59.99                                1,376          53.53         3           1,376        53.53
        $60.00 - $89.99                                5,686          71.93         2           5,686        71.93
       $90.00 - $119.99                                  625         102.24         3             625       102.24
       $120.00 - $149.99                               1,271         130.77         3           1,271       130.77
            $153.80                                      500         153.80         3             500       153.80
                                                   ---------                                  -------
                                                     288,209           7.12                   103,539        12.56


                                                                    Options Outstanding       Options Exercisable
                                                                 ------------------------   ---------------------
                                                                                Weighted                  Weighted
                                                 Range of                        Average                   Average
                                                 Exercise           Number      Exercise      Number      Exercise
              Option Plan                         Prices          Outstanding     Price     Exercisable     Price
       1983 Incentive Stock Option Plan     $48.80 - $143.80          4,928       $97.03        4,928      $ 97.03
       1993 Equity Compensation Plan         $2.56 - $153.80        254,864         5.43       85,466         7.92
       Nonemployee Director Plan            $8.75 - $  92.60         28,417         6.69       13,145        11.04
                                                                  ---------                   -------
                                                                    288,209         7.12      103,539        12.56

        Nonqualified Stock Options - At December 31, 1999, 1998, and 1997, the Company had 102,054, 102,054, and 2,055, respectively, of nonqualified stock options outstanding to certain current and former officers of the Company. The weighted average exercise price of nonqualified stock options outstanding was $10.42, $10.42, and $91.77 at December 31, 1999, 1998, and 1997, respectively. The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

        Qualified Employee Stock Purchase Plan - The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 150,000. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan.

        The Company applies APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plan. Accordingly, no compensation expense has been recognized for its stock option awards, because the exercise price of all options equals the market price of the stock on the grant date. Had compensation expense for the Company's stock option awards been determined based upon their grant date fair value consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and basic and diluted loss per share would have been $987,000 and $0.34 per share, $(2,746,000) and $(0.95) per share, and $(87,000) and $(0.03) per share for 1999, 1998, and 1997, respectively. The fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:

                                            1999            1998           1997

       Expected life (years)                 5               5              5
       Interest rate                       5.875%          4.25%           6.0%
       Volatility                           61.9%          90.5%         103.0%
       Dividend yield                         0%             0%             0%

        The weighted average fair value of options granted in 1999, 1998, and 1997 was $1.97, $5.22, and $5.80 per share, respectively.

6.      EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

                                                                       1999             1998              1997
        Net income (loss) (A)                                     $        1,419    $      (2,297)   $           25
                                                                  ==============    =============    ==============
        Weighted average number of basic common
         shares outstanding (B)                                        2,902,087        2,893,399         2,566,966
        Dilutive effect of stock options computed
         based on the treasury stock method using
         average market price                                             83,020
                                                                  --------------    --------------   --------------
        Weighted average number of diluted
         common shares outstanding (C)                                 2,985,107        2,893,399         2,566,966
                                                                  ==============    =============    ==============
        Basic earnings (loss) per common share (A/B)              $        0.49     $       (0.79)   $        0.01
                                                                  =============     =============    =============
        Diluted earnings (loss) per common share (A/C)            $        0.48     $       (0.79)   $        0.01
                                                                  =============     =============    =============

7.      LEASES

        The Company leases office and research facilities from a director under a month-to-month operating lease. Rental payments to the director were approximately $121,000, $122,000, and $121,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

        As of December 31, 1999, the Company is obligated for future minimum lease payments (excluding payments under the leases vacated as part of the 1997 restructuring discussed in Note 8) without regard for sublease payments under noncancelable leases as follows (in thousands):

                                                    Capital      Operating
                                                    Leases       Leases

        2000                                        $  249       $   925
        2001                                           173           641
        2002                                           108           139
        2003                                            64
        2004                                           120
        2005 and thereafter                             56
                                                    ------       -------
                                                       770       $ 1,705
                                                                 =======
        Amount representing interest                   175
                                                     ------
        Present value of net minimum lease payments    595
        Less current portion                           186
                                                    ------
        Long-term capital lease obligations         $  409
                                                     ======


        Rent expense (including amounts for the facilities leased from the director) amounted to $773,000, $751,0000, and $582,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

8.      RESTRUCTURING COSTS

        In 1996, the Company closed two facilities located in Illinois and New Jersey and recorded restructuring costs relating to the remaining lease obligations and to the reduction in its work force at those facilities.

        In 1997, restructuring reserves decreased by $1,017,000 to $786,000 at December 31, 1997, due to payments of $620,000 and a decrease in the estimate of the required reserve of $397,000 in December 1997 based on settlement offers received by the Company relative to certain lease contingencies originally accrued for in 1996.

        In 1998, restructuring reserves increased by $369,000 to $1,155,000 at December 31, 1998, due to payments of $342,000 and an increase in the estimate of the required reserve of $711,000 in the fourth quarter of 1998 resulting from preliminary unfavorable court rulings relative to certain lease contingencies originally accrued for in 1996.

        In 1999, restructuring reserves decreased by $686,000 to $469,000, due to payments of $521,000 and a decrease in the reserve of $165,000 due to a more favorable settlement of certain lease contingencies originally accrued for in 1998.

9.      INCOME TAXES

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                             1999         1998
        Deferred tax liability -
         Equipment and improvements                                                     $       (163)  $      (194)

        Deferred tax assets:
         Goodwill                                                                              1,196         1,421
         Medical reserve                                                                          11           104
         Net operating loss carryforwards                                                     13,379        13,523
         Research and experimental credit carryforwards                                          134            65
         Restructuring costs                                                                     178           439
         Legal reserve                                                                             3            68
         Other                                                                                   233           284
                                                                                        ------------   -----------
        Total net deferred tax assets                                                         14,971        15,710
        Valuation allowance for deferred tax assets                                          (14,971)      (15,710)
                                                                                        ------------   -----------
        Net deferred tax asset                                                          $         -    $        -
                                                                                        ============   ===========


        Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for:

                                                                         1999              1998             1997
       Computed expected federal income tax
         expense (benefit)                                             $     482        $    (781)        $       9
       State tax, net of federal effect                                       40             (134)                1
       Permanent differences                                                  10               12                14
       Change in valuation allowance                                        (739)            (671)            1,129
       Adjustment to prior year provision                                                   1,574            (1,153)
       Expired net operating loss carryforwards                              249
       Other                                                                 (42)
                                                                       ---------        ---------         ---------
                                                                       $      -         $      -          $      -
                                                                       =========        =========         =========

        At December 31, 1999, the Company had net operating  loss  carryforwards
        (NOL) of approximately $35,207,000 which are available to offset taxable income through 2014 and began to expire in 1999. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that might not be realized.

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

10.     EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 1999, 1998, and 1997 was $135,000, $98,000, and $152,000, respectively.

11.     COMMITMENTS AND CONTINGENCIES

        In May 1999, the Company settled a lawsuit in the Circuit Court of Cook County, Illinois. The suit was brought by a previous landlord who alleged that the Company breached the terms of a lease in connection with the asset acquisition of MEDTOX Laboratories. In December 1998, the Court had granted summary judgment against the Company on the issue of liability. The Company settled this matter in May 1999 for $685,000. The Company had previously accrued $850,000 at December 31, 1998 for this contingency.

        In February 1999, the Company settled a claim of patent infringement with United States Drug Testing Laboratories who asserted the claim against the Company on August 20, 1996. It was alleged that the Company infringed two patents allegedly owned by United States Drug Testing Laboratories relating to forensically acceptable determinations of gestational fetal exposure to drugs and other chemical agents. The Company, while denying any infringement, has settled with United States Drug Testing Laboratories and paid United States Drug Testing
        Laboratories $17,500 in cash and issued United States Drug Testing Laboratories 2,500 shares of common stock.

        On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority shareholder and two former outside directors of the Company alleging violation of Section 16b of the Securities Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court granted the defendants' Motion to Dismiss the Company's complaint, ruling that the defendants' conduct did not constitute a violation of
        Section 16(b). On October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). On July 21, 1998, the Court of Appeals reversed the U.S. District Court's dismissal and remanded the case back to the U.S. District Court. On June 3, 1999, the U.S. District Court for the District of Minnesota ruled in favor of the Company in its claim against the defendants. The U.S. District Court found that the defendants had violated Section 16(b) and ordered the defendants to pay the Company damages of $551,000 plus interest. It is likely that the defendants will appeal the decision to the Court of Appeals. The Company has not recorded a receivable for this amount due to the uncertainty of the matter.

SCHEDULE II-VALUATION & QUALIFYING ACCOUNTS

                                              Balance at    Charged to      Charged to                       Balance at
                                              Beginning      Costs and         Other                         the End of
                                              of Period      Expenses        Accounts     Deductions           Period
                                           ------------------------------  -----------------------------------------------
Year ended December 31,1999
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts   $     245,000  $  229,000      $     -      $     200,000 (1)  $   274,000
     Restructuring Accrual                  $   1,155,000  $ (165,000)(5)  $     -      $     521,000 (4)  $   469,000

Year ended December 31,1998
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts   $     515,000  $   42,000      $     -      $     312,000 (1)  $   245,000
     Restructuring Accrual                  $     786,000  $  711,000 (3)  $     -      $     342,000 (3)  $ 1,155,000

Year ended December 31,1997
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts   $     358,000   $ 157,000      $     -      $          -       $   515,000
     Restructuring Accrual                  $   1,803,000   $       -      $     -      $   1,017,000 (2)  $   786,000

(1)  Uncollectible accounts written off, net of recoveries.
(2) Includes reduction of $397,000 of Lease Liability deemed to no longer be an obligation to the Company. The remainder is due in payments toward the liability.
(3) Represents payments of lease obligations and an increase of estimate on future lease payments.
(4)  Represents payments of lease obligations.
(5) Represents a decrease in reserves due to a more favorable settlement of certain lease contingencies originally accrued for in 1998.