Form 10-Q
period 2000-03-31
MEDTOX SCIENTIFIC INC
filed 2000-05-12
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ____________ to ________________

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

                                    Yes X   No

The number of shares of Common Stock, $.15 par value, outstanding as of May 3, 2000, was 2,905,411.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I            Financial Information:

                  Item 1:  Financial Statements (Unaudited)

                           Consolidated Balance Sheets - March 31, 2000
                           and December 31, 1999 ........................... 3

                           Consolidated Statements of Operations - Three
                           Months Ended March 31, 2000 and 1999............  5

                           Consolidated Statements of Cash Flows - Three
                           Months Ended March 31, 2000 and 1999............  6

                           Notes to Consolidated Financial Statements......  7

                  Item 2:

                           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations .  11

                  Item 3:

                           Quantitative and Qualitative Disclosure
                           About Market Risk............................    15

Part II           Other Information ......................................  16

                           Signatures ....................................  17

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                                          MEDTOX SCIENTIFIC, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)
                                             (Unaudited)

                                                         March 31, 2000     December 31, 1999

                                                        ------------------------------------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $     1,530         $     576
   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($317 in 2000 and $274 in 1999)            8,293             6,982
         Other                                                   100               125
                                                        -------------------------------
                                                               9,923             7,683
   Inventories:
         Raw materials                                           590               462
         Work in process                                         401               230
         Finished goods                                          160               126
         Supplies                                                862               978
                                                        -------------------------------
                                                               2,013             1,796

   Prepaid expenses and other                                    945               815
                                                        -------------------------------
         Total current assets                                 12,881            10,294

EQUIPMENT AND IMPROVEMENTS:
    Furniture and equipment                                   13,470            12,820
    Leasehold improvements                                     1,526             1,354
                                                        -------------------------------
                                                              14,996            14,174
    Less accumulated depreciation
         and amortization                                    (11,704)          (11,358)
                                                        -------------------------------
                                                               3,292             2,816
GOODWILL, net of accumulated amortization of
    $3,780 in 2000 and $3,568 in 1999                         12,949            13,161
                                                        -------------------------------
Total assets                                             $    29,122       $    26,271
                                                        ==============================




                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  March 31, 2000     December 31, 1999
                                                               ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                             $      5,114       $     4,208
   Accounts payable                                                  3,977             3,682
   Accrued expenses                                                  1,544             1,554
   Current portion of restructuring accrual                            405               384
   Current portion of long-term debt                                 1,354             1,236
   Current portion of capital leases                                   186               186
                                                                ------------------------------------------
         Total current liabilities                                  12,580            11,250

LONG TERM PORTION OF RESTRUCTURING ACCRUAL                              -                 85

LONG-TERM DEBT                                                       3,060             1,737

LONG-TERM PORTION OF CAPITAL LEASES                                    393               409

STOCKHOLDERS' EQUITY:
   Common stock, $ .15 par value:
      Authorized - 7,400,000 shares in 2000 and 1999;
      Issued and outstanding -
      2,904,969 shares in 2000
      and 2,904,410 shares in 1999                                     436               436

   Additional paid-in capital                                       59,861            59,859
   Accumulated deficit                                             (47,032)          (47,329)

  Treasury stock                                                      (176)             (176)
                                                               ------------------------------------------
        Total stockholders' equity                                  13,089            12,790

                                                               ------------------------------------------
Total liabilities and stockholders' equity                      $   29,122       $    26,271
                                                               ==========================================


                                        MEDTOX SCIENTIFIC, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands except per share amounts)
                                              (Unaudited)

                                                          Three Months Ended

                                                   March 31, 2000    March 31, 1999
                                              ---------------------------------------------------
Revenues

   Laboratory service revenues                 $         8,285      $     7,050
   Product sales                                         1,391              785
                                              --------------------------------------------
                                                         9,676            7,835

Cost of services                                         5,541            4,839
Cost of sales                                              563              407
                                              --------------------------------------------
                                                         6,104            5,246
                                              --------------------------------------------
          Gross profit                                   3,572            2,589

Operating expenses

   Selling, general and administrative                   2,798            2,020
   Research and development                                249              233
   Interest and financing costs                            228              176
                                              --------------------------------------------
                                                         3,275            2,429
                                              --------------------------------------------
Net income                                                 297              160
                                              ============================================

Basic earnings per common share                            .10              .06
                                              ============================================

Diluted earnings per common share                          .10              .06
                                              ============================================



                                        MEDTOX SCIENTIFIC, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)
                                              (Unaudited)

                                                                      Three Months Ended
                                                              March 31, 2000         March 31, 1999
                                                          ----------------------------------------------
Operating activities
Net income
   Adjustments  to  reconcile  net  income  to net cash     $       297         $       160
   (used in)  provided  by operating activities:
     Depreciation and amortization                                  558                 553
     Changes in operating assets and liabilities:
         Accounts receivable                                     (1,286)             (1,204)
         Inventories                                               (217)                (90)
         Prepaid expenses and other                                (130)               (165)
         Accounts payable, accrued expenses and other               285                 854
         Restructuring accruals                                     (64)                (42)
                                                          -----------------------------------------
Net cash (used in) provided by operating activities                (557)                 66

Investing activities
    Purchases of equipment and improvements                        (775)                (77)


Financing activities
    Checks in excess of bank balance                                  -                (142)
    Net proceeds from sale of common stock                            2                   2
    Net proceeds from line of credit, term loans
      and notes payable                                          15,287               7,727
    Principal payments on capital lease obligations                 (60)                (29)
    Principal payments on line of credit, term loans
       and notes payable                                        (12,943)             (6,848)
                                                          -----------------------------------------
Net cash provided by financing activities                         2,286                 710
                                                          -----------------------------------------
Increase  in cash and cash equivalents                              954                 699
Cash and cash equivalents at beginning of period                    576                  -
                                                          -----------------------------------------

Cash and cash equivalents at end of period                 $      1,530         $       699
                                                          =========================================


Supplemental noncash activities

During the three  months  ended March 31, 2000 and March 31,  1999,  the Company
entered   into  capital   lease   agreements   totaling   $44,000  and  $58,300,
respectively.

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

In thousands, except share and per share amounts

                                             Three months ended

                                       March 31, 2000    March 31, 1999

Net Income (A)                              $297               $160

Weighted average number of shares        2,904,478          2,875,288
of common stock outstanding (B)

Dilutive effect of stock options           139,621             16,000
                                        ----------         ----------

Common stock and common                  3,044,099          2,891,288
stock equivalents (C)

Net income per share:

         Basic (A/B)                       $ .10              $ .06
                                           =====              =====
         Diluted (A/C)                     $ .10              $ .06
                                           =====              =====

Reclassification: Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentations.

Comprehensive Income: Comprehensive income is a measure of all nonowner changes in stockholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sales securities. For the three months ended March 31, 2000 and 1999, comprehensive income for the Company was equivalent to net income as reported.

Accounting for Derivatives: In June 1997, the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities", which will be effective for the Company beginning January 1, 2001. SFAS No. 133 establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect, if any, this standard will have on future operating results.

NOTE B - DEBT

On January 14, 1998, the Company entered into a Credit Security Agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement as amended as of March 31, 2000 consists of (i) a term loan of $3,185,000, bearing interest at prime + 1.25%: (ii) an overadvance term loan of up to $1,350,000, bearing interest at prime + 4%; (iii) a revolving line of credit equal to the lesser of $6,000,000 or 85% of the Company's eligible trade accounts receivable, bearing interest at prime + 1%, and (iv) a note of up to $1,800,000, for the purchase of capital equipment bearing interest at prime + 1.25%.

The Company has received $575,000 from private placements of subordinated debt. The notes require payment of the principal amounts on December 31, 2001. Interest at 12% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equal to 25% of the face amount of the subordinated notes divided by an exercise price of $3.25 per share.

The Company has determined the value of the warrants at the date of the grants to be $56,000. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

The funds received from the Wells Fargo Credit Agreement and the private placements of subordinated debt were used to fund the working capital needs of the Company.

NOTE C - SEGMENTS

     The Company has two reportable segments: Product Sales and Lab Services. The Product Sales segment is made up entirely of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN(R), and VERDICT(R). The Lab Services segment includes MEDTOX Laboratories, Inc. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance.

In evaluating financial performance, management focuses on income as a segment's measure of profit or loss.

Segment Information
     (Dollars in thousands)

                                                 Three months ended
                                        March 31, 2000        March 31, 1999

Laboratory  Services:
    Net Sales                                   8,285                 7,050
    Segment Income                                285                   233
    Segment Assets                             26,430                24,598

Product Sales:
    Net Sales                                   1,391                   785
    Segment Income (Loss)                          12                   (73)
    Segment Assets                              2,692                 1,685

Total:
    Net Sales                                   9,676                 7,835
    Income                                        297                   160
    Segment Assets                             29,122                26,283

NOTE D - CONTINGENCIES

In February 1999, the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20, 1996. The Company, while denying any infringement, settled the case by paying United States Drug Testing Laboratories $17,500 and issuing United States Drug Testing Laboratories 2,500 shares of common stock. The Company had previously accrued for this contingency. Under the MEDTOX Laboratories acquisition agreement, pursuant to which the Company originally acquired MEDTOX Laboratories, Inc., the sellers of MEDTOX Laboratories, Inc. agreed to remain liable for any and all damages for any patent infringement which was alleged to have occurred prior to the closing of the Company's purchase of MEDTOX Laboratories, Inc. The acquisition agreement also provided for the sellers to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court costs in connection with any infringement which was alleged to have occurred before the closing date. It is the Company's opinion that it is entitled to recover $79,000 in damages from the sellers in accordance with the above referenced provisions of the acquisition agreement as a result of the settlement with United States Drug Testing Laboratories in 1999. The Company has made a formal demand on the sellers and plans to commence an arbitration proceeding against the sellers if payment is not made.

         On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority stockholder and two former outside directors alleging violation of Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found the defendants had violated
Section 16(b) and ordered the defendants to pay the Company damages of $551,000 plus interest. It is likely that the defendants will appeal the decision to the Court of Appeals. The Company has not recorded a receivable for this amount due to the uncertainty of the matter.

         On March 10, 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Plaintiff, The Methodist Medical Center of Illinois. The Plaintiff is alleging that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. There is currently pending before the court, a motion to dismiss the complaint against the Company on the basis that the Plaintiff has failed to state a cause of action against the Company, since, among other things, the contractual relationship in question appears to have been terminated prior to the time that the Company became involved with the customers in question. In addition, the other defendants in the action are contractually obligated to indemnify the Company against any damages arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. For these reasons, management does not expect the ultimate resolution of this matter to have a material impact on the Company's financial condition or results of operations.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Laboratory Services

Revenues from Laboratory Services for the three months ended March 31, 2000 were $8,285,000 as compared to $7,050,000 for the three months ended March 31, 1999. The increase of $1,235,000 or 17.5% was primarily attributable to a 12.4% increase in net revenue per laboratory test and a 6.0% increase in the number of tests.

The gross margin from the revenues generated from the laboratory services was 33.1% for the three months ended March 31, 2000 as compared to a gross margin of 31.4% for the same period in 1999. The increase in gross margin is primarily attributable to increased net revenue per test.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $2,174,000 compared to $1,739,000 for the three months ended March 31, 1999. The increase of $435,000 or 25.0% in 2000 was primarily the result of increased wages and sales expenses. As a percentage of sales, selling, general and administrative expenses were 26.2% for the three months ended March 31, 2000 compared to 24.7% for the same period in 1999.

The Laboratory Services segment for the three months ended March 31, 2000 incurred interest and financing costs of $209,000, compared to costs of $159,000 incurred during the three months ended March 31, 1999 primarily as a result of higher debt levels.

As a result of the above, the net income for the Laboratory Services segment of the Company for the three months ended March 31, 2000 was $285,000, compared to the net income of $233,000 for the three months ended March 31, 1999.

Product Sales

Revenues from Product Sales for the three months ended March 31, 2000 increased 77.2% to $1,391,000 as compared to $785,000 for the three months ended March 31, 1999. The increase was primarily attributable to increased sales of substance abuse testing products.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 119.9% to $983,000 for the three months-ended March 31, 2000 compared to sales of $447,000 for the same period in 1999. The increase in product sales is primarily due to a strong response to the introduction of the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The Company is continuing to develop new products in this area and plans to introduce its Emergency Room (ER) panel in the latter part of 2000.

Product sales from agricultural diagnostic products decreased 27.1% to $113,000 for the three months ended March 31, 2000 compared to $155,000 in 1999. The primary reason for the decrease of $42,000 was the result of decreased purchases by the USDA of the Company's products. The USDA's needs for the Company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 63.0% to $295,000 for the three months ended March 31, 2000 compared to $181,000 in 1999. This increase was due to increased revenue from both historical and new customers.

Gross margins from Product Sales for the three months ended March 31, 2000 were 59.5% compared to 48.2% for the three months ended March 31, 1999. The increase in gross margin from product sales was due to higher marginal profit at the increased sales volumes.

Selling, general and administrative expenses for Products Sales during the three months ended March 31, 2000 were $624,000 compared to $281,000 for the three months ended March 31, 1999. The increase of $343,000 or 122.1% was primarily the result of increased sales expense associated with higher sales volume.

Research and development expenses incurred for Product Sales during the three months ended March 31, 2000 were $172,000 as compared to $153,000 for the same period in 1999. The increase of $19,000 or 12.4% was primarily the result of the costs associated with new product development efforts.

As a result of the above, the Product Sales segment net income for the three months ended March 31, 2000 was $12,000, compared to the net loss of ($73,000) for the three months ended March 31, 1999.

Material Changes in Financial Condition
---------------------------------------

Laboratory Services

As of March 31, 2000 the cash balance for Laboratory Services was $1,485,000 compared to $513,000 as of December, 31, 1999. This increase of $972,000 or 189.5% was due to the deposit of the proceeds from the Company's refinancing of its term debt with Wells Fargo Business Credit on March 31, 2000.

As of March 31, 2000 net accounts and notes receivable for Laboratory Services were $7,272,000 compared to $6,318,000 at December 31, 1999. This increase of $954,000 or 15.1% was primarily the result of higher sales for the quarter ended March 31, 2000 as compared to quarter ended December 31, 1999.

Inventories were $862,000 at March 31, 2000 compared to $978,000 at December 31, 1999. The decrease of $116,000, or 11.9% is largely attributable to a stockpiling of additional inventory at December 31, 1999 in order to protect against potential delivery problems from key suppliers due to "Year 2000" issues that did not materialize.

Prepaid expenses and other assets were $746,000 at March 31, 2000 as compared to $669,000 at December 31, 1999. This increase of $77,000 or 11.5% is attributable to annual insurance and maintenance contract fees paid during the quarter.

At March 31, 2000, Laboratory Services had total debt obligations of $8,722,000 compared to a total balance of $6,489,000 at December 31, 1999. The increase of $2,233,000 or 34.4% was primarily the result of increased borrowing on March 31, 2000 in connection with the Company's refinancing. The proceeds from the refinancing were used to fund the Company's operations during the first quarter of 2000 and pay down the line of credit, which occurred in the second quarter of 2000.

Product Sales

At March 31, 2000, net accounts receivable for Product Sales were $1,121,000, compared to $789,000 at December 31, 1999. This increase of $332,000 or 42.1% was primarily due to higher sales in the quarter ended March 31, 2000 as compared to the quarter ended December 31, 1999.

Inventories were $1,151,000 at March 31, 2000 compared to $818,000 at December 31, 1999. The increase of $333,000, or 40.7% is primarily attributable to the anticipation of increases in product sales in the second quarter of 2000.

Prepaid expenses and other assets were $199,000 at March 31, 2000 as compared to $146,000 at December 31, 1999. The increase of $53,000 or 36.3% is primarily the result of partial payments on inventory not yet received as of March 31, 2000.

At March 31, 2000, the Product Sales segment had total debt obligations of $806,000, compared to a total balance of $692,000 owed at December 31, 1999. The increase of $114,000, or 16.5%, was the result of increased borrowing on March 31, 2000 in connection with the Company's refinancing of its term debt with Wells Fargo Business Credit, Inc. The proceeds from this refinancing will be used to fund operations.

Liquidity and Capital Resources

Cash received from operations and debt financing have been the primary sources of funding for the working capital requirements of the Company. At March 31, 2000, the Company had total availability of $5,251,000 on its line of credit of which $5,114,000 was borrowed, leaving a net availability of $137,000. The Company also has the proceeds from the renegotiation of its term debt, which were deposited in the Company's account on March 31, 2000. The Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through the remainder of 2000. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2000, the Company believes that consistent profitable earnings, as well as access to debt and equity, will be the primary basis for funding the operations of the Company for the long term.

The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's products, services, and research and development contracts. There can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, or that the Company will continue to be profitable.

Item 3             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------             ----------------------------------------------------------

                  Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 1999 and through March 31, 2000, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

                  The Company had $575,000 of subordinated notes outstanding as of March 31, 2000 and December 31, 1999, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

                  The Company had approximately $8.8 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of March 31, 2000 and December 31, 1999, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At March 31, 2000 and December 31, 1999, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note D
------   ------------------

ITEM 2   CHANGES IN SECURITIES.  Inapplicable
------   ----------------------

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable
------   -----------------------------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  Inapplicable
------   -----------------------------------------------------

ITEM 5   OTHER INFORMATION.  Inapplicable
------   ------------------

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------
         a. Exhibits: Exhibit 27 - Financial Data Schedule
         b. Reports on Form 8-K:  Inapplicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 12, 2000


                                   MEDTOX SCIENTIFIC, INC.

                                   By:      /s/ Harry G. McCoy
                                   Harry G. McCoy, Chairman and President

                                   By:      /s/ Richard J. Braun
                                   Richard J. Braun, Chief Executive Officer
                                   and Treasurer