Form 10-Q
period 2000-06-30
MEDTOX SCIENTIFIC INC
filed 2000-08-14
CIK 739944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to
                          ---------------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              95-3863205
----------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporated or organization)                             Identification No.)

 402 West County Road D, St.Paul, Minnesota                    55112
----------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:  (651) 636-7466
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of August 4, 2000, was 3,404,346.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                      Page

Part I  Financial Information:

        Item 1:  Financial Statements

           Consolidated Balance Sheets - June 30, 2000
           and December 31, 1999 ................................      3

           Consolidated Statements of Operations - Three
           And Six Months Ended June 30, 2000 and 1999..........       5

           Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2000 and 1999..................       6

           Notes to Consolidated Financial Statements...........       7

        Item 2:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations ........     11

        Item 3:

           Quantitative and Qualitative Disclosure
           About Market Risk.....................................     17

Part II    Other Information ............ ........................    18

        Item 2:

          Changes in Securities.................................      18

        Item 4:

          Submission of Matters to a Vote of Securities Holders....   19

          Signatures .......................................          20

Item 1:  FINANCIAL STATEMENTS

                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       June 30, 2000    December 31, 1999
                                                    -------------------------------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $       -         $      576
   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($326 in 2000 and $274 in 1999)        9,207              6,982
         Other                                                87                125
                                                       -----------------------------
                                                           9,294              7,683
   Inventories:
         Raw materials                                       645                462
         Work in process                                     320                230
         Finished goods                                      190                126
         Supplies                                          1,061                978
                                                       -----------------------------
                                                           2,216              1,796

   Prepaid expenses and other                                777                815
                                                       -----------------------------

         Total current assets                             12,287             10,294

EQUIPMENT AND IMPROVEMENTS:
    Furniture and equipment                               14,865             12,820
    Leasehold improvements                                 1,649              1,354
                                                       -----------------------------
                                                          16,514             14,174
    Less accumulated depreciation
         and amortization                                (12,073)           (11,358)
                                                       -----------------------------

                                                           4,441              2,816
GOODWILL, net of accumulated amortization of
    $3,994 in 2000 and $3,568 in 1999                     12,735             13,161
                                                       -----------------------------
Total assets                                           $  29,463           $ 26,271
                                                       =============================



                                                 MEDTOX SCIENTIFIC, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)

                                                                 June 30, 2000  December 31, 1999
                                                                ------------------------------------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks written in excess of bank balances                  $        352        $         -
   Line of credit                                                    4,829              4,208
   Accounts payable                                                  3,293              3,682
   Accrued expenses                                                  1,586              1,554
   Current portion of restructuring accrual                            235                384
   Current portion of long-term debt                                 1,427              1,236
   Current portion of capital leases                                   186                186
                                                                -------------------------------
         Total current liabilities                                  11,908             11,250

LONG TERM PORTION OF RESTRUCTURING ACCRUAL                               -                 85

LONG-TERM DEBT                                                       3,385              1,737

LONG-TERM PORTION OF CAPITAL LEASES                                    572                409

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value:
         Authorized - 50,000 shares;
         Issued and outstanding -
         none in 2000 and none in 1999                                    -                -
   Common Stock, $ .15 par value:
         Authorized - 7,400,000 shares in 2000 and 1999;
         Issued and outstanding -
         2,937,073 shares in 2000 and
         2,904,410 shares in 1999                                      441               436
   Additional paid-in capital                                       59,884            59,859
   Accumulated deficit                                             (46,551)          (47,329)
  Treasury stock                                                      (176)             (176)
                                                                ------------------------------
        Total stockholders' equity                                  13,598            12,790
                                                                ------------------------------
Total liabilities and stockholders' equity                      $   29,463      $     26,271
                                                                ==============================




                                               MEDTOX SCIENTIFIC, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands except per share amounts)
                                                 (Unaudited)

                                             Three Months Ended              Six Months Ended
                                       June 30, 2000  June 30, 1999   June 30, 2000      June 30, 1999
                                        ------------------------------------------------------------------
Revenues

   Laboratory service revenues        $ 9,460          $ 8,210            $ 17,745         $ 15,260
   Product sales                        1,856              942               3,247            1,727
                                       ------------------------------------------------------------------
                                       11,316            9,152              20,992           16,987

Cost of services                        6,093            5,386              11,634           10,225
Cost of sales                             809              549               1,372              956
                                        -----------------------------------------------------------------
                                        6,902            5,935              13,006           11,181
                                      ------------------------------------------------------------------
          Gross profit                  4,414            3,217               7,986            5,806

Operating expenses
   Selling, general and administrative  3,349            2,254               6,147            4,274
   Research and development               306              187                 555              420
   Interest and financing costs           278              199                 506              375
   Other non-recurring                     -              (164)                  -             (164)
                                        ----------------------------------------------------------------
                                        3,933            2,476               7,208            4,905
                                        ----------------------------------------------------------------

Net income                                481              741                 778              901
                                        ================================================================

Basic earnings per common share       $   0.17          $  0.26           $   0.27         $   0.31
                                      ==================================================================
Diluted earnings per common share     $   0.16          $  0.25           $   0.26         $   0.31
                                      ==================================================================





                                        MEDTOX SCIENTIFIC, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)
                                              (Unaudited)

                                                                         Six Months Ended

                                                               June 30, 2000          June 30, 1999
                                                           ----------------------------------------------
Operating activities
Net income                                                 $          778         $         901
 Adjustments to reconcile net income to net cash
 (used in)provided by operating activities:
   Depreciation and amortization                                    1,141                 1,113
   Changes in operating assets and liabilities:
     Accounts receivable                                           (2,187)               (1,470)
     Inventories                                                     (420)                 (115)
     Prepaid expenses and other                                        38                  (204)
     Accounts payable, accrued expenses and other                    (357)                 (827)
     Restructuring accruals                                          (234)                 (421)
                                                            ----------------------------------------------
Net cash (used in) provided by operating activities                (1,241)               (1,023)

Investing activities
    Purchases of equipment and improvements                        (2,042)                 (529)

                                                           ----------------------------------------------
Financing activities
    Checks in excess of bank balance                                  352                   (84)
    Net proceeds from sale of common stock                             30                     2
    Net proceeds from line of credit, term loans
     and notes payable                                             31,954                19,061
    Principal payments on capital lease obligations                  (135)                 (112)
    Principal payments on line of credit, term loans
     and notes payable                                            (29,494)              (17,315)
                                                           ----------------------------------------------
Net cash provided by financing activities                           2,707                 1,552
                                                           ----------------------------------------------

Increase in cash and cash equivalents                                (576)                    -
Cash and cash equivalents at beginning of period                      576                     -
                                                           ----------------------------------------------

Cash and cash equivalents at end of period                  $           -         $           -
                                                            =============================================

Supplemental non cash activities:
During the six months ended June 30, 2000 and June 30, 1999, the Company entered into capital lease agreements totaling $297,600 and $58,300, respectively.

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be attained for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

In thousands, except share and per share amounts

                                                   Three months ended                 Six months ended

                                              June 30, 2000   June 30, 1999    June 30, 2000     June 30, 1999
                                              -------------   -------------    ------------     ------------
Net Income (A)                                          $481             $741             $778            $901

Weighted average number of shares                  2,915,610        2,903,502        2,910,044       2,902,414
of common stock outstanding (B)

Dilutive effect of stock options                     134,484           30,386          137,105          23,193
                                                  ----------        ---------        ---------       ---------

Common stock and common                            3,050,094        2,933,888        3,047,149       2,925,607
stock equivalents (C)                              =========        =========        =========       =========


Net income per share:
         Basic (A/B)                                   $ .17            $ .26            $ .27           $ .31
                                                       =====            =====            =====           =====
         Diluted (A/C)                                 $ .16            $ .25            $ .26           $ .31
                                                       =====            =====            =====           =====

Earnings Per Share: Options to purchase 438,959 shares of common stock were outstanding at June 30, 2000. Of these, 248,500 and 303,001 were dilutive for the three and six months, respectively, and included in the computation above while the remaining options were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options to purchase 371,416 shares of common stock were outstanding at June 30, 1999. Of these, 62,500 were dilutive for the three and six months, and included in the computation above while the remaining options were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market prices of the common shares.

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

Revenue Recognition: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but does not expect it to have a significant effect on its financial position or results of its operations.

NOTE B - DEBT

On January 14, 1998, the Company entered into a Credit Security Agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3,185,000, bearing interest at prime + 1.25%: (ii) an overadvance term loan of up to $1,350,000, bearing interest at prime + 4%; (iii) a revolving line of credit equal to the lesser of $6,000,000 or 85% of the Company's eligible trade accounts receivable, bearing interest at prime + 1%, and (iv) a note of up to $1,800,000, for the purchase of capital equipment bearing interest at prime + 1.25%.

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

The Company has determined the value of the warrants at the dates of the grants to be $56,000. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

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

Segment Information
   (Dollars in thousands)

                            Three Months Ended                Six Months Ended
                        June 30, 2000  June 30, 1999        June 30, 2000 June 30, 1999

Laboratory  Services:
   Net Sales                9,460        8,210                17,745           15,260
   Segment Income             419          710                   704              943
   Segment Assets          26,488       24,189                26,488           24,189

Product Sales:
   Net Sales                1,856          942                 3,247            1,727
   Segment Income (Loss)       62           31                    74              (42)
   Segment Assets           2,975        1,616                 2,975            1,616

Total:
   Net Sales              11,316         9,152                20,992           16,987
   Income                    481           741                   778              901
   Segment Assets         29,463        25,805                29,463           25,805

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

         On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority stockholder and two former outside directors alleging violation of Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found the defendants had violated
Section 16(b) and ordered the defendants to pay the Company damages of $551,000 plus interest. The parties are currently engaged in pre-trial discovery on additional claims and counterclaims between the parties regarding the same basic transactions. A February 2001 trial date has been set by the court to resolve these remaining matters. It is likely that one or both parties may appeal the results of the trial court depending on the final result. The Company has not recorded a receivable for this amount due to the uncertainty of the matter.

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

NOTE E - SUBSEQUENT EVENTS

On July 31, 2000 the Company completed a private equity financing through the sale, exclusively to accredited investors, of 450,000 units at a gross aggregate price of $4,500,000, or $10.00 per unit, resulting in net proceeds of approximately $4,040,000 after deducting agents' commissions of $440,000 and other estimated expenses. Each unit consisted of one share of common stock and one five-year warrant to purchase one additional share of common stock at an exercise price of $12.50. In connection with the private placement, the Company also issued five-year warrants to the placement agent to purchase 45,000 shares of common stock at an exercise price of $12.50 per share.

On August 4, 2000 the Company closed on the purchase of certain assets from NMRO, Inc. in exchange for $75,000 in cash plus 15,152 shares of common stock of the Company.

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

Introduction

MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". MEDTOX Laboratories, Inc. is a toxicology laboratory which was founded in 1984 and provides forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery and medical surveillance. MEDTOX Diagnostics, Inc. develops, manufactures and markets on-site diagnostic and screening tests which are used to detect substances in humans, foodstuffs, animals, feed and the environment. The Company is transitioning these operating units into a broader service organization by coupling the underlying laboratory analysis and point-of-care devices with logistics management, data management and overall program management services.

The Company has two reportable segments: Laboratory Services and Product Sales. Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as courier services, medical data, and overall program management services. Product Sales include a variety of on-site screening products.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Laboratory Services

Revenues from Laboratory Services for the three months ended June 30, 2000 were $9,460,000 as compared to $8,210,000 for the three months ended June 30, 1999. The increase of $1,250,000 or 15.2% was primarily attributable to a 7.9% increase in net revenue per laboratory test and a 9.8% increase in the number of tests.

The gross margin from the revenues generated from the laboratory services was 35.6% for the three months ended June 30, 2000 as compared to a gross margin of 34.4% for the same period in 1999. The increase in gross margin is primarily attributable to increased net revenue per test.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $2,598,000 compared to $2,009,000 for the three months ended June 30, 1999. The increase of $589,000 or 29.3% in 2000 was primarily the result of increased wages and sales expenses as the Company continues to upgrade the management team and sales force.

The Laboratory Services segment for the three months ended June 30, 2000 incurred interest and financing costs of $259,000, compared to costs of $183,000 incurred during the three months ended June 30, 1999 primarily as a result of higher debt levels and increasing interest rates.

As a result of the above, net income for the Laboratory Services segment of the Company for the three months ended June 30, 2000 was $419,000, compared to the net income of $546,000, net of a one time gain of $164,000 resulting from a favorable legal settlement, for the three months ended June 30, 1999.

Product Sales

Revenues from Product Sales for the three months ended June 30, 2000 increased 97.0% to $1,856,000 as compared to $942,000 for the three months ended June 30, 1999. The increase was primarily attributable to continued growth of the VERDICT(R) and PROFILE(R) product lines.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 136.9% to 1,329,000 for the three months-ended June 30, 2000 compared to sales of $561,000 for the same period in 1999. The increase in product sales is primarily due to the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The Company is continuing to develop new products in this area and plans to introduce its Emergency Room (ER) panel in the latter part of 2000.

Product sales from agricultural diagnostic products increased 109.9% to $149,000 for the three months ended June 30, 2000 compared to $71,000 in 1999. The primary reason for the increase of $78,000 was the result of increased purchases by the USDA of the Company's products. The USDA's needs for the Company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 21.9% to $378,000 for the three months ended June 30, 2000 compared to $310,000 in 1999. This increase was due to increased revenue from both historical and new customers.

Gross margins from Product Sales for the three months ended June 30, 2000 were 56.4% compared to 41.8% for the three months ended June 30, 1999. The increase in gross margin from product sales was due to higher marginal profit at the increased sales volumes.

Selling, general and administrative expenses for Products Sales during the three months ended June 30, 2000 were $751,000 compared to $245,000 for the three months ended June 30, 1999. The increase of $506,000 or 206.5% was primarily the result of increased expenses as the Company continues to upgrade the management team and sales force.

Research and development expenses incurred for Product Sales during the three months ended June 30, 2000 were $216,000 as compared to $103,000 for the same period in 1999. The increase of $113,000 or 109.7% was primarily the result of the costs associated with new product development efforts for on-site and other ancillary products.

As a result of the above, net income for the Product Sales segment of the Company for the three months ended June 30, 2000 was $62,000, compared to $31,000 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Laboratory Services

Revenues from Laboratory Services for the six months ended June 30, 2000 were $17,745,000 as compared to $15,260,000 for the six months ended June 30, 1999. The increase of $2,485,000 or 16.3% was primarily attributable to an 8.0% increase in laboratory tests and a 10.0% increase in average revenue per test from value added services.

The gross margin from the revenues  generated from the  laboratory  services was

34.4% for the six months ended June 30, 2000 as compared to a gross margin of 33.0% for the same period in 1999.

Selling, general and administrative expenses for the six months ended June 30, 2000 were $4,772,000 compared to $3,748,000 for the six months ended June 30, 1999. The increase of $1,024,000 or 27.3% was primarily the result of increased expenses as the Company continues to upgrade the management team and sales force.

The Laboratory Services segment for the six months ended June 30, 2000 incurred interest and financing costs of $468,000, compared to costs of $342,000 incurred during the six months ended June 30, 1999. The increase was primarily a result of higher debt levels and increasing interest rates.

As a result of the above, net income for the Laboratory Services segment of the Company for the six months ended June 30, 2000 was $704,000, compared to the net income of $779,000 net of a one time gain of $164,000 resulting from a favorable legal settlement, for the six months ended June 30, 1999.

Product Sales

Revenues from Product Sales for the six months ended June 30, 2000 increased 88.0% to $3,247,000 as compared to $1,727,000 for the six months ended June 30, 1999. The increase was primarily attributable to continued growth of the VERDICT(R) and PROFILE(R) product lines.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 129.4% to $2,312,000 for the six months ended June 30, 2000 compared to sales of $1,008,000 in 1999. The increase in product sales is primarily due to the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II.

Product sales from agricultural diagnostic products increased 15.9% to $262,000 for the six months ended June 30, 2000 compared to $226,000 in 1999. The primary reason for the increase of $36,000 was the result of increased purchases by the USDA for the Company's products. The USDA's needs for the company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 36.8% to $673,000 for the six months ended June 30, 2000 compared to $492,000 in 1999. This increase was due to increased revenues from both historical customers and new customers added in 2000.

Gross margins from Product Sales for the six months ended June 30, 2000 were 57.7% compared to 44.6% for the six months ended June 30, 1999. The increase in gross margin from product sales was due to higher overall sales of products.

Selling, general and administration expenses for Products Sales during the six months ended June 30, 2000 were $1,375,000, compared to $526,000 for the six months ended June 30, 1999. The increase of $849,000 or 161.4% was primarily the result of increased expenses as the Company continues to upgrade the management team and sales force.

Research and development expenses incurred for Product Sales during the six months ended June 30, 2000 were $388,000 as compared to $256,000 for the same period in 1999. The increase of $132,000 or 51.6% was primarily the result of the costs associated with new product development for on-site and other ancillary products.

For the six months ended June 30, 2000, the Product Sales segment incurred interest and financing costs of $38,000 as compared to $33,000 for the same period in 1999. The increase of $5,000 or 15.2% was primarily the result of higher debt levels and increasing interest rates.

As a result of the above, net income for the Product Sales segment of the Company for the six months ended June 30, 2000 was $74,000 compared to the net loss of ($42,000) for the six months ended June 30, 1999.

Material Changes in Financial Condition

Laboratory Services

As of June 30, 2000 net accounts and notes receivable for Laboratory Services were $7,995,000 compared to $6,318,000 at December 31, 1999. This increase of $1,677,000 or 26.5% was primarily the result of higher sales for the quarter ended June 30, 2000 as compared to quarter ended December 31, 1999.

At June 30, 2000, Laboratory Services had total debt obligations of $8,889,000 compared to a total balance of $6,489,000 at December 31, 1999. The increase of $2,400,000 or 37.0% was primarily the result of increased borrowing, from which the proceeds were used to finance investing activities such as capital expenditures, primarily laboratory equipment, in the second quarter of 2000.

Product Sales

At June 30, 2000, net accounts receivable for Product Sales were $1,299,000, compared to $789,000 at December 31, 1999. This increase of $510,000 or 64.6% was primarily due to higher sales in the quarter ended June 30, 2000 as compared to the quarter ended December 31, 1999.

Inventories were $1,155,000 at June 30, 2000 compared to $818,000 at December 31, 1999. The increase of $337,000, or 41.1% is primarily attributable to the increase in forecasted sales for the third quarter of 2000.

At June 30, 2000, the Product Sales segment had total debt obligations of $753,000, compared to a total balance of $692,000 owed at December 31, 1999. The increase of $61,000, or 8.8%, was the result of higher debt levels and increasing interest rates.

Liquidity and Capital Resources

Cash received from operations and debt financing have been the primary sources of funding for the working capital requirements of the Company. At June 30, 2000, the Company had total availability of $6,243,000 on its line of credit of which $4,829,000 was borrowed, leaving a net availability of $1,414,000.

In addition to the Company's present financing sources, in July 2000, the Company obtained gross proceeds of $4,500,000 of equity financing through private placement of 450,000 shares and warrants. See Note E.

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

The Company continues to follow a plan which includes (i) continuing to aggressively monitor and control costs and (ii) increasing revenue from sales of the Company's products, services, and research and development contracts. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, or that the Company will continue to be profitable.

Item 3             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------             ----------------------------------------------------------

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 1999 and through June 30, 2000, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

The Company had $575,000 of subordinated notes outstanding as of June 30, 2000 and December 31, 1999, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $8.9 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of June 30, 2000 and December 31, 1999, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At June 30, 2000 and December 31, 1999, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note D
------   ------------------

ITEM 2   CHANGES IN SECURITIES.

On July 31, 2000 the Company completed a private equity financing through the sale of 450,000 units at a gross aggregate price of $4,500,000, or $10.00 per unit, resulting in net proceeds of approximately $4,040,000 after deducting agents' commissions of $440,000 and other estimated expenses. Each unit consisted of one share of common stock and one five-year warrant to purchase one additional share of common stock at an exercise price of $12.50. The sale of securities was made to "accredited investors" as defined in Rule 501(a) of Regulation D and in reliance on Regulation D and Section 4(2) under the Securities Act of 1933, as amended. Miller Johnson & Kuehn, Inc. of Minneapolis, MN acted as the Company's agent in the private placement. In connection with the private placement, the Company also issued five-year warrants to the placement agent to purchase 45,000 shares of common stock at an exercise price of $12.50 per share. As part of the financing, the Company also entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement on Form S-3 within 30 days covering the resale of shares of the Company's common stock issued on July 31, 2000 and the shares to be issued pursuant to the warrants.

The Company intends to use the net proceeds from this offering for general working capital purposes, including product and capacity expansion to support the Company's increasing sales and to take advantage of new expansion opportunities that have been presented to the Company. Until such time, the proceeds were used to repay $4,040,000 on its outstanding revolving line of credit with Wells Fargo Business Credit on August 1, 2000.

On August 4, 2000 the Company closed on the purchase of certain assets from NMRO, Inc. in exchange for $75,000 in cash plus 15,152 shares of common stock of the Company. The sale of securities was made pursuant to an exemption from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable
------   -----------------------------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
------   -----------------------------------------------------

The Annual Meeting (The "2000 Annual Meeting") of stockholders of the Company was held on May 10, 2000. At that meeting, Samuel C. Powell and Miles E. Efron were elected to serve on the Board of Directors of the Company until their respective successors are duly elected.

By a vote of 988,932 shares in favor, 143,780 shares against, with 4,461 shares abstaining, the stockholders of the Company approved an amendment to the Equity Compensation Plan to increase the number of shares authorized to be issued under the Plan to 16% of the outstanding shares of the Company as set forth in the Proxy Statement.

During the second quarter of 2000, no other matters were submitted to a vote of the securities holders of the Company.

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

Date:    August 14, 2000


                                MEDTOX SCIENTIFIC, INC.




                        By:      /s/ Richard J. Braun
                                 ----------------------------------------
                                 Richard J. Braun, Chief Executive Officer


                        By:      /s/ James B. Lockhart
                                 -----------------------------------------
                                 James B. Lockhart, Chief Financial Officer