Form 10-Q
period 2000-09-30
MEDTOX SCIENTIFIC INC
filed 2000-11-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                        to
                          ----------------------    -------------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                            95-3863205
------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporated or organization)                          Identification No.)

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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of November 13, 2000, was 3,506,716.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I  Financial Information:

        Item 1:  Financial Statements

                 Consolidated Balance Sheets - September 30, 2000
                 and December 31, 1999 .......................................3

                 Consolidated Statements of Operations - Three
                 and Nine Months Ended September 30, 2000 and 1999......      5

                 Consolidated Statements of Cash Flows - Nine
                 Months Ended September 30, 2000 and 1999..........           6

                 Notes to Consolidated Financial Statements............       7
        Item 2:

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ........      12

        Item 3:

                 Quantitative and Qualitative Disclosure
                 About Market Risk.................................          18

Part II Other Information ...............................................    18

                  Item 2:

                           Changes in Securities.......................      18

                  Signatures .............................................   20

Item 1:  FINANCIAL STATEMENTS

                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                   September 30,         December 31,
                                                                      2000                   1999
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $      -            $       576

   Accounts receivable:
         Trade, less allowance for doubtful
           accounts ($335 in 2000 and $274 in 1999)                     9,970                 6,982
         Other                                                            169                   125
                                                                       ------                 -----
                                                                       10,139                 7,107
   Inventories:
         Raw materials                                                    818                   462
         Work in process                                                  528                   230
         Finished goods                                                   305                   126
         Supplies                                                       1,432                   978
                                                                       ------                 -----
                                                                        3,083                 1,796

   Prepaid expenses and other current assets                              591                   815
                                                                       ------                ------
         Total current assets                                          13,813                10,294

EQUIPMENT AND IMPROVEMENTS:
    Furniture and equipment                                            15,781                12,820
    Leasehold improvements                                              1,670                 1,354
                                                                       ------                ------
                                                                       17,451                14,174
    Less accumulated depreciation and amortization                    (12,301)              (11,358)
                                                                       ------                ------
                                                                        5,150                 2,816

GOODWILL, net of accumulated amortization of
    $4,220 in 2000 and $3,568 in 1999                                  12,509                13,161

OTHER ASSETS                                                              295                     -
                                                                   -----------          -------------
TOTAL ASSETS                                                       $   31,767           $    26,271
                                                                   ============         =============


                                               MEDTOX SCIENTIFIC, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)
                                                    (Unaudited)

                                                                                 September 30,         December 31,
                                                                                     2000                  1999
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks written in excess of bank balances                                      $    368              $      -
   Line of credit                                                                    3,140                 4,208
   Accounts payable                                                                  2,366                 3,682
   Accrued expenses                                                                  1,487                 1,554
   Current portion of restructuring accrual                                            160                   384
   Current portion of long-term debt                                                 1,427                 1,236
   Current portion of capital leases                                                   186                   186
                                                                                  --------               -------
         Total current liabilities                                                   9,134                11,250

LONG TERM PORTION OF RESTRUCTURING ACCRUAL                                               -                    85

LONG-TERM DEBT                                                                       2,912                 1,737

LONG-TERM PORTION OF CAPITAL LEASES                                                    517                   409

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 50,000;
     none issued and outstanding                                                        -                     -
   Common stock, $ .15 par value; authorized  shares, 7,400,000; issued
     and outstanding shares, 3,506,025 in 2000 and 2,904,410 in 1999                   526                   436
   Additional paid-in capital                                                       64,928                59,859
   Accumulated deficit                                                             (46,074)              (47,329)
   Treasury stock                                                                     (176)                 (176)
                                                                                  -----------           ---------
        Total stockholders' equity                                                  19,204                12,790
                                                                                  -----------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 31,767              $ 26,271
                                                                                  ===========           ==========


                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended                          Nine Months Ended
                                                       September 30,                              September 30,
                                                 2000                 1999                  2000                 1999
Revenues
   Laboratory services                         $ 9,206              $ 7,944              $ 26,951             $ 23,204
   Product sales                                 2,367                1,130                 5,614                2,857
                                               -------              -------              --------             --------
                                                11,573                9,074                32,565               26,061

Cost of services                                 6,164                5,283                17,798               15,508
Cost of sales                                      687                  623                 2,059                1,579
                                               -------              -------              --------             --------
                                                 6,851                5,906                19,857               17,087
                                               -------              -------              --------             --------
          Gross profit                           4,722                3,168                12,708                8,974

Operating expenses
   Selling, general and administrative           3,735                2,401                 9,882                6,675
   Research and development                        265                  198                   820                  618
   Interest and financing costs                    245                  220                   751                  595
   Other non-recurring                               -                    -                     -                 (164)
                                                ------               ------                ------               ------
                                                 4,245                2,819                11,453                7,724
                                                ------               ------                ------               ------
Net income                                         477                  349                 1,255                1,250
                                               =======               =======               ======               ======

Basic earnings per common share                 $ 0.15               $ 0.12                $ 0.42               $ 0.43
                                              ========              =======                =======              ======

Diluted earnings per common share               $ 0.14               $ 0.12                $ 0.39               $ 0.42
                                              ========             ========               =======               ======


                         MEDTOX SCIENTIFIC, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  2000                1999
Operating activities
Net income                                                                       $ 1,255            $ 1,250
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                1,729              1,625
      Gain on sale or retirement of equipment                                        (35)                 -
      Deferred compensation                                                           33
      Changes in operating assets and liabilities:
         Accounts receivable                                                      (3,032)            (1,302)
         Inventories                                                              (1,287)               (40)
         Prepaid expenses and other current assets                                   224               (376)
         Other assets                                                                (52)                 -
         Accounts payable, accrued expenses and other                             (1,383)              (499)
         Restructuring accruals                                                     (309)              (546)
                                                                                 --------            -------
Net cash (used in) provided by operating activities                               (2,857)               112

Investing activities
    Purchases of equipment and improvements                                       (3,100)              (712)
    Proceeds from sale of equipment                                                   35                  -
    Payment for acquisition of business                                              (75)                 -
                                                                                 -------             -------
Net cash used in investing activities                                             (3,140)              (712)

Financing activities
    Checks in excess of bank balance                                                 368               (142)
    Net proceeds from sale of common stock                                         4,949                  2
    Net proceeds from line of credit, term loans and notes payable                51,474             28,875
    Principal payments on capital lease obligations                                 (193)              (170)
    Principal payments on line of credit, term loans and notes payable           (51,177)           (27,678)
                                                                                 -------             ------
Net cash provided by financing activities                                          5,421                887
                                                                                 -------             ------
Increase (decrease)  in cash and cash equivalents                                   (576)               287
Cash and cash equivalents at beginning of period                                     576                  -
                                                                                 -------           --------
Cash and cash equivalents at end of period                                       $    -            $    287
                                                                                 =======           =========


Supplemental noncash activities:
    Additions to capital leases                                                  $   301           $     58
    Acquistions:
          Fair value of assets acquired                                              252                  -
          Cash paid                                                                  (75)                 -
          Common stock issued                                                       (177)                 -
                                                                                 -------           ---------
                                                                                 $    -            $      -
                                                                                 =======           =========

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be attained for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Earnings Per Share: Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method.

In thousands, except share and per share amounts

                                            Three Months Ended                Nine Months Ended
                                               September 30,                   September 30,
                                             2000          1999              2000          1999
                                        -----------------------------   -----------------------------
Net income (A)                                  $  477        $  349           $ 1,255       $ 1,250

Weighted average number of shares
of common stock outstanding (B)              3,237,177     2,903,298         3,019,884     2,902,709

Dilutive effect of stock options
and warrants                                  233,456       123,171           192,272        99,304
                                              --------      --------          --------       ------

Common stock and common                     3,470,633     3,026,469         3,212,156     3,002,013
stock equivalents (C)                       ==========    ==========        ==========    =========


Net income per share:
Basic (A/B)                                      $ .15         $ .12             $ .42         $ .43
                                                 =====         =====             =====         =====
Diluted (A/C)                                    $ .14         $ .12             $ .39         $ .42
                                                 =====         =====             =====         =====

Options and warrants to purchase 1,090,759 shares of common stock were outstanding at September 30, 2000. Of these, 472,801 were dilutive for the three and nine months ended September 30, 2000 and included in the computation above while the remaining options and warrants were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options to purchase 392,458 shares of common stock were outstanding at September 30, 1999. Of these, 221,500 and 182,500 were dilutive for the three and nine months, and included in the computation above while the remaining options were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market prices of the common shares.

Reclassification: Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentations.


Accounting for Derivatives: In June 1998, the Financial Accounting Standards Board released SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities", which will be effective for the Company beginning January 1, 2001. SFAS No. 133 establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company plans to adopt such standard when required and does not anticipate that it will have a material impact on the Company's financial position or results of operations.

Revenue Recognition: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company plans to adopt such standard when required and does not anticipate that it will have a material impact on the Company's financial position or results of operations.

NOTE B - ACQUISITION

In August 2000, the Company purchased customer lists and certain other assets of National Medical Review Offices, Inc. ("NMRO"), a Minnesota-based company specializing in specimen collection services. The purchase price of approximately $252,000 included an initial payment of $75,000 in cash plus the issuance of 15,152 shares of the Company's common stock at $11.69 per share. The Company accounted for its acquisition of NMRO using the purchase method of accounting. The following table summarizes the fair value of the NMRO assets acquired:

         Equipment                  $    9,000
         Non-compete agreement          21,000
         Customer lists                222,000
                                    ----------
                                    $  252,000
                                    ==========

The Company intends to depreciate the equipment, non-compete agreement, and customer lists on a straight-line basis over periods of five, three, and twenty years, respectively.

NOTE C - DEBT

On January 14, 1998, the Company entered into a Credit Security Agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3,185,000, bearing interest at prime + 1.25%: (ii) an overadvance term loan of up to $700,000, bearing interest at prime + 3%; (iii) a revolving line of credit equal to the lesser of $6,000,000 or 85% of the Company's eligible trade accounts receivable, bearing interest at prime + 1%, and (iv) a note of up to $2,450,000, for the purchase of capital equipment bearing interest at prime + 1.25%.

Effective September 29, 2000 the Company and Wells Fargo Business Credit amended the Credit Agreement. The amended Wells Fargo Credit Agreement consists of (i) a decrease in the overadvance term loan from $1,350,000 to $700,000 (ii) an increase in the note for the purchases of capital equipment from $1,800,000 to $2,450,000 (iii) an increase in allowable capital expenditures for the twelve month period ending December 31, 2000 from $3,000,000 to $5,000,000, and (iv) a waiver of compliance concerning salaries for the 12 month period ending December 31, 2000.

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

NOTE D - PRIVATE EQUITY PLACEMENT

During the third quarter of 2000, the Company completed a private equity placement through the sale, exclusively to accredited investors, of 550,000 units at a gross aggregate price of $5,500,000, or $10.00 per unit, resulting in net proceeds of approximately $4,877,800 after deducting agents' commissions of $550,000 and other estimated expenses. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $12.50. In connection with the private placement, the Company also issued warrants to the placement agent to purchase 55,000 shares of common stock at an exercise price of $12.50 per share. The warrants are currently exercisable and expire five years from the date of issuance.

NOTE E - SEGMENTS

The Company has two reportable segments: Product Sales and Lab Services. The Product Sales segment includes MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN(R), and VERDICT(R). The Lab Services segment includes MEDTOX Laboratories, Inc.. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance.

In evaluating financial performance, management focuses on income as a segment's measure of profit or loss.

Segment Information
     (Dollars in thousands)

                                      Three Months Ended             Nine Months Ended
                                         September 30,                  September 30,
                                       2000           1999            2000           1999
                              -------------- --------------  -------------- --------------
Laboratory Services:
   Net Sales                          9,206          7,944          26,951         23,204
   Segment Income (Loss)               (56)            302             648          1,245
   Segment Assets                    27,937         23,775          27,937         23,775

Product Sales:
   Net Sales                          2,367          1,130           5,614          2,857

   Segment Income                       533             47             607              5
   Segment Assets                     3,830          1,918           3,830          1,918

Total:
   Net Sales                         11,573          9,074          32,565         26,061
   Income                               477            349           1,255          1,250
   Total Assets                      31,767         25,693          31,767         25,693


NOTE F - CONTINGENCIES

In February 1999, the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20, 1996. The Company, while denying any infringement, settled the case by paying United States Drug Testing Laboratories $17,500 and issuing United States Drug Testing Laboratories 2,500 shares of common stock. The Company had previously accrued for this contingency. Under the MEDTOX Laboratories acquisition agreement, pursuant to which the Company originally acquired MEDTOX Laboratories, Inc., the sellers of MEDTOX Laboratories, Inc. agreed to remain liable for any and all damages for any patent infringement which was alleged to have occurred prior to the closing of the Company's purchase of MEDTOX Laboratories, Inc. The acquisition agreement also provided for the sellers to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court costs in connection with any infringement which was alleged to have occurred before the closing date. It is the Company's opinion that it is entitled to recover $79,000 in damages from the sellers in accordance with the above referenced provisions of the acquisition agreement as a result of the settlement with United States Drug Testing Laboratories in 1999. The Company has initiated steps to commence an arbitration proceeding against the sellers seeking payment of the $79,000.

On January 31, 1997, the Company filed suit in Federal District Court in Minnesota against a majority stockholder ("Morgan Capital") and two former outside directors alleging violation of Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered the defendants to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims  between  the parties  regarding  the  transaction  other then the
Section 16(b) claim against the former stockholder, Morgan Capital, along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 72,500 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal

District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital must now appeal the Federal District Court's decision to the Eighth Circuit Court of Appeals before November 20,2000, or pay the judgment, or attempt to negotiate a final settlement of the matter with the Company. The Company has not recorded a receivable for this amount due to the continuing uncertainty of the matter.

On March 10, 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Plaintiff, The Methodist Medical Center of Illinois. The Plaintiff is alleging that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. The parties are now engaged in pretrial discovery and it is too early in that process to develop any sense at to how the matter might ultimately be resolved. The Company has filed a cross claim against the other defendants in the litigation based on such defendants' contractually obligation to indemnify the Company against any damages, costs or expense (including attorney fees) incurred by the Company, arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. For this reason, management does not expect the ultimate resolution of this matter to have a material impact on the Company's financial condition or results of operations.


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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Laboratory Services

Revenues from Laboratory Services for the three months ended September 30, 2000 were $9,206,000 as compared to $7,944,000 for the three months ended September 30, 1999. The increase of $1,262,000 or 15.9% was primarily attributable to an 8.4% increase in both net revenue per laboratory test and the number of tests.

The gross margin from the revenues generated from the laboratory services was 33.0% for the three months ended September 30, 2000 as compared to a gross margin of 33.5% for the same period in 1999. The slight decline in gross margin was primarily attributable to a one-time reduction in net revenues from an increase in pass through expenses incurred on behalf of our clients and paid to third-party collection sites, partially offset by the increase in net revenue per laboratory test noted above.

Selling, general and administrative expenses for the three months ended September 30, 2000 were $2,757,000 compared to $2,070,000 for the three months ended September 30, 1999. The increase of $687,000 or 33.2% in 2000 was primarily the result of increased salaries and sales expenses as the Company continues to upgrade the management team and sales force.

Interest and financing costs for the Laboratory Services segment increased to $226,000 for the three months ended September 30, 2000 from $205,000 during the same period of 1999, reflecting higher debt levels and increasing interest rates.

As a result of the above, net income (loss) for the Laboratory Services segment of the Company for the three months ended September 30, 2000 was ($56,000) compared to the net income of $302,000 for the three months ended September 30, 1999.

Product Sales

Revenues from Product Sales for the three months ended September 30, 2000 increased 109.5% to $2,367,000 as compared to $1,130,000 for the three months ended September 30, 1999. The increase was primarily attributable to continued growth of the VERDICT(R) and PROFILE(R) product lines.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 168.0% to $1,946,000 for the three months-ended September 30, 2000 compared to sales of $726,000 for the same period in 1999. The increase in product sales is primarily due to the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The Company is continuing to develop new products in this area and plans to introduce its Emergency Room (ER) panel in the latter part of 2000.

Product sales from agricultural diagnostic products decreased 51.5% to $82,000 for the three months ended September 30, 2000 compared to $169,000 in 1999. The primary reason for the decrease of $87,000 was the result of decreased purchases by the USDA of the Company's products. The USDA's needs for the Company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 44.3% to $339,000 for the three months ended September 30, 2000 compared to $235,000 in 1999. This increase was due to increased revenue from both historical and new customers.

Gross margins from Product Sales for the three months ended September 30, 2000 were 71.0% compared to 44.9% for the three months ended September 30, 1999. The improvement in gross margin was primarily due to an increased mix of higher margin products and efficiencies gained in the production facility.

Selling, general and administrative expenses for Products Sales during the three months ended September 30, 2000 were $978,000 compared to $331,000 for the three months ended September 30, 1999. The increase of $647,000 or 195.5% was primarily the result of increased expenses as the Company continues to upgrade the management team and sales force. The increased sales level also contributed to the higher selling, general and administrative expenses.

Research and development expenses incurred for Product Sales during the three months ended September 30, 2000 were $150,000 as compared to $115,000 for the same period in 1999. The increase of $35,000 or 30.4% was primarily the result of the costs associated with new product development efforts for on-site and other ancillary products.

As a result of the above, net income for the Product Sales segment of the Company for the three months ended September 30, 2000 was $533,000, compared to $47,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Laboratory Services

Revenues from Laboratory Services for the nine months ended September 30, 2000 were $26,951,000 as compared to $23,204,000 for the nine months ended September 30, 1999. The increase of $3,747,000 or 16.2% was primarily attributable to an 8.4% increase in laboratory tests and a 9.2% increase in average revenue per test.

The gross margin from the revenues generated from Laboratory Services was 34.0% for the nine months ended September 30, 2000 as compared to a gross margin of 33.2% for the same period in 1999.

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $7,529,000 compared to $5,819,000 for the nine months ended September 30, 1999. The increase of $1,710,000 or 29.4% was primarily the result of increased salaries and sales expenses as the Company continues to upgrade the management team and sales force.

Interest and financing costs for the Laboratory Services segment increased to $694,000 for the nine months ended September 30, 2000 from $547,000 during the same period of 1999, reflecting higher debt levels and increasing interest rates.

As a result of the above, net income for the Laboratory Services segment of the Company for the nine months ended September 30, 2000 was $648,000, compared to the net income of $1,245,000 for the nine months ended September 30, 1999.

Product Sales

Revenues from Product Sales for the nine months ended September 30, 2000 increased 96.5% to $5,614,000 as compared to $2,857,000 for the nine months ended September 30, 1999. The increase was primarily attributable to continued growth of the VERDICT(R) and PROFILE(R) product lines.

Product sales from substance abuse testing products, which incorporates the EZ-SCREEN PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased 145.4% to $4,258,000 for the nine months ended September 30, 2000 compared to sales of $1,735,000 in 1999. The increase in product sales is primarily due to the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II.

Product sales from agricultural diagnostic products decreased 12.9% to $344,000 for the nine months ended September 30, 2000 compared to $395,000 in 1999. The primary reason for the decrease of $51,000 was the result of decreased purchases by the USDA for the Company's products. The USDA's needs for the company's products vary from quarter to quarter and sales to the USDA are expected to fluctuate accordingly.

Sales of contract manufacturing services, microbiological and associated products increased 39.2% to $1,012,000 for the nine months ended September 30, 2000 compared to $727,000 in 1999. This increase was due to increased revenues from both historical customers and new customers added in 2000.

Gross margins from Product Sales for the nine months ended September 30, 2000 were 63.3% compared to 44.7% for the nine months ended September 31, 1999. The increase in gross margin was primarily due to an increased mix of higher margin products and efficiencies gained in the production facility.

Selling, general and administration expenses for Products Sales during the nine months ended September 30, 2000 were $2,353,000, compared to $856,000 for the nine months ended September 30, 1999. The increase of $1,497,000 or 174.9% was primarily the result of increased expenses as the Company continues to upgrade the management team and sales force. The increased sales level also contributed to the higher selling, general and administrative expenses.

Research and development expenses incurred for Product Sales during the nine months ended September 30, 2000 were $538,000 as compared to $371,000 for the same period in 1999. The increase of $167,000 or 45.0% was primarily the result of the costs associated with new product development for on-site and other ancillary products.

For the nine months ended September 30, 2000, the Product Sales segment incurred interest and financing costs of $57,000 as compared to $48,000 for the same period in 1999. The increase of $9,000 or 18.8% was primarily the result of higher debt levels and increasing interest rates.

As a result of the above, net income for the Product Sales segment of the Company for the nine months ended September 30, 2000 was $607,000 compared to the net income of $5,000 for the nine months ended September 30, 1999.


Material Changes in Financial Condition

Laboratory Services

As of September 30, 2000 net accounts and notes receivable for Laboratory Services were $8,433,000 compared to $6,318,000 at December 31, 1999. This increase of $2,115,000 or 33.5% was primarily the result of higher sales for the quarter ended September 30, 2000 as compared to quarter ended December 31, 1999.

Inventories for Laboratory Services were $1,432,000 at September 30, 2000 compared to $978,000 at December 31, 1999. The increase of $454,000 or 46.4% is primarily attributable to additional supplies (forms, labels, and collection kits) shipped to new and existing collection sites to support a projected increase in sales volume in 2001. During the quarter, the Company also revised its assumptions for calculating off-site inventory located at collection sites throughout the United States. The revised assumptions reduced the amount of expected scrap inventory and changed the projected time that a collection site uses the collection kits from three months to twelve months.

Product Sales

At September 30, 2000, net accounts receivable for Product Sales were $1,706,000, compared to $789,000 at December 31, 1999. This increase of $917,000 or 116.2% was primarily due to higher sales in the quarter ended September 30, 2000 as compared to the quarter ended December 31, 1999.

Inventories were $1,651,000 at September 30, 2000 compared to $818,000 at December 31, 1999. The increase of $833,000, or 101.8% is primarily attributable to the increase in forecasted sales for the fourth quarter of 2000.

Liquidity and Capital Resources

Cash received from operations and debt financing have been the primary sources of funding for the working capital requirements of the Company. At September 30, 2000, the Company had total availability of $6,000,000 on its line of credit of which $3,140,000 was borrowed, leaving a net availability of $2,860,000.

During the third quarter of 2000, the Company completed a private equity placement through the sale, exclusively to accredited investors, of 550,000 units at a gross aggregate price of $5,500,000, or $10.00 per unit, resulting in net proceeds of approximately $4,877,800 after deducting agents' commissions of $550,000 and other estimated expenses. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $12.50.

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


Item 3             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------             ----------------------------------------------------------

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 1999 and through September 30, 2000, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

The Company had $575,000 of subordinated notes outstanding as of September 30, 2000 and December 31, 1999, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $6.7 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of September 30, 2000 and December 31, 1999, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At September 30, 2000 and December 31, 1999, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note F
------   ------------------

ITEM 2   CHANGES IN SECURITIES.

In the third quarter of 2000 the Company completed a private equity placement through the sale of 550,000 units at a gross aggregate price of $5,500,000, or $10.00 per unit, resulting in net proceeds of approximately $4,877,800 after deducting agents' commissions of $550,000 and other estimated expenses. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $12.50. The warrants are currently exercisable and expire five years from the date of issuance.

The sale of securities was made to "accredited investors" as defined in Rule 501(a) of Regulation D and in reliance on Regulation D and Section 4(2) under the Securities Act of 1933, as amended. Miller Johnson & Kuehn, Inc. of Minneapolis, MN acted as the Company's agent in the private placement. In connection with the private placement, the Company also issued five-year warrants to the placement agent to purchase 55,000 shares of common stock at an exercise price of $12.50 per share. As part of the financing, the Company also entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement on Form S-3 within 30 days covering the resale of shares of the Company's common stock issued in the third quarter 2000 and the shares to be issued pursuant to the warrants.

The Company intends to use the net proceeds from this offering for general working capital purposes, including product and capacity expansion to support the Company's increasing sales and to take advantage of new expansion opportunities that have been presented to the Company. Until such time, the proceeds were used to repay $4,929,000 on its outstanding revolving line of credit with Wells Fargo Business Credit.

In August 2000, the Company closed on the purchase of certain assets from NMRO, Inc. in exchange for $75,000 in cash plus 15,152 shares of common stock of the Company at $11.69 per share. The sale of securities was made pursuant to an exemption from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended.



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


Date:    November 14, 2000


                                 MEDTOX SCIENTIFIC, INC.



                                 By: /s/ Richard J. Braun
                                     ------------------------------------------
                                     Richard J. Braun, Chief Executive Officer


                                 By: /s/ James B. Lockhart
                                     ------------------------------------------
                                     James B. Lockhart, Chief Financial Officer