Form 10-K
period 2000-12-31
MEDTOX SCIENTIFIC INC
filed 2001-03-28
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 [FEE REQUIRED] For the fiscal
                          year ended December 31, 2000

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

                402 West County Road D, St. Paul, Minnesota 55112
                ------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (651) 636-7466
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.15 per share
                     --------------------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $26,519,633 as of March 20, 2001, based upon a price of $7.80 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 20, 2001, was 3,537,179.

                             MEDTOX SCIENTIFIC, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                Table of Contents
ITEM NO.                                                              PAGE
--------                                                              -----
Part I

   1.    Business. . . . . . . . . . . . . . . .                         4
   2.    Properties. . . . . . . . . . . .  . . .                       11
   3.    Legal Proceedings . . . . . . . . . . . . .                    12
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . .                  13

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . . .            14
   6.    Selected Financial Data . . . . . . . . . . . . . . . . .      15
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . .      16
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . . .      23
   9.    Changes in and Disagreements With
          Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . .        23

Part III

   10.   Directors and Executive Officers . . . . . . . . . . .         24
   11.   Executive Compensation. . . . . . . . . . . . . . . .          26
   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . .              33
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .        34

Part IV

   14.   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . . .            35

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .       42

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

ITEM 1.  BUSINESS.
-------  --------

         1.       General.

     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". The Company is engaged primarily in two distinct, but very much related businesses. The business of manufacturing and distribution of diagnostic devices is carried on by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina and the business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota. For the year ended December 31, 2000, sales from the forensic and clinical laboratory services conducted by MEDTOX Laboratories, Inc. accounted for 81% of the Company's revenues. Revenue from the manufacture and distribution of diagnostic devices and other similar products, including some contract manufacturing conducted by MEDTOX Diagnostics, Inc. accounted for 19% of the total revenues of the Company for the year ended December 31, 2000.

2.       Principal Services, Products, and Markets.

         General. The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company's segments, see Note 3 of Notes to the Consolidated Financial Statements.

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

         Product Sales

                  The Company has taken a leadership role in the development and distribution of diagnostic drug screening devices. The demand for fast, inexpensive screening technology that detects the presence of a number of substances in human urine, blood samples and other biological specimens continues to increase.

                  In 1998, the Company received FDA 510(k) clearance on the first of its second-generation on-site test products, PROFILE(R)-II. PROFILE(R)-II, is a five-drug lateral flow device for the detection of drugs-of-abuse in human urine. This single-step, immunoassay device has been combined with the Company's data delivery system and laboratory confirmation capability to produce the PROFILE(R)-II Test System. This integrated on-site testing system is currently being marketed to occupational health clinics, corporate clients, third party administrators, and drug abuse counseling and treatment centers.

                  The Company also manufactures and distributes the VERDICT(R)-II line of diagnostic drug screening products within the criminal justice, temporary service and drug rehabilitation markets. In 2000, the Company developed 10 additional panel configurations within the VERDICT(R)-II product line, giving the company 12 FDA 510(k)-cleared products in all. These devices are sold in multiple assay configurations, providing clients with flexibility in terms of drug panel options and potential cost savings.

                  The Company continues to market the EZ-SCREEN(R) tests. These tests are qualitative assays utilized in agricultural diagnostics to detect mycotoxins and antibiotic residues. Mycotoxins are hazardous substances produced by fungal growth and frequently contaminate corn, wheat, rye, barley, peanuts, tree nuts, cottonseed, milk, rice, and livestock feeds. The EZ-SCREEN(R) agridiagnostic tests are marketed to regulatory authorities and producers of foodstuffs and feeds.

                  The Company distributes diagnostic tests for the detection of alcohol with the EZ-SCREEN(R) Breath Alcohol Test. The test consists of a small tube containing chemically treated crystals that change color in the presence of alcohol. The Company purchases the EZ-SCREEN(R) Breath Alcohol Test through a distribution agreement.

                  3.       Marketing and Sales.

                  The Company believes that the combined operations of the Laboratory Services business and the on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. The Company is in a position to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including (1) on-site tests for the detection of substance of abuse drugs; (2) SAMHSA certified laboratory testing (screening and confirmation); (3) biological monitoring of occupational toxins; (4) consultation; and (5) logistic, data management and program management services.

     The Company has expanded its sales effort in the pharmaceutical market by offering testing services for Phase 1-3 clinical trials and working with sponsors and Clinical Research Organization's (CRO's) on assay development and bio-analytical studies. In addition, the Company has begun to market clinical chemistry testing services to clinics, hospitals and physician offices on a regional basis.

                  Major Customers. The Company had no single customer whose sales amounted to more than 10% of its total revenues during the year ended December 31, 2000.

                  4.       New Products, Research and Development.

                  Laboratory Services. The research and development group for Laboratory Services develops new assays for new drugs and compounds, develops new assays for existing metabolites of drugs and other toxins, and improves existing assays with the goal of improving the assays' robustness, sensitivity, accuracy, precision, specificity, and cost. Numerous new laboratory-based assays were developed during 2000 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), atomic absorption (AA), inductively coupled plasma mass spectrometry (ICP/MS), and tandem mass spectrometry (LC/MS/MS). The many new tests developed during 2000 continued to expand the Company's capabilities in the esoteric reference clinical toxicology market (providing sophisticated testing for hospitals and other reference laboratories), expand our capabilities and laboratory services in biological monitoring of toxins in the workplace, expand our capabilities of detecting drugs of abuse for clinical and workplace analysis, and also expand our capabilities in pharmaceutical research analysis.

                  Much of our new clinical toxicology test development efforts focused on newly marketed anticonvulsant and antidepressant drugs, further strengthening our expertise in neurological drug analysis. In 2000, the Company purchased an additional tandem mass spectrometer (LC/MS/MS) and continued to move many of existing assays to the new technology, resulting in dramatic increases in sensitivity, specificity and throughput. A number of multi-drug screening tests have also been successfully developed utilizing LC/MS/MS technology. In 2000, efforts have begun to explore the utility of new immunological techniques for both onsite and laboratory based testing.

                  Product Sales. In July 2000, the Company filed a 510(k) with the FDA for an additional test strip that includes benzodiazepines, barbiturates, methadone and TCA (tricyclic antidepressants). The Company received pre-marketing approval for this strip in early 2001, incorporated this test strip with the PROFILE(R)-II test strip, and created the PROFILE(R)-II ER, a dual-window device that can test for nine substances in a single device. The PROFILE(R)-II ER will be marketed primarily to hospital laboratories.

                  The Company continues to develop new and innovative products and services while expanding the laboratory's test menu to meet the demands of both the drug testing and clinical markets.

                  Research and Development Expenses. The Company incurred costs of $1.1 million, $0.8 million and $1.2 million for research and development activities in 2000, 1999 and 1998, respectively.

         5.       Raw Materials.

                  Laboratory Services. The raw materials required by the laboratory for urine drug testing consist primarily of two types: specimen collection supplies and reagents for laboratory analysis. The collection supplies include drug testing custody and control forms that identify the specimen and the client, as well as document the chain-of-custody. Collection supplies also consist of specimen bottles and shipping supplies. Reagents for drug testing are primarily immunoassay screening products and various chemicals used for confirmation testing. The Company believes all of these materials are available at competitive prices from numerous suppliers.

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

                  The Company holds nine issued United States patents relating to on-site testing technology. Eight of these patents generally form the basis for the EZ-SCREEN(R) and one-step technologies, which include PROFILE(R)-II and VERDICT(R)-II products. The other patent relates to methods of utilizing whole blood as a sample medium on its immunoassay devices.

                  Of the eight U.S. patents mentioned above which generally form the basis for the EZ-SCREEN(R) and one-step technologies, one expired in 2000, one expires in 2004, five expire in 2007, and one expires in 2010. The patent relating to the methods of utilizing whole blood as a sample medium expires in 2012.

                  There can be no guarantee that there will not be a challenge to the validity of the patents. In the event of such a challenge, the Company might be required to spend significant funds to defend its patents, and there can be no assurance that the Company would be successful in any such action.

                  General. The Company holds approximately 12 registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2001 to 2009. Applications have also been made for additional trade names.

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

         8.       Backlog.

                  Laboratory Services. There exists a delay in recognition of revenues when setting up new accounts for Laboratory Services. The time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the Company, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2000, the Company had several accounts, which were in the process of being set up where revenues are not expected to be realized until 2001.

     Product Sales. At December 31, 2000, MEDTOX Diagnostics, Inc. did not have any significant backlog and normally does not have any significant backlog. The Company does not believe that sales backlog is a significant factor in the Product Sales segment of its business.

9.       Competition.

                  Laboratory Services. As of December 31, 2000 approximately 63 labs, including MEDTOX Laboratories, Inc. were certified by the Department of Health and Human Services as having met the standards for Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925). Competitors and potential competitors include forensic testing units of large clinical laboratories and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

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

                  The industry in which the Company competes is characterized by service issues including: turn-around time of reporting results, price, the quality and reliability of results, and an absence of patents or other proprietary protection. In addition, since tests performed by the Company are not protected by patents or other proprietary rights, any of these tests could be performed by competitors. However, there are proprietary assay protocols for the more specialized testing that are unique to the Company.

                  The Company's ability to successfully compete in the future and maintain its margins will be based on its ability to maintain its quality and customer service strength while maintaining efficiencies and low operating costs. There can be no assurance that price competitiveness will not increase in importance as a competitive factor in the laboratory testing business.

                  Product Sales. The diagnostics market has become highly competitive with respect to the price, quality and ease of use of various tests and is characterized by rapid technological and regulatory changes. The Company has designed its on-site tests as inexpensive and for use by unskilled personnel, and has not endeavored to compete with laboratory-based systems. Numerous large companies with greater research and development, marketing, financial, and other capabilities, as well as smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which the Company produces its products.

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

     1. Substance Abuse and Mental Health Services Administration (SAMHSA). MEDTOX Laboratories, Inc. hasbeen certified by SAMHSA since 1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations.

     2. Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company's device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 16 different products. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

     As a registered manufacturer of FDA regulated products, the Company is subject to a variety of FDA regulations including the Good Manufacturing Practices (GMP) regulations which define the conditions under which FDA regulated products are to be produced. These regulations are enforced by FDA and failure to comply with GMP or other FDA regulations can result in the delay of pre-market product reviews, fines, civil penalties, recalls, seizures, injunctions and criminal prosecution.

     3. Health Care Financing Administration (HCFA). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN(R), PROFILE(R), PROFILE(R) II, VERDICT(R) and VERDICT(R) II drugs of abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA licensed laboratory.

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

     5. Additional Laboratory Regulations. The laboratories of MEDTOX Laboratories, Inc. and certain of its laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which it conducts business. Federal, state and local laws and regulations require MEDTOX Laboratories, Inc., among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs. In addition, the laboratories are subject to a number of other federal, state, and local requirements which provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited.

     The laboratory receives and uses small quantities of hazardous chemicals and radioactive materials in their operations and are licensed to handle and dispose of such chemicals and materials. Any business handling or disposing of hazardous and radioactive waste is subject to potential liabilities under certain of these laws.

         11.      Product and Professional Liability.

                  Laboratory Services. The Company's laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company's laboratories have maintained continuous professional and general liability insurance since 1984. The insurance policy covers those amounts the Company is legally obligated to pay for damages resulting from a medical incident, which arises out of a failure to render professional services. To date, the Company has not paid any material dollar amounts for claims of this type and no material professional service claims are currently pending.

                  Product Sales. Manufacturing and marketing of products by the Company entail a risk of product liability claims. Since 1993, the Company has maintained insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. The insurance policy covers damages that the Company is legally obligated to pay as a result from bodily injury and property damage. Consequently, for uncovered claims, the Company could be required to pay any and all costs associated with any product liability claims brought against it, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against the Company. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on the Company and exceed its ability to pay such damages. No product liability claims are pending.

         12.      Employees.

                  As of December 31, 2000, the Company had a total of approximately 453 full-time employee equivalents as compared to approximately 340 full-time employee equivalents at December 31, 1999. Of the approximate 453 employees, 412 work at MEDTOX Laboratories, Inc. while the remaining 41 work at MEDTOX Diagnostics, Inc.

                  The Company's employees are not covered by any collective bargaining agreements and the Company has not experienced any work stoppages. The Company believes that it maintains good relations with its employees.


ITEM 2.  PROPERTIES.

     The  administrative  offices and  laboratory  operations for the Laboratory
Services segment of the Company's business are located primarily in a 53,576 square foot facility in St. Paul, Minnesota. Until March 16, 2001, the Company leased this space at an annual rent, excluding operating costs, of approximately $445,000 per year. On March 16, 2001 the Company purchased the entire three building complex with a total of 129,039 square feet, which included the 53,576 square feet utilized by the Company's Laboratory Services segment. The purchasing entity was New Brighton Business Center LLC, a wholly owned limited liability company, established by the Company for the sole purpose of purchasing the entire three building complex. The selling entity was PHL-OPCO, LP a Delaware limited partnership, which was an unrelated third party who had operated the facility as its landlord until the sale to the Company. The purchase price, exclusive of expenses and closing costs, was $6,350,000 and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6,200,000. The mortgage loan has a term of ten years and is being repaid based on a 20 year amortization schedule with a balloon payment at the end of the ten year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is $431,000 per year. In addition, effective September 1, 2001, the Laboratory Services segment entered into a seven-year lease for 30,000 square feet to be used in connection with its courier business and also as additional warehouse and shipping space. This building is a special purpose facility and enables the Company to store its vehicles indoors, when appropriate, and to perform routine maintenance of the vehicles. The annual base rent on this second facility, exclusive of operating expenses is currently $10,500 per year.

                  The operations for the Product Sales segment of the Company's business are located in Burlington, North Carolina where the Company maintains the offices, research and development laboratories, production operations, and warehouse for MEDTOX Diagnostics, Inc. For the last several years the Company has leased approximately 33,000 square feet on a month-to-month basis at an annual base rent, excluding operating costs, of approximately $121,000. Effective March 28, 2001, the Company entered into a 10-year lease of the entire building (approximately 39,500 square feet) at the same location for an annual base rent of $197,000, exclusive of operating expenses. This facility has always been owned and leased to the Company by Dr. Samuel C. Powell, a member of the Board of Directors of the Company. In addition, under the lease the Company will have up to $600,000 to spend on tenant improvements of the building, which will then be amortized over the 10-year life of the lease as additional rent at an assumed annual interest rate of 9.5%. The Company believes it is renting this facility in Burlington on terms as favorable as those available from third parties for equivalent premises.

                  The Company believes that its existing facilities are adequate for the purposes being used to accommodate its product development, and manufacturing and laboratory testing requirements.


ITEM 3.  LEGAL PROCEEDINGS.

                  In February 1999, the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20, 1996. The Company, while denying any infringement, has settled the case by paying United States Drug Testing Laboratories $17,500 and issuing United States Drug Testing Laboratories 2,500 shares of common stock. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not affect results of operations for the year ending December 31, 1999. Under the MEDTOX Laboratories acquisition agreement, pursuant to which the Company originally acquired MEDTOX Laboratories, Inc., the sellers of MEDTOX Laboratories, Inc. agreed to remain liable for any and all damages for any patent infringement which was alleged to have occurred prior to the closing of the Company's purchase of MEDTOX Laboratories, Inc. The acquisition agreement also provided for the sellers to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court costs in connection with any infringement which was alleged to have occurred before the closing date. It is the Company's opinion that it is entitled to recover $79,000 in damages from the sellers in accordance with the above referenced provisions of the acquisition agreement. The parties have agreed that the matter may be arbitrated in Minneapolis, Minnesota rather then in Chicago as required by the original acquisition agreement. Management expects this matter will be resolved prior to the end of calendar year 2001.

                  In January 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims between the parties regarding the transaction other then the Company's Section 16(b) claim against the former stockholder, Morgan Capital. The parties entered into this Stipulation along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 72,500 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital subsequently appealed the Federal District Court's decision to the Eighth Circuit Court of Appeals. The parties have completed and filed their respective appeal briefs with the Eighth Circuit Court of Appeals. The parties are now awaiting the scheduling of oral arguments which should occur sometime in

2001. The Company has not recorded a receivable for this amount due to the uncertainty of this matter.

                  In March 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Plaintiff, The Methodist Medical Center of Illinois. The Plaintiff is alleging that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. The Company has filed a cross claim against the other defendants in the litigation based on such defendants' contractual obligation to indemnify the Company against any damages, costs or expense (including attorney fees) incurred by the Company, arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. The parties are now engaged in pretrial discovery while at the same time settlement negotiations are underway between the parties. While it is too early to be confident as to the ultimate resolution of this matter, in light of the nature of plaintiff's claims, the nature of the discovery to date, the co-defendants indemnification obligation and the relative positions of the parties during the settlement discussion, management does not expect the ultimate resolution of this matter to have a material impact on the Company's financial condition or results of operations.

                  In January 2001, the Company was contacted by counsel for one of the Company's shareholders who had purchased stock in the Company's private placement in August 2000. The shareholder's counsel expressed the view that the decline in the Company's stock in December was directly attributable to the Company's announcement of a charge to earnings in the fourth quarter due to the bankruptcy filings of two of its customers. Counsel has asserted that since the bankruptcy filing by one of the customers had occurred prior to the closing of the private placement, the Company should have disclosed the fact of that filing in connection with the private placement. The Company is unable to ascertain whether the shareholder will actually pursue this matter through litigation.




ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.


                  No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Common Stock

                  Since September 27, 1993, the Company's common stock has been listed on the American Stock Exchange and is currently trading under the symbol "TOX". As of March 20, 2001, the number of holders of record of the Common Stock was 2,696. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the common stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the 1:20 reverse split which took effect on February 24, 1999.

  2000:                                       High              Low

  First Quarter............................. $10.13         $   8.13
  Second Quarter........................      10.13             7.00
  Third Quarter...........................    13.13            10.50
  Fourth Quarter.........................     12.25             5.88

  1999:
  First Quarter............................. $ 5.00        $    2.56
  Second Quarter........................       7.50             2.63
  Third Quarter...........................    10.06             6.50
  Fourth Quarter.........................      9.63             7.25

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


Series A Preferred Stock

                  To help finance the acquisition of the predecessor to MEDTOX Laboratories, Inc. and provide working capital, the Company issued 407 shares of Series A preferred stock in January 1996. There are no remaining shares of Series A Preferred Stock outstanding as of December 31, 2000.

                  No dividends on the Series A preferred stock were declared or paid prior to their conversion to common stock, which occurred on or before January 30, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

(In thousands, except share and per share data)

                                                          2000           1999          1998         1997        1996
STATEMENT OF OPERATIONS DATA:
   Revenues                                            $  42,880    $  35,003    $  29,575    $  28,594   $  26,498
   Cost of revenues                                       27,847       22,749       20,360       17,888      17,495
   Selling, general, and administrative                   15,480        9,348        8,974        9,510      11,725
   Research and development                                1,123          834        1,153          965       1,280
   Restructuring costs (a)                                   --          (164)         712         (397)      2,449
   Goodwill write-off (b)                                    --           --           --           --        6,117
   Other expense                                             991          817          673          603         241
                                                       ---------    ---------    ---------    ---------   ---------
   (Loss) income from operations                       $  (2,561)   $   1,419    $ (2,297)   $       25   $ (12,809)
   Preferred stock deemed dividend                           --           --           --           --       (6,783)
   (Loss) income from  operations applicable to         ---------    ---------    ---------    ---------   ---------
      common stockholders                              $  (2,561)   $   1,419   $  (2,297)   $       25   $ (19,592)
                                                       ==========   ==========   ========        ======   ==========

   Basic (loss) earnings from operations per common
     share                                             $  (0.81)    $    0.49    $   (0.79)   $    0.01   $ (11.71)
                                                       =========    =========    ==========   =========   =========
   Diluted (loss) earnings from operations per common
      share                                            $  (0.81)    $    0.48    $   (0.79)   $    0.01   $ (11.71)
                                                       =========    =========    ==========   =========   =========

   Weighted average number of shares outstanding:
     Basic                                             3,142,588    2,902,087    2,893,399    2,566,966   1,672,793
     Diluted                                           3,142,588    2,985,107    2,893,399    2,566,966   1,672,793

BALANCE SHEET DATA:
   Total assets                                        $  30,024    $  26,271    $  24,600    $  24,881   $  24,079
   Long-term obligations                                   2,898        2,146        2,301          295         --
   Total stockholders' equity                             15,410       12,790       11,326       13,571      13,548

SEGMENT DATA:
   Net revenues:
     Laboratory Services                               $  34,797    $  31,012    $  27,070    $  25,899   $  23,541
     Product Sales                                         8,083        3,991        2,505        2,695       3,047
                                                       ---------    ---------    ---------    ----------  ---------
     Total net revenues                                $  42,880    $  35,003    $  29,575    $  28,594   $  26,588
                                                       =========    =========    =========    ==========  =========
   Segment (loss) income:
     Laboratory Services                               $  (3,374)   $   1,440    $  (1,391)   $     430   $  (9,155)
     Product Sales                                           813          (21)        (906)        (405)     (3,653)
                                                       ---------    ----------   ----------   ----------  ----------
     Total segment (loss) income                       $  (2,561)   $   1,419    $  (2,297)   $      25   $ (12,808)
                                                       ==========   ==========   ==========   ==========  ==========
   Assets:
     Laboratory Services                               $  26,498    $  24,269    $  23,289    $  23,469   $  22,479
     Product Sales                                         3,526        2,002        1,311        1,412       1,600
                                                       ---------    ---------    ---------    ---------   ---------
     Total assets                                      $  30,024    $  26,271    $  24,600    $  24,881   $  24,079
                                                       =========    =========    =========    =========   ==========


(a) During 1996, the Company recorded restructuring costs of $2.5 million as a result of the consolidation of the laboratory operations of PDLA into the laboratory operations of MEDTOX, the sale of the former operations of Bioman, and the reduction of its work force at certain of its facilities. Amounts reported as restructuring costs in 1999, 1998 and 1997 represent revaluations to the original restructuring reserve recorded in 1996.

(b) Represents the impairment of goodwill associated with the acquisition of MEDTOX in 1996.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its wholly-owned subsidiaries, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc., are referred to herein as "the Company". The Company is engaged primarily in two distinct, but very much related businesses. The business of manufacturing and distribution of diagnostic devices is carried on by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina and the business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota.

         The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For the years ended December 31, 2000, 1999 and 1998, Laboratory Services revenue accounted for 81%, 89% and 92% of the Company's revenues, respectively. Revenue from Product Sales accounted for 19%, 11% and 8% of the total revenues of the Company for the years ended December 31, 2000, 1999 and 1998, respectively.

Results of Operations

         In 2000, the Company achieved record revenues of $42.9 million, an increase of 23% over 1999, driven by the continued growth of the VERDICT(R) and PROFILE(R) product lines and an increase in the number of laboratory tests. However, a one-time charge to earnings of $0.6 million related to reorganization of the Company's Laboratory Services segment, a $0.5 million charge to reserve for potential losses attributable to the Chapter 11 bankruptcy filings of two customers (included in selling, general, and administrative expenses), coupled with higher than anticipated operating costs resulted in a net loss of $2.6 million for the year ended December 31, 2000. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                   YEARS ENDED DECEMBER 31,
                                               2000          1999        1998
--------------------------------------------------------------------------------
   Revenues                                    100.0%       100.0%       100.0%
   Cost of revenues                             65.0         65.0         68.8
   Operating expenses:
     Selling, general, and administrative       36.1         26.7         30.3
     Research and development                    2.6          2.4          4.0
     Restructuring costs                          -          (0.5)         2.4
                                               ------       -------     -------
                                                38.7         28.6         36.7
  Interest expense                               2.3          2.3          2.3
                                               ------       -------     -------
  Net (loss) income                             (6.0)%        4.1%        (7.8)%
                                               ======       =======     =======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


Revenues

         Revenues increased 23% to $ 42.9 million in 2000, driven by a $4.1 million, or 103% increase in Product Sales revenues and a $3.8 million, or 12% increase in Laboratory Services revenues.

         The growth in  Laboratory  Services  revenues was primarily due to a 7%
increase in laboratory tests for employment drug testing services, partially offset by a 14% decline in the average price per testing specimen. The erosion in the average price per testing specimen stemmed from tougher market conditions, which reduced the average price that the Company could charge new customers. Despite the overall favorable sales trend, poor weather conditions and a slowing economy in the fourth quarter of 2000 resulted in lab sample volume from existing drugs-of-abuse clients to fall well below expectations. As a result, the Company has undertaken a reorganization, which includes refocusing the Laboratory operations to ensure that it operates with acceptable gross margins and targets appropriate markets. As part of the reorganization, the Company will emphasize the marketing, sales and operations of the Product Sales business rather than laboratory drugs-of-abuse screening. This includes converting where possible the drugs-of-abuse laboratory clients to the PROFILE(R)-II System for on-site screening. As more of the drugs-of-abuse screening converts away from the Laboratory to the Product Sales business, the Company will continue to expand and grow the esoteric laboratory business, which accounted for 25% of Laboratory revenues and grew by 20% in 2000. This is especially true in the occupational health area and in the Company's support of pharmaceutical trials.

         The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products and contract manufacturing services, partially offset by decreased sales of agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $4.0 million to $6.3 million in 2000. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 13 different configurations to detect from one to five drugs of abuse. With the expansion of the sales group and additional device configurations, the Company expects significant growth of VERDICT(R)-II sales in 2001. The Company continues to develop new products in this area, including the PROFILE(R)-ER device which will be introduced in early 2001. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company received FDA approval for its PROFILE(R)-ER device and for 10 configurations of its VERDICT(R)-II product in January 2001.

          Sales of contract manufacturing services, microbiological and associated products increased 31% to $1.3 million due to increased revenues from both historical customers and new customers. Product sales from agricultural diagnostic products decreased 15% to $.5 million primarily as a result of decreased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross profit

         Consolidated gross margin of 35.0% in 2000 remained flat compared to 1999, reflecting improvement in Product Sales gross margin, offset by a decline in Laboratory Services gross margin.

         Laboratory Services gross margin was 29.0% in 2000, down from 33.7% in 1999. The erosion of the gross margin was primarily attributable to a 14% decline in the average price per testing specimen. The drop in the average price per testing specimen stemmed from competitive market conditions, which restricted the average price that the Company could charge new customers. Gross margin was also impacted by an increase in the Company's employee health insurance costs.

         Gross margin from Product Sales improved from 45.5% to 61.2% in 2000, driven by an increased mix of higher margin products and efficiencies gained at the production facility.

         The Company anticipates that accelerating both the sales efforts and converting drugs-of-abuse laboratory testing to the PROFILE(R)-II on-site testing system should have a significant positive impact on the Company's consolidated gross margin in 2001. However, the Company remains vulnerable to any major overall economic downturn, such as the one experienced in the fourth quarter of 2000.

Selling, general and administrative expenses

         Selling, general and administrative expenses were $15.5 million, or 36.1% of revenues in 2000, compared to $9.3 million or 26.7% of revenues in 1999. The increase, in both the absolute amount and percentage of revenues, was primarily the result of the buildup of the Company's sales and marketing group throughout 2000, which affected both the Laboratory Services and the Product Sales segments. While this effort impacted earnings in 2000, the Company anticipates a fully staffed sales and marketing group for all of 2001, without any significant additional increase in expenses.

         The Company also incurred a one-time charge of $0.6 million related to the reorganization of its laboratory operations. The charge primarily represented severance and other costs associated with certain management changes. Additionally, the Company recorded a $0.5 million charge to reserve for potential losses attributable to the Chapter 11 bankruptcy filings of two Laboratory Services customers. Both customers remain as clients, and subsequent to bankruptcy filings, are current on their obligations to the Company. The Company does not anticipate that these charges will negatively impact revenues or earnings in 2001.

         The increase in the absolute dollar amount of selling, general and administrative expenses also reflected the higher revenue level in 2000.

Research and development expenses

         Research and development expenses increased by $0.3 million, or 35%, in 2000, principally due to higher research and development expenses associated with new product development for on-site and other ancillary products in the Product Sales segment.

Interest expense

         Interest expense increased by $0.2 million, or 21%, in 2000, reflecting higher debt levels and increasing interest rates (see Note 6 of Notes to Consolidated Financial Statements).

Net(loss)income

         In 2000, the Company recorded a net loss of $2.6 million compared to net income of $1.4 million in 1999, reflecting higher overall operating costs and a reduced gross margin in the Laboratory Services segment, partially offset by higher revenues in both the Product Sales and Laboratory Services segments.

         Laboratory Services reported a net loss of $3.4 million in 2000 compared to net income of $1.4 million in 1999. The decline was primarily due to increased selling, general and administrative expenses associated with the buildup of the Company's sales and marketing group, the reorganization of laboratory operations and the Chapter 11 bankruptcy of two customers. Although revenues increased 12%, this improvement was offset by a reduced gross margin, which was impacted by a reduction in the average price per specimen and an increase in the Company's employee health insurance costs.

         Product Sales net income was $0.8 million in 2000 compared to a net loss of $21,000 in 1999. This improvement was attributable to the growth in sales and an improved gross margin, which was driven by an increased mix of higher margin products and efficiencies gained at the production facility.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

         Revenues increased 18% to $35.0 million in 1999 compared to $29.6 million in 1998. Revenues from Laboratory Services increased 15% to $31.0 million in 1999 primarily due to a 19% increase in laboratory tests for employment drug testing services, partially offset by an 8% decrease in average per unit prices. Revenues from Product Sales increased 59% to $4.0 million in 1999, reflecting significant growth in sales of the PROFILE(R)- II and VERDICT(R)- II on-site testing kits. Revenues from Product Sales were also favorably impacted by increased sales of agricultural diagnostic products and contract manufacturing services, microbiological and associated products.

Gross profit

         Gross margin improved to 35.0% in 1999 from 31.2% in 1998. This improvement was driven by an increase in Laboratory Services gross margin of 2.8% and a 12.2% increase in Product Sales gross margin. Laboratory Services gross margin improved primarily due to cost savings and improvements in the efficiency of laboratory operations, which more than offset an 8% decrease in average per unit prices. Gross margin from Product Sales was positively impacted by the substantial increase in overall sales of products with a higher gross margin, particularly the substance abuse testing products.

Selling, general and administrative expenses

         Selling, general and administrative expenses were $9.3 million or 26.7% of revenues in 1999, compared to $9.0 million or 30.3% of revenues in 1998. As a percentage of total revenues, selling, general and administrative expenses decreased primarily due to the Company's efforts to reduce and monitor operating costs. This decrease was partially offset by higher sales and marketing expenses within the Product Sales segment as a result of implementation costs associated with the introduction and sale of the Company's new generation on-site products.

Research and development expenses

         Research and development expenses decreased $0.3 million, or 28%, in 1999. Laboratory Services research and development expenses declined $0.2 million or 40% primarily due to a reduction in the number of laboratory-based assays being developed in 1999 compared to 1998. Product Sales research and development expenses decreased $0.1 million or 18%, reflecting the completion of a significant portion of the development costs associated with the Company's new generation of on-site products.

Restructuring costs

The Company used $0.7 million of its restructuring reserve in 1999, which reduced the remaining balance of this reserve to $0.5 million as of December 31, 1999. The reduction in the restructuring reserve was due to payments of $0.5 million and a decrease in the reserve by an additional $0.2 million, as a result of the settlement of certain litigation brought against the Company for less than the Company had previously accrued for in 1998. The $0.2 million adjustment was recorded as a reduction in restructuring costs.

Interest expense

         Interest expenses increased $0.1 million, or 21%, in 1999, principally due to higher debt levels.

Net income (loss)

         Net income was $1.4 million in 1999 compared to a net loss of $2.3 million in 1998. The Laboratory Services segment achieved net income of $1.4 million in 1999 compared to a net loss of $1.4 million in 1998. The Product Sales segment recorded a net loss of $21,000 in 1999 compared to a net loss of $0.9 million in 1998. The improvement in both segments resulted from increased sales, improved gross margins and reduced operating costs.

Liquidity and Capital Resources

         The working capital requirements of the Company have been funded primarily by cash received from bank financing and the sale of equity securities. Cash and cash equivalents at December 31, 2000 were $0.2 million, compared to $0.6 million at December 31, 1999.

         Net cash used in operating activities was $2.0 million in 2000 compared to net cash provided by operating activities of $0.7 million in 1999. Net cash used in operating activities was $0.2 million in 1998. The decrease of $2.7 million in 2000 was primarily due to a $2.6 million net loss, as well as higher levels of accounts receivable and inventories, partially offset by increased accrued expenses and an increase in the provision for doubtful accounts. Accounts receivable before allowance for doubtful accounts increased $1.9 million, or 26% to $9.3 million at December 31, 2000, primarily due to a significant increase in Product Sales revenues in the fourth quarter of 2000 over the corresponding quarter of 1999, as well as the impact of a slowing economy in the Laboratory Services business. Inventories increased $1.3 million, or 70%, to $3.1 million at December 31, 2000, principally to support the higher production levels of substance abuse testing products related to the year-over-year increase in sales within the Product Sales segment. The increased inventory level also resulted from additional supplies (forms, labels, and collection kits) shipped to new and existing collection sites to support a projected increase in sales volume for 2001 within the Laboratory Services segment. In 2000, the Company also revised its assumptions for calculating off-site inventory located at collection sites throughout the United States. The revised assumptions reduced the amount of expected scrap inventory and changed the projected time that a collection site uses the collection kits from three months to twelve months. Accrued expenses were $3.2 million at December 31, 2000, up $1.7 million from 1999, primarily related to the reorganization of the laboratory operations and an increase in the Company's employee health insurance costs. The increase of $0.9 million in the provision for doubtful accounts in 2000 was primarily related to a $0.5 million reserve established in connection with the bankruptcy filings of two Laboratory Services customers.

         Net cash used in investing activities was $3.4 million in 2000 compared to $1.1 million and $0.9 million in 1999 and 1998, respectively. The Company's investing activities consisted primarily of equipment and capital improvement expenditures. The increased spending for equipment and capital improvement expenditures in 2000 reflected purchases primarily for Laboratory Services to improve efficiencies and reduce operating costs. The Company expects equipment and capital improvement expenditures to be between $4.0 million and $5.0 million in 2001. These expenditures are intended primarily to continue to improve efficiencies and reduce operating costs within the Laboratory Services and Product Sales businesses. Such expenditures are expected to be funded through borrowings under the Company's credit facilities and profitable operations.

         Net cash provided by financing activities was $5.0 million in 2000, compared to $1.0 million and $1.1 million in 1999 and 1998, respectively. In 2000, the Company completed a private equity placement through the sale, exclusively to accredited investors, of 550,000 units at an aggregate price of $5.5 million, or $10.00 per unit, resulting in net proceeds of approximately $4.9 million after deducting agents' commissions of $0.6 million and other expenses. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $12.50.

     In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) an overadvance term loan of $.7 million bearing interest at prime + 3%; (iii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and (iv) a capex note of up to $2.45 million for the purchase of capital equipment bearing interest at prime + 1.25%.

         The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of December 31, 2000, the Company was not in compliance with the minimum debt service coverage and minimum quarterly net income level covenants of the Wells Fargo Credit Agreement. Wells Fargo has waived the aforementioned defaults of the Company.

         The Company has received a total of $575,000 from private placements of subordinated debt and warrants from 1998 through 1999. The notes require payment of the principal amounts on December 31, 2001. Interest at 12% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equal to 25% of the face amount of the subordinated notes divided by an exercise price of $3.25 per share. The Company has determined the value of the warrants at the dates of the grants to be $56,000 based upon the Black-Scholes option pricing model. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

         The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree, the inventory of the Company. As of December 31, 2000, the Company had total borrowing capacity of $4.7 million on its line of credit, of which $3.7 million was borrowed, leaving a net availability of $1.0 million as of December 31, 2000.

         In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 2001. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2001, the Company believes that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding the operations of the Company for the long term.

         The Company continues to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenue from sales of the Company's existing products and services (iii) developing new products and services, as well as (iv) continuing to selectively pursue synergistic acquisitions to increase the Company's critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

Impact of Inflation and Changing Prices

         The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and has not been material to date to the Company's operations. In the future, the Company may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by refocusing the laboratory operations towards higher margin testing (including clinical and pharmaceutical trials) as well as emphasizing the marketing, sales and operations of the Product Sales business.

Seasonality

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



ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2000, 1999 and 1998, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

         The Company had $575,000 of subordinated notes outstanding as of December 31, 2000 and 1999, respectively, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

         The Company had approximately $7.0 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of December 31, 2000 and 1999. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At December 31, 2000 and 1999, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements, financial statement schedules and notes thereto included later in this report under Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                            PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS
                                                                     Initial
Name                      Age     Position with the Company       Effective Date

Harry G. McCoy             49     Former President and Chairman        1996
                                  of the Board of Directors;
                                  Director
Richard J. Braun           56     Chairman of the Board of Directors,  1996
                                  President, Chief Executive Officer
Samuel C. Powell, Ph.D.    48     Director                             1987
James W. Hansen            45     Director                             1996
Miles E. Efron             74     Director                             1997
Brian P. Johnson           51     Director                             2000
James B. Lockhart          50     Chief Financial Officer and          2000
                                  Vice President of Finance
                                  and Administration
Kevin J. Wiersma           39     Vice President and Chief             1998
                                  Operating Officer of Medtox
                                  Laboratories, Inc.
James A. Schoonover        44     Vice President and Chief             2000
                                  Marketing Officer
B. Mitchell Owens          44     Vice President and Chief Operating   2000
                                  Officer of Medtox Diagnostics, Inc.

     Harry G. McCoy, Pharm.D., Dr. McCoy served as Chairman of the Board of Directors and President from July 1996 until October 26, 2000. Dr. McCoy founded MEDTOX in 1984, and served as both Clinical Director and member of the MEDTOX Board of Directors until its acquisition by the Company in January 1996. He continued as President of MEDTOX following its acquisition by the Company. Dr. McCoy also has academic appointments with the University of Minnesota and the University of North Dakota, and is Chairman and CEO of the Nova Jazz Corporation, a Minnesota non-profit company.

         Richard J. Braun, MBA, JD, CPA, was named Chairman of the Board of Directors and President on October 26, 2000. Mr. Braun was named a Director and elected as Chief Executive Officer in July 1996. From 1994 until joining the Company, Mr. Braun acted as a private investor and provided management consulting services to the health care and technology industries. From 1992 until 1994, he served as Chief Operating Officer and as a Director of EBP, Inc., a NYSE company engaged in managed care. From 1989 through 1991, Mr. Braun served as Executive Vice President, Chief Operating Officer and Director of Reich and Tang L.P., a NYSE investment advisory and broker dealer firm.

         Samuel C. Powell, Ph.D., served as Chairman of the Board of Directors from November 1987 to June 1994 and has served as a Director of the Company since September 1986. Dr. Powell served as Chairman of the Board and Chief Executive Officer of Granite Technological Enterprises, from January 1984 until its acquisition by the Company in June 1986. Since 1987, he has been President of Powell Enterprises, Burlington, North Carolina, offering financial and management services to a variety of businesses and real estate ventures. Additionally, Dr. Powell has been involved in local politics since 1985 as Councilman for the City of Burlington, N.C. Dr. Powell has also been appointed to serve on the North Carolina Board of Science and Technology from 1989 to 1995, and as a Board Member and Chairman of the N.C. State Alcoholism Research Authority.

     James W. Hansen was named as a Director in September 1996. Mr. Hansen has, since November, 1996, been Chairman, CEO and Treasurer of Videolabs, Inc., a NASDAQ traded, technology company and is CEO of Prevention First, a development stage medical services provider. From 1986 to 1992, Mr. Hansen was Senior Vice

President and General Manager of the Pension Division of Washington Square Capital, a Reliastar company, which is a NYSE traded financial services company. Since 1992, Mr. Hansen has served as an Investor, Director, President or Vice President of several private companies in medical services and technology. He also serves as a Director of UBIQ, Inc., Videolabs, Inc. and Prevention First and has taught in the MBA program at the University of St. Thomas since 1984.

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

     Brian P. Johnson, MBA, was named as a Director on June 5, 2000. Mr. Johnson is a general partner of Touchstone Venture Partners. Mr. Johnson holds a bachelor's degree from the University of South Dakota and a master's degree in business administration in marketing from the University of St. Thomas. He has also served on a number of civic boards in addition to business boards.

         James B. Lockhart was named Chief Financial Officer on February 29, 2000. Prior to joining the Company, Mr. Lockhart practiced in the area of corporate, tax, and business planning for nearly 25 years. He has acted as an outside adviser to boards of directors of public companies on numerous issues including both operational matters and matters involving mergers and acquisition. Mr. Lockhart has also personally served as a board member of a NYSE listed public company, where he sat on the audit committee and chaired the investment committee.

     Kevin J. Wiersma was named Chief Operating Officer of MEDTOX Laboratories, Inc. on July 17, 2000. Mr. Wiersma was named Secretary, Vice President and Controller on July 20, 1998. Mr. Wiersma joined MEDTOX Laboratories in 1982 and continued with the MEDTOX following its acquisition by the Company. Mr. Wiersma has served in various positions with the Company relating to finance and operations management.

         James A. Schoonover was named Vice President and Chief Marketing Officer on July 17, 2000. Mr. Schoonover joined the Company in 1997 as Vice President of Business Development. Prior to joining the Company, Mr. Schoonover was a divisional Vice President for a subsidiary of Olsten Corporation and Vice President of Sales for a national collection site management company.

     B. Mitchell Owens, MBA, CPIM, was named Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc. on July 17, 2000. Mr. Owens joined the Company in 1988 and has served in various positions including Director of Operations and General Manager. Prior to joining the Company, Mr. Owens was employed by GTE Technical Products Division and Kayser-Roth Corporation in related operations management positions.

         ITEM 11.          EXECUTIVE COMPENSATION


         The following table discloses the compensation earned by the Company's Chief Executive Officer and Former Chairman of the Board and President and the four other most highly compensated executive officers whose total annual salary exceeded $100,000 for the fiscal year ended December 31, 2000.

                                                      SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                        Annual Compensation                     Awards       Payouts
                                                        Other
                                                        Annual        Restricted   Options/  LTIP     All Other
    Name and Principal                                  Compen-      Stock Awards  SAR's    Payouts   Compen-
    Position               Year    Salary     Bonus     sation(3)    ($)(4) (5)     (#)       (6)     sation
-------------------------- ------- --------- ---------- ---------- ------------- --------- --------- -------------
Harry G. McCoy             2000    $225,000     --         --        $43,313        --        --          --
Former President and       1999    $200,000     --         --           --        40,000      --          --
Chairman of the Board      1998    $200,000   $9,615       --           --        50,000      --          --
of  Directors; Director(1)

Richard J. Braun           2000    $250,000     --         --                     15,000      --     $15,060 (7)
Chairman of the Board of   1999    $200,000     --         --       $133,781      80,000      --     $11,910 (7)
Directors, President,      1998    $200,000   $9,615       --           --        50,000      --     $ 9,060 (7)
Chief Executive Officer(2)

James B. Lockhart          2000    $121,731  $43,000(12)   --        $60,984      32,500      --          --
Chief Financial Officer
and  Vice President
Finance and
Administration (8)

Kevin J. Wiersma           2000    $131,346     --         --        $76,734      10,000      --          --
Vice President and Chief   1999    $115,000     --         --           --        17,500      --          --
Operating Officer of       1998    $ 92,144  $11,700       --           --         5,000      --          --
Medtox Laboratories,
Inc. (9)

James A. Schoonover        2000    $131,346     --         --        $68,859       7,500      --          --
Vice President and Chief
Marketing Officer (10)

B. Mitchell Owens          2000    $131,346     --         --        $68,859      10,000      --          --
Vice President and Chief
Operating Officer of
Medtox Diagnostics,
Inc. (11)

(1) Dr. McCoy was replaced as Chairman and President of the Company on October 26, 2000. Pursuant to the terms of the Employment Agreement dated January 1, 2000, between Dr. McCoy and the Company, Dr. McCoy is to continue to receive payments based on his combined salary and bonus for the balance of his term of employment. See Employment Contracts for further information.

(2) Mr. Braun was elected Chairman of the Board of Directors and President on October 26, 2000.

(3) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

(4) 2000 restricted stock awards were made pursuant to the Restated Equity Compensation Plan adopted by the Board of Directors effective May 10, 2000. The value of each award shown is based upon the closing market price of the Company's common stock on the date of grant ($7.88 per share on May 1, 2000 and $12.06 per share on November 1, 2000). Awards granted under the Restated Equity Compensation Plan vest over a three year period. A total of 45,500 shares of restricted stock were granted to the executives named in the table in the respective numbers indicated: Harry G. McCoy, 5,500; Richard J. Braun, 13,000 shares; James B. Lockhart, 5,750 shares; Kevin J. Wiersma, 7,750 shares; James
         A. Schoonover, 6,750 shares; and B. Mitchell Owens, 6,750 shares. Any dividends declared on the Company's common stock will be paid on all shares of restricted stock granted under the Restated Equity Compensation Plan.

(5) As of December 31, 2000, the number and fair market value, based on the closing market price of the Company's common stock of $6.3125 on December 29, 2000, of the aggregate restricted stock holdings granted to the named executive officers were: Harry G. McCoy, 5,500 shares and $34,719; Richard J. Braun, 13,000 shares and $82,063; James B. Lockhart, 5,750 shares and $36,297; Kevin J. Wiersma, 7,750 shares and $48,922; James A. Schoonover, 6,750 shares and $42,609; and B. Mitchell Owens, 6,750 shares and $42,609.

(6)      Not applicable.  No compensation of this type received.

(7) Includes $15,060, $11,910 and $9,060 of premiums paid for by the Company for a life and disability insurance policy on Mr. Braun in 2000, 1999 and 1998, respectively.

(8)      Mr. Lockhart was appointed Chief Financial Officer on February 29,
         2000.

(9) Mr. Wiersma was appointed Vice President and Chief Operating Officer of MEDTOX Laboratories, Inc. on July 17, 2000.

(10) Mr. Schoonover was appointed Vice President and Chief Marketing Officer on July 17, 2000.

(11) Mr. Owens was appointed Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc. on July 17, 2000.

(12) Mr. Lockhart received a guaranteed bonus payment in 2000 as part of his compensation in the initial year of employment with the Company.

Stock Options Granted During Fiscal Year

         The following table sets forth information about the stock options granted to the named executive officers of the Company during 2000.

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
                 Options   in Fiscal        Price               Expiration        5% ($)         10%( $)
Name             Granted   Year             ($/Sh)                Date             (1)             (1)
-------------------------------------------------------------------------------------------------------------------

Richard J.        15,000    14%             $ 12.0625            11/01/10          $294,728       $469,305
Braun

James B.          25,000    24%             $  8.6875            01/03/10          $353,776       $563,328
Lockhart           7,500     7%             $ 12.0625            11/01/10          $147,364       $234,653

Kevin J.          10,000    10%             $ 12.0625            11/01/10          $196,485       $312,870
Wiersma

James A.           7,500     7%             $ 12.0625            11/01/10          $147,364       $234,653
Schoonover

B. Mitchell       10,000    10%             $ 12.0625            11/01/10          $196,485       $312,870
Owens

(1) The potential realizable value of the options reported above was calculated by assuming 5% and 10% annual rates of appreciation of the common stock of the Company from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the common stock of the Company. The Company chose not to report the present value of the options, which is an alternative under Securities and Exchange Commission rules, because the Company does not believe any formula will determine with reasonable accuracy a present value based on unknown or volatile factors. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the common stock during the option period and the timing of exercise of the options.

Stock Options Exercised During Fiscal Year and Year-End Values of Unexercised Options

         The following table sets forth information about the stock options held by the named executive officers of the Company at December 31, 2000.

                         Number of
                         Shares                               Number of Unexercised        Value of Unexercised In-the
                         Acquired                Value        Options at FY-End            Money Options at FY-End
Name                     on Exercise             Realized     Exercisable/Unexercisable    Exercisable/Unexercisable (1)
------------------------------------------------------------------------------------------------------------------------------

Harry G. McCoy             -                       -                 76,667/13,333              $100,001/$ 49,999
Richard J. Braun           -                       -                104,126/40,874              $199,838/$100,163
James B. Lockhart          -                       -                  8,705/23,795                  -  /   -
Kevin J. Wiersma           -                       -                 16,200/16,300              $29,679/$14,852
James A. Schoonover        -                       -                 21,249/11,251              $29,679/$14,852
B. Mitchell Owens          -                       -                 19,200/16,300              $29,679/$14,852



 (1) The closing price of the Common Stock of the Company at December 31, 2000 was $6.3125 per share.

Long-Term Incentive Plans and Pension Plans

         The Company does not contribute to any Long-Term Incentive Plan or Pension Plan for its executive officers as those terms are defined in the rules of the Securities and Exchange Commission. The Company relies on its stock option and restricted stock plans to provide long-term incentives for executive officers. The Company has three stock option plans: a 1983 Stock Option Plan for employees which expired on June 23, 1993; the Restated Equity Compensation Plan which was originally adopted by the shareholders of the annual meeting in 1993 to replace the 1983 Incentive Stock Option Plan and was restated and adopted by the Board of Directors on May 10, 2000; and a 1991 Non-Employee Director's Plan for members of the Board of Directors who are not employees of the Company. In addition, the Company has granted separately to various existing and former executive employees, including Mr. Braun and Dr. McCoy, non-qualified options to purchase shares of the Company's Common Stock.

Compensation of Directors

         All directors who are not employees of the Company receive $500 per month for their service as a director. All directors are also reimbursed for expenses incurred in attending board of directors' meetings and participating in other activities.

Employment Contracts

         Harry G. McCoy, former Chairman of the Board of Directors and former President of the Company, has an employment agreement with the Company dated January 1, 2000. The initial term of the agreement is through December 31, 2002, and thereafter is renewed automatically for one-year terms unless otherwise terminated in accordance with the terms of the agreement. The agreement provides for an annual base salary of $225,000 and additional bonuses, fringe benefits and grants of restricted stock which, except for the fringe benefits, are performance based. The agreement also provides for a Severance Award equal to base salary, health insurance and bonus plan payments for the greater of twelve
(12) months or the then remaining term of employment under the agreement. The Severance Award is payable following termination by the Company other than for cause, or if the employee voluntarily terminates following (i) a change in control; (ii) any relocation of greater than fifty (50) miles; or (iii) any material reduction in the level of the employee's responsibility, position, authorities or duties; or (iv) the Company breaches any of its obligations under the Agreement.

         The employment agreement contains a covenant not to compete whereby for a period of twelve (12) months after the termination of employment with the Company, the employee agrees that they will not, directly or indirectly, either
(a) have any interest in (b) enter the employment of, (c) act as agent, broker, or distributor for or advisor or consultant to, or (d) provide information useful in conducting the business of the Company to solicit customers or employees on behalf of the Company to any person, firm, corporation or business entity which is engaged, or which employee reasonably knows is undertaking to become engaged, in the United States in the business of the Company.

         Richard J. Braun, Chairman of the Board of Directors, President, and Chief Executive Officer, has an employment agreement with the Company dated January 1, 2000. The initial term of the agreement is through December 31, 2002, and thereafter is renewed automatically for one-year terms unless otherwise terminated in accordance with the terms of the agreement. The agreement provides for an annual base salary of $250,000 and additional bonuses, fringe benefits and grants of restricted stock which, except for the fringe benefits, are performance based. The agreement also provides for a Severance Award equal to base salary, health insurance and bonus plan payments for the greater of twelve
(12) months or the then remaining term of employment under the agreement. The Severance Award is payable following termination by the Company other than for cause, or if the employee voluntarily terminates following (i) a change in control; (ii) any relocation of greater than fifty (50) miles; or (iii) any material reduction in the level of the employee's responsibility, position, authorities or duties; or (iv) the Company breaches any of its obligations under the Agreement.

         The employment agreement contains a covenant not to compete whereby for a period of twelve (12) months after the termination of employment with the Company, the employee agrees that they will not, directly or indirectly, either
(a) have any interest in (b) enter the employment of, (c) act as agent, broker, or distributor for or advisor or consultant to, or (d) provide information useful in conducting the business of the Company to solicit customers or employees on behalf of the Company to any person, firm, corporation or business entity which is engaged, or which employee reasonably knows is undertaking to become engaged, in the United States in the business of the Company..

         The Company has entered into severance agreements with James B. Lockhart, Kevin J. Wiersma, James A. Schoonover and B. Mitchell Owens, at various times in 2000 as each individual was appointed to the position of Vice President. The initial term of the severance agreement is one year and each shall automatically be extended for one additional year unless, not later than July 1 of the preceding year, either the Company or the individual provides written notice to the other party or unless the agreement is otherwise terminated due to death, permanent disability, or for "cause." If during the term of the severance agreement, the Company terminates the employment of the individual other than for "cause," the individual shall be entitled to a severance award. The severance award consists of payment of an amount equal to the individual's then current base salary plus certain health benefits over the course of the twelve month period following the date of the individual's termination.

     The severance agreements for Mr. Lockhart, Mr. Wiersma, Mr. Schoonover and Mr. Owens agreement contain a covenant not to compete whereby the individual agrees that during the twelve (12) month period following the Date of Termination during which the individual receives severance payments, the individual will not directly or indirectly own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management, operation or control of any business providing or delivering products or services which compete with the business, products or services of the Company or its affiliates, in the geographic markets in which the Company operates.

Compensation Committee and Decision Making

         The compensation of executive officers of the Company for 2000 was determined by the Compensation Committee which is currently comprised of James
W. Hansen, Miles E. Efron, and Samuel C. Powell. Stock options are awarded under the Company's Restated Equity Compensation Plan and Non-Employee Director Plan by the Compensation Committee. All non-employee directors were eligible to receive stock options under the Company's 1991 Non-Employee Director Plan.

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

Bonus

         James B. Lockhart received a guaranteed bonus payment in 2000 as part of his compensation in the initial year of employment with the Company.

Stock Options

         In 2000, certain executive officers received incentive stock options to purchase a total of 75,000 shares. The number of options granted to the executive officers represented 72% of the total options granted in 2000 to all employees.

Restricted Stock

         In 2000, certain executive officers received restricted stock awards for a total of 45,500 shares. The number of restricted stock awards granted to the executive officers represented 82% of the total restricted stock awards granted in 2000 to all employees.

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

Chief Executive Officer Pay

         Amounts earned during 2000 by the Chief Executive Officer, Richard J. Braun, are shown in the Summary Compensation Table. Achievements by the Company which were deemed material to the Chief Executive Officer's compensation include record increases in total revenue, record growth of the Diagnostic segment of the Company and new product development. For the year ended December 31, 2000, the Compensation Committee used, in its deliberations on executive compensation, these criteria and other accomplishments.

   Submitted by the Compensation Committee of the Company's Board of Directors

                                 James W. Hansen
                                 Miles E. Efron
                                Samuel C. Powell

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information available to the Company as of March 20, 2001 regarding the beneficial ownership of the common stock by (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding common stock, (ii) each of the Directors, (iii) the Chief Executive Officer and all executive officers whose compensation was $100,000 or greater during 2000, and (iv) all executive officers and Directors of the Company as a group:


                                                         Number of Shares              Percent of Common
  Name                                                   Beneficially Owned            Stock Outstanding
  Harry G. McCoy, Pharm. D.                                  245,593 (1)                       6.36 %
    Former President and Chairman of the Board of
    Directors; Director
  Richard J. Braun                                           139,127 (2)                       3.61 %
    Chairman of the Board of Directors, President,
    Chief Executive Officer
  Samuel C. Powell, Ph.D., Director                          105,519 (3)                       2.73 %
  James W. Hansen, Director                                   15,796 (4)                           *
  Miles E. Efron, Director                                     9,580 (5)                           *
  Brian P. Johnson, Director                                  13,060 (6)                           *
  James B. Lockhart                                           25,350 (7)                           *
    Chief Financial Officer and Vice President Finance
    and Administration
  Kevin J. Wiersma                                            27,641 (8)                           *
    Vice President and Chief Operating Officer
     of Medtox Laboratories, Inc.
  James A. Schoonover                                         41,833 (9)                       1.08 %
     Vice President and Chief Marketing Officer
  B. Mitchell Owens                                           29,859 (10)                          *
     Vice President and Chief Operating Officer
      of Medtox Diagnostics, Inc.
  All Directors and Executive Officers
     as a Group (10 in number)                               653,358 (11)                      16.93 %
  Perkins Capital Management, Inc.                           528,300                           13.69 %
  Pyramid Trading Limited Partnership                        348,300                            9.03 %

----------

*        Less than one percent (1%)

1. Includes 81,745 shares of common stock issuable under options which are or which will become exercisable within the next 60 days. Also includes 5,500 shares of restricted stock which will not become vested until 5/1/03.

2. Includes 116,177 shares of common stock issuable under options which are or which will become exercisable within the next 60 days. Also includes 5,500 shares of restricted stock which will not become vested until 5/1/03 and 7,500 shares which will not become vested until 11/1/03.

3. Includes 8,080 shares of common stock issuable under stock options and 7,692 shares of common stock issuable under common stock purchase warrants which are or will become exercisable within the next 60 days.

4. Includes 10,796 shares of common stock issuable under stock options which are or will become exercisable within the next 60 days.

5. Includes 7,080 shares of common stock issuable under stock options which are or will become exercisable within the next 60 days.

6. Includes 1,714 shares of common stock issuable under stock options and 3,846 shares of Common Stock issuable under common stock purchase warrants and which are or will become exercisable within the next 60 days.

7. Includes 12,831 shares of common stock issuable under stock options and 5,769 shares of common stock issuable under common stock purchase warrants and which are or will become exercisable within the next 60 days. Also includes 2,000 shares of restricted stock which will not become vested until 5/1/03 and 3,750 shares which will not become vested until 11/1/03.

8. Includes 19,691 shares of common stock issuable under stock options which are or will become exercisable within the next 60 days. Also includes 4,000 shares of restricted stock which will not become vested until 5/1/03 and 3,750 shares which will not become vested until 11/1/03.

9. Includes 23,787 shares of common stock issuable under options which are or will become exercisable within the next 60 days. Also includes 3,000 shares of restricted stock which will not become vested until 5/1/03 and 3,750 shares which will not become vested until 11/1/03.

10. Includes 22,691 shares of common stock issuable under options which are or will become exercisable within the next 60 days. Also includes 3,000 shares of restricted stock which will not become vested until 5/1/03 and 3,750 shares which will not become vested until 11/1/03.

11. Includes 321,899 shares of common stock issuable under options or warrants which are or will become exercisable within the next 60 days and 45,500 shares of restricted stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease Agreement with Dr. Samuel C. Powell

     In July 1986, the Company executed a lease agreement with Dr. Powell providing for a lease to the Company of approximately 16,743 square feet of space at 1238 Anthony Road, Burlington, North Carolina. Since 1986, the Company has expanded the space rented under the lease to approximately 33,000 square feet. For the last several years, the Company has leased this same approximately 33,000 square feet on a month-to-month basis at an annual base rent, excluding operating cost, of approximately $121,000. Effective March 28, 2001, the Company entered into a 10-year lease of the entire building (approximately 39,500 square feet) at the same location for an annual base rent of $197,000, exclusive of certain operating expenses. In addition, under the lease the Company will have available to it, up to $600,000 to spend on tenant improvements of the building, which will then be amortized over the 10-year life of the lease as additional rent at an assumed annual interest rate of 9.5%. The Company believes it is renting this facility in Burlington on terms as favorable as those available from third parties for equivalent premises.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.


a.       (i)      Financial Statements                                    Page
                  --------------------

                  Independent Auditors' Report ............                 43
                  Consolidated Balance Sheets at December
                    31, 2000 and 1999......................                 44
                  Consolidated Statements of Operations
                    for the Years Ended December 31,
                    2000, 1999 and 1998....................                 45
                  Consolidated Statements of Stockholders'
                    Equity for the Years
                    Ended December 31, 2000,
                    1999 and 1998..........................                 46
                  Consolidated Statements of Cash
                    Flows for the Years Ended
                    December 31, 2000, 1999 and 1998.......                 47
                  Notes to Consolidated Financial
                    Statements.............................                 48

         (ii)     Consolidated Financial Statement Schedules

                  Schedule II - Valuation and
                    Qualifying Accounts ...................                 64

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

                  3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the
                         Delaware Secretary of State on November 27, 1995 (incorporated by reference to Appendix A filed with the Registrant's Proxy Statement on September 29, 1995).

                  3.4 Amended Certificate of Designations of Preferred Stock (Series A Convertible Preferred Stock) of the Registrant, filed with the Delaware Secretary of State on January 29, 1996 (incorporated by reference to Exhibit 3.1 filed with the Registrant's report on Form 8-K dated January 30, 1996).

                  3.5 Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc. filed with Delaware Secretary of State on September 17, 1998 (incorporated by reference to Exhibit 3.5 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998).

                  3.6 Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc. filed with Delaware Secretary of State on November 19, 1999 (incorporated by reference to Exhibit 3.6 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999).

                  4.1 Form of 12% Subordinated Notes issued by the Registrant through the first quarter of 1999 to raise an aggregate amount of $575,000 in subordinate debt, all with a maturity date of December 31, 2001 (incorporated by reference to Exhibit 4.1 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999).

                  4.2 Form of Warrant accompanying the 12% Subordinated Notes issued through the first quarter of 1999 (incorporated by reference to Exhibit 4.2 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999).

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

                  10.20  Non-Qualified   Stock  Option  Agreement   between  the
                         Registrant  and Mark D. Dibner  dated  January 14, 1993

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

                  10.27 Term Note A executed by the Registrant, Psychiatric Diagnostic Laboratories of America, Inc.and diAGnostix in favor of Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.5 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

                  10.28 Term Note B executed by the Registrant, Psychiatric Diagnostic Laboratories of America,Inc. and diAGnostix in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.6 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

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

                  10.31 Assignment for Security-Princeton (Trademarks)executed by Princeton Diagnostic Laboratories of America,

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

                  10.44 Employment Agreement dated January 1, 2000 between the Registrant and Richard J. Braun. (Incorporated by reference to Exhibit 10.44 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 1999.)

                  10.45 Employment Agreement dated January 1, 2000 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.45 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 1999.)


b.       Reports on Form 8-K

                  On December 5, 2000, the Company announced that it would take a $500,000 charge against earnings in the quarter ended December 31, 2000. The reserve is for potential losses attributable to the Chapter 11 bankruptcy filings reported earlier in 2000 by both Safety-Kleen Corp and Southern Medical Arts Companies.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             MEDTOX SCIENTIFIC, INC.
                               Report on Form 10-K
                        For year ended December 31, 2000


                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K



EXHIBIT #       DESCRIPTION OF EXHIBIT

4.3             Form of Warrant accompanying the Stock Purchase Agreement dated
                July 31, 2000.

10.46           Registrant's Restated Equity Compensation Plan dated May 10,
                2000.

10.47           Form of Severance Agreement between the Registrant and James B.
                Lockhart, James A. Schoonover, B. Mitchell Owens, and Kevin
                J. Wiersma.

10.48 Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc.

10.50 Registration Rights Agreement dated July 31, 2000 among the Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. ("MJK").

10.51 Stock Purchase Agreement dated July 31, 2000 between the Registrant and certain investors.

10.52 Purchase and Sale Agreement dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP.

10.53 Mortgage and Security Agreement dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company.

10.54 Secured Promissory Note dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company.

23              Consent of Deloitte & Touche LLP

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of March 2001.

                                 MEDTOX Scientific, Inc.
                                 Registrant
                                 By:/s/ Richard J. Braun
                                 Richard J. Braun
                                 President, Chief Executive Officer and
                                 Chairman of the Board of Directors

                  Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature              Title                                   Date

/s/ Richard J. Braun        President, Chief Executive Officer,  March 28, 2001
Richard J. Braun            and Chairman of the Board of
                            Directors (Principal Executive
                            Officer)

/s/ James B. Lockhart       Chief Financial Officer and Vice     March 28, 2001
James B. Lockhart           President of Finance and
                            Administration (Principal Financial
                            Officer)

/s/ Kari L. Golembeck       Controller                           March 28, 2001
Kari L. Golembeck           (Principal Accounting Officer)


/s/ Samuel C. Powell        Director                             March 28, 2001
Samuel C. Powell, Ph.D.

/s/ Miles E. Efron          Director                             March 28, 2001
Miles E. Efron

/s/ James W. Hansen         Director                             March 28, 2001
James W. Hansen

/s/ Brian P. Johnson        Director                             March 28, 2001
Brian P. Johnson

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
MEDTOX Scientific, Inc.

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index as Item 14.a.(ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
February 23, 2001
(March 16, 2001 as to Note 15)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(In thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                                            2000          1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $     213     $     576
   Accounts receivable:
     Trade, less allowance for doubtful accounts ($1,131 in 2000 and $274 in 1999)          7,873         6,982
     Other                                                                                    264           125
                                                                                        ---------     ---------
           Total accounts receivable                                                        8,137         7,107
   Inventories                                                                              3,052         1,796
   Prepaid expenses and other                                                                 830           815
                                                                                        ---------     ---------
           Total current assets                                                            12,232        10,294

EQUIPMENT AND IMPROVEMENTS, NET                                                             5,211         2,816

GOODWILL, net of accumulated amortization of $4,438 in 2000 and $3,568 in 1999             12,291        13,161

OTHER ASSETS, net of accumulated amortization of $7 in 2000                                   290             -
                                                                                        ---------     ---------

TOTAL ASSETS                                                                            $  30,024     $  26,271
                                                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                       $   3,724     $   4,208
   Accounts payable                                                                         2,819         3,682
   Accrued expenses                                                                         3,213         1,554
   Current portion of restructuring accrual                                                   160           384
   Current portion of long-term debt                                                        1,579         1,236
   Current portion of capital leases                                                          221           186
                                                                                        ---------     ---------
           Total current liabilities                                                       11,716        11,250

LONG-TERM PORTION OF RESTRUCTURING ACCRUAL                                                      -            85

LONG-TERM DEBT                                                                              2,480         1,737

LONG-TERM PORTION OF CAPITAL LEASES                                                           418           409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and
     outstanding                                                                                -             -
   Common stock, $0.15 par value; authorized shares, 7,400,000; issued and
     outstanding shares, 3,508,151 in 2000 and 2,904,410 in 1999                              526           436
   Additional paid-in capital                                                              65,422        59,859
   Deferred stock-based compensation                                                         (472)            -
   Accumulated deficit                                                                    (49,890)      (47,329)
   Treasury stock                                                                            (176)         (176)
                                                                                        ---------     ---------
           Total stockholders' equity                                                      15,410        12,790
                                                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  30,024     $  26,271
                                                                                        =========     =========

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF operations
YEARS ENDED december 31, 2000, 1999, AND 1998
(In thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                           2000             1999            1998
REVENUES:
   Laboratory service revenues                                        $     34,797    $     31,012     $     27,070
   Product sales                                                             8,083           3,991            2,505
                                                                      ------------    ------------     ------------
                                                                            42,880          35,003           29,575
COST OF REVENUES:
   Cost of services                                                         24,713          20,572           18,689
   Cost of sales                                                             3,134           2,177            1,671
                                                                      ------------    ------------     ------------
                                                                            27,847          22,749           20,360
                                                                      ------------    ------------     ------------

GROSS PROFIT                                                                15,033          12,254            9,215

OPERATING EXPENSES:
   Selling, general, and administrative                                     15,480           9,348            8,974
   Research and development                                                  1,123             834            1,153
   Restructuring costs                                                           -            (164)             712
                                                                      ------------    -------------    ------------
                                                                            16,603          10,018           10,839
                                                                      ------------    ------------     ------------

(LOSS) INCOME FROM OPERATIONS                                               (1,570)          2,236           (1,624)

OTHER INCOME (EXPENSE):
   Interest and other income                                                     -               -                1
   Interest expense                                                           (991)           (817)            (674)
                                                                      -------------   -------------    -------------
                                                                              (991)           (817)            (673)
                                                                      -------------   -------------    -------------

NET (LOSS) INCOME                                                     $     (2,561)   $      1,419     $     (2,297)
                                                                      =============   ============     =============

BASIC (LOSS) EARNINGS PER COMMON SHARE                                $     (0.81)    $       0.49     $      (0.79)
                                                                      ============    ============     =============

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING                                                    3,142,588       2,902,087        2,893,399
                                                                       ===========     ===========      ===========

DILUTED (LOSS) EARNINGS PER COMMON SHARE                              $     (0.81)    $       0.48     $      (0.79)
                                                                      ============    ============     ============

WEIGHTED AVERAGE NUMBER OF DILUTED
   COMMON SHARES OUTSTANDING                                             3,142,588       2,985,107        2,893,399
                                                                      ============    ============     ============

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------


                                Preferred Stock    Common Stock   Additional     Deferred
                                          Par               Par    Paid-in      Stock-Based    Accumulated Treasury
                                 Shares   Value    Shares  Value   Capital      Compensation   Deficit     Stock       Total
BALANCE AT DECEMBER 31, 1997        4   $   -     2,841,409  $426  $ 59,772     $     -        $ (46,451)  $(176)    $ 13,571
   Issuance of common stock under
     employee stock plans                             4,927     1        24                                                25
   Conversion of preferred stock
     to common stock               (4)               53,333     8        (8)
   Value of warrants issued                                              27                                                27
   Net loss                                                                                       (2,297)              (2,297)
                                  ------  -------   --------- ------ --------   -------------   ----------- ------    --------

BALANCE AT DECEMBER 31, 1998       -        -     2,899,669   435    59,815             -        (48,748)   (176)      11,326

   Issuance of common stock under
     employee stock plans                             2,241               6                                                 6
   Stock issued for settlement                        2,500     1         9                                                10
   Value of warrants issued                                              29                                                29
   Net income                                                                                      1,419                1,419
                                -----    -------  ---------- -----  ---------  ------------    ---------   ------    ----------


BALANCE AT DECEMBER 31, 1999       -       -      2,904,410   436    59,859            -         (47,329)   (176)      12,790

  Issuance of common stock under
    employee stock plans                             37,660     5        47                                                52
  Private placement of common
   stock(net of offering costs
   of $0.6 million)                                 550,000    83     4,795                                             4,878
  Stock issued in connection with
   acquisition                                       15,152     2       175                                               177
  Exercise of stock options                             929               5                                                 5
  Deferred stock-based compensation                                     541        (541)
   Amortization of deferred
     compensation                                                                    69                                    69
   Net loss                                                                                       (2,561)              (2,561)
                               -----   -------     ---------- -----  -------   ------------      --------  ------     --------

BALANCE AT DECEMBER 31, 2000     -     $    -    3,508,151   $ 526  $ 65,422   $   (472)        $ (49,890) $(176)    $ 15,410
                              ======   =======   =========   =====  ========   =========        =========  ======    =========



See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In thousands)

                                                                                   2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                            $ (2,561)    $  1,419     $  (2,297)
   Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                                                 2,420        2,124         2,094
     Provision for losses on accounts receivable                                     879          229            42
     Gain on sale of equipment                                                       (35)           -            (4)
     Deferred compensation                                                            69            -             -
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (1,909)      (1,348)         (476)
       Inventories                                                                (1,256)        (689)           35
       Prepaid expenses and other current assets                                     (15)        (291)         (109)
       Other assets                                                                  (54)          -             -
       Accounts payable and accrued expenses                                         796          (19)          161
       Restructuring accruals                                                       (309)        (687)          369
                                                                                --------     ---------    ---------
           Net cash (used in) provided by operating activities                    (1,975)         738          (185)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and improvements                                         (3,353)      (1,119)         (949)
   Proceeds from sale of equipment                                                    35           -              4
   Payment for acquisition of business                                               (75)          -              -
                                                                                ---------    --------     ---------
           Net cash used in investing activities                                  (3,393)      (1,119)         (945)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in checks in excess of bank balances                            -         (142)          142
   Net proceeds from sale of common stock                                          4,935            6            25
   Net (payments) proceeds on revolving credit facility                             (483)       1,113          (477)
   Proceeds from long-term debt                                                    4,479        1,521         4,294
   Principal payments on long-term debt                                           (3,669)      (1,472)       (2,794)
   Principal payments on capital leases                                             (257)        (107)         (118)
   Other                                                                               -           38             -
                                                                                --------     --------     ---------
           Net cash provided by financing activities                               5,005          957         1,072
                                                                                --------     --------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (363)         576           (58)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       576           -             58
                                                                                ----------   --------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $    213     $    576     $    -
                                                                                =========    ========     =========

SUPPLEMENTAL NONCASH ACTIVITIES:

   Additions to capital leases                                                  $    557     $    101     $     414
   Acquisitions:
           Fair value of assets acquired                                             252
           Cash paid                                                                 (75)
           Common stock issued                                                      (177)
                                                                                ---------
                                                                                 $    -
                                                                                ========

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

        MEDTOX Laboratories provides laboratory analyses, logistics management, data management, and program management services. Laboratory analyses include clinical testing services for the detection of substances of abuse and other toxins in biological fluids and tissues. Logistics, data, and program management services include courier services for medical specimen transportation, management programs for on-site drug testing, data collection and reporting services, coordination of specimen collection sites, and medical surveillance program management.

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

        Cash and Cash Equivalents - Cash equivalents include highly liquid investments maturing within three months of purchase.

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

        Intangible Assets - Goodwill and customer lists are amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that an asset will not be recoverable, as determined based on the undiscounted cash flows to be generated by the asset over the remaining amortization period, the Company's carrying value of the asset is reduced by the estimated shortfall of cash flows. Based on the Company's analysis of future cash flows, the carrying value of goodwill and customer lists appeared recoverable as of December 31, 2000 and 1999.

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

        Revenue Recognition - Revenues from Laboratory Services are recognized when services are provided. Revenues from Product Sales are recognized when the products are shipped.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to recognition, presentation, and disclosure of revenue in financial statements. During the fourth quarter of 2000, the Company performed a review of its revenue recognition policies and determined that it is in compliance with the guidance provided in SAB No. 101.

        Freight charges to customers are included in product sales and freight costs are included in cost of sales, in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs.

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

        Earnings (Loss) per Common Share - Basic earnings (loss) per common share equals net earnings (loss) divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share equals net earnings (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net earnings per common share. Common stock equivalents are not considered in periods with a loss as the effect would be anti-dilutive.

        Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the line of credit and long-term debt are considered to be representative of their respective fair values as their interest rates are based on market rates.

       Concentrations of Credit Risk - Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2000, 1999, or 1998.

       Stock-Based  Compensation - Statement of Financial  Accounting  Standards
       (SFAS) No. 123, Accounting for Stock-Based Compensation, requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the alternative of continued use of Accounting Principles Board Opinion
       (APBO) No. 25, Accounting for Stock Issued to Employees, with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

        Comprehensive Earnings (Loss) - Comprehensive earnings (loss) is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings (loss), certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2000, 1999 and 1998, comprehensive earnings (loss) for the Company were equivalent to net earnings (loss) as reported.

        Derivative Instruments and Hedging Activities - On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        Reclassifications - Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation. These reclassifications had no effect on net earnings
        (loss) or total stockholders' equity as previously reported.

2.       ACQUISITION

       In August 2000, the Company purchased customer lists and certain other assets of National Medical Review Offices, Inc. (NMRO), a Minnesota-based company specializing in specimen collection services. The purchase price of approximately $252,000 included an initial payment of $75,000 in cash plus the issuance of 15,152 shares of the Company's common stock at $11.69 per share. The Company accounted for its acquisition of NMRO using the purchase method of accounting. The following table summarizes the fair value of the NMRO assets acquired:
       (In thousands)

       Equipment                         $     9
       Non-compete agreement                  21
       Customer lists                        222
                                         -------
                                         $   252

       The Company intends to depreciate the equipment, non-compete agreement, and customer lists on a straight-line basis over periods of five, three, and twenty years, respectively. Pro forma results are not material to the financial condition or results of operations of the Company.

3.      SEGMENTS

        The Company has two reportable segments: Lab Services and Product Sales. The Lab Services segment consists of MEDTOX Laboratories. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN and VERDICT(R)-II.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

        In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

        Segment Information
        (In thousands)
                                                                 Lab Services          Product Sales       Total
        2000:
          Revenues                                              $    34,797            $    8,083       $    42,880
          Interest expense                                              917                    74               991
          Depreciation and amortization                               2,329                    91             2,420
          Segment (loss) income                                      (3,374)                  813            (2,561)
          Segment assets                                             26,498                 3,526            30,024
          Expenditures for segment assets                             2,892                   461             3,353




                                                                 Lab Services          Product Sales       Total
        1999:
          Revenues                                                   31,012                 3,991            35,003
          Interest expense                                              752                    65               817
          Depreciation and amortization                               2,042                    82             2,124
          Segment income (loss)                                       1,440                   (21)            1,419
          Segment assets                                             24,269                 2,002            26,271
          Expenditures for segment assets                             1,025                    94             1,119

        1998:
          Revenues                                                   27,070                 2,505            29,575
          Interest expense                                              615                    59               674
          Depreciation and amortization                               1,980                   114             2,094
          Segment loss                                               (1,391)                 (906)           (2,297)
          Segment assets                                             23,289                 1,311            24,600
          Expenditures for segment assets                               830                   119               949

4.       INVENTORIES

       Inventories consisted of the following at December 31:
        (In thousands)
                                                      2000            1999

        Raw materials                             $    910         $    462
        Work in process                                322              230
        Finished goods                                 373              126
        Supplies                                     1,447              978
                                                    --------         --------
                                                  $  3,052         $  1,796
                                                    ========         ========

5.       EQUIPMENT AND IMPROVEMENTS

       Equipment and improvements consisted of the following at December 31:
        (In thousands)
                                                     2000             1999

        Furniture and equipment                $   12,222       $   12,820
        Leasehold improvements                      1,566            1,354
                                                 ---------        ---------
                                                   13,788           14,174
        Less accumulated depreciation              (8,577)         (11,358)
                                                 ---------        ---------
                                               $    5,211       $    2,816
                                               ===========      ===========


        Depreciation expense was $1.5 million, $1.3 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

6.      DEBT

        Long-term debt consisted of the following at December 31:
       (In thousands)
                                                                                           2000             1999
        Term loan, due March 2003, 10.75% at December 31, 2000                          $   2,412        $   1,358
        Overadvance term loan, paid June 2000                                                                  350
        Capex note, due March 2003, 10.75% at December 31, 2000                               841              649
        Subordinated notes, due December 2001, 12% at December 31, 2000                       556              537
        Various vehicle loans, due from October 2002 through
         December 2005, 2.90% to 10.34%                                                       250               79
                                                                                        ---------        ---------
                                                                                            4,059            2,973
        Less current portion                                                               (1,579)          (1,236)
                                                                                          -------        ----------
                                                                                        $   2,480        $   1,737
                                                                                        =========        =========

        Long-term debt maturities at December 31, 2000 were as follows:

         2001                                                                                            $   1,579
         2002                                                                                                1,032
         2003                                                                                                1,419
         2004                                                                                                   14
         2005                                                                                                   15
                                                                                                         ---------
                                                                                                         $   4,059
                                                                                                         =========

        Wells Fargo Credit Agreement - In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) an overadvance term loan of $0.7 million bearing interest at prime + 3%; (iii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and (iv) a capex note of up to $2.45 million for the purchase of capital equipment bearing interest at prime + 1.25%.

        At December 31, 2000, $3.7 million was outstanding under the revolving line of credit, and $1.0 million was available to be advanced under the borrowing base formula. The Wells Fargo Credit Agreement is secured by virtually all of the Company's assets, including equipment, general intangibles, inventories, and receivables. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 9.5% and 8.5% for the years ended December 31, 2000 and 1999, respectively.

        The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of December 31, 2000, the Company was not in compliance with the minimum debt service coverage and minimum quarterly net income level covenants of the Wells Fargo Credit Agreement. Wells Fargo has waived the aforementioned defaults of the Company.

       Subordinated Debt - The Company has received a total of $575,000 from private placements of subordinated debt and warrants from 1998 through 1999. The notes require payment of the principal amounts on December 31, 2001. Interest at 12% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equal to 25% of the face amount of the subordinated notes divided by an exercise price of $3.25 per share. The Company has determined the value of the warrants at the dates of the grants to be $56,000 based upon the Black-Scholes option pricing model. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.

        Interest paid for all outstanding debt was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

7.       STOCKHOLDERS' EQUITY

        The Board of Directors declared a one-for-twenty reverse stock split effective February 24, 1999. Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the reverse split.

       In July and August 2000, the Company completed a private equity placement through the sale, exclusively to accredited investors, of 550,000 units at an aggregate price of $5.5 million, or $10.00 per unit, resulting in net proceeds of approximately $4.9 million after deducting agents' commissions of $0.6 million and other expenses. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $12.50. In connection with the private placement, the Company also issued warrants to the placement agent to purchase 55,000 shares of common stock at an exercise price of $12.50 per share. The warrants are currently exercisable and expire five years from the date of issuance.

        At December 31, 2000, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants are as follows:

                                                                     Number of
                                Exercise Price       Period            Shares
                                   Per Share       Exercisable        Reserved

        Subordinated notes 12%    $   3.25      December 15, 1999 to     44,230
                                                December 31, 2001

        Private equity placement  $  12.50      July 31, 2000 to        495,000
                                                July 30, 2005

        Private equity placement  $  12.50      August 31, 2000 to      110,000
                                                August 30, 2005


        In addition, at December 31, 2000, 167,842 shares of common stock were reserved for future issuances under the stock option plans discussed in
        Note 8.

        In September 1998, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right for each common share then outstanding. Subsequent to that date the Company maintains a plan in which one preferred share purchase right (Right) exists for each common share of the Company. Each Right entitles its holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock.

8.       STOCK OPTION AND PURCHASE PLANS

        The Company has stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. Restricted stock awards are awarded with a fixed restriction period.

        The  following  table   summarizes   information   about  stock  options
outstanding at December 31, 2000:

                                                 Plan Options Outstanding
                                                 -------------------------------------------
                                                                    1993            Non-       Weighted
                                                                   Equity         employee      Average
                                                 1983 ISO       Compensation      Director     Exercise
                                                   Plan             Plan            Plan         Price
       Balance at December 31, 1997               7,710            11,068         11,750        $49.80

         Granted                                                   97,248                        10.01
         Canceled                                (2,274)          (35,307)        (2,583)        55.63
                                                --------          -------        --------

       Balance at December 31, 1998               5,436            73,009          9,167         14.43

         Granted                                                  218,528          1,472          3.39
         Canceled                                  (508)          (17,146)                        3.42
                                                --------          --------        -------

       Balance at December 31, 1999               4,928           273,391         10,639          7.12

         Granted                                                  120,000                        10.71
         Exercised                                                   (929)                        5.43
         Canceled                                 (225)                             (667)        72.98
                                              --------         -----------       ---------

       Balance at December 31, 2000               4,703            393,462         9,972       $  8.03
                                              =========        ===========     ===========





                                                           Plan Options Outstanding           Options Exercisable
                                                  ---------------------------------------   ----------------------
                                                                                Weighted
                                                                   Weighted      Average                  Weighted
                                                                    Average     Remaining                  Average
           Range of                                 Number         Exercise    Contractual    Number      Exercise
        Exercise Prices                           Outstanding        Price        Life      Exercisable     Price
        $2.56 - $12.06                               399,571       $   6.39         8         202,605      $  5.32
        $30.00 - $59.99                                1,276          53.26         3           1,276        53.26
        $60.00 - $89.99                                4,894          71.44         2           4,894        71.44
       $90.00 - $119.99                                  625         102.24         2             625       102.24
       $120.00 - $149.99                               1,271         130.77         2           1,271       130.77
            $153.80                                      500         153.80         2             500       153.80
                                                   ---------                                  -------
                                                     408,137           8.03                   211,171         8.54




                                                                    Options Outstanding       Options Exercisable
                                                                 ------------------------   ----------------------
                                                                                Weighted                  Weighted
                                                 Range of                        Average                   Average
                                                 Exercise           Number      Exercise      Number      Exercise
              Option Plan                         Prices          Outstanding     Price     Exercisable     Price
       1983 Incentive Stock Option Plan     $48.80 - $153.80          4,703      $ 98.46        4,703      $ 98.46
       1993 Equity Compensation Plan         $2.56 - $137.60        393,462         6.90      197,059         6.30
       Nonemployee Director Plan             $8.75 - $ 92.60          9,972         9.94        9,409        10.38
                                                                  ---------                   -------
                                                                    408,137         8.03      211,171         8.54

        Nonqualified Stock Options - At December 31, 2000, 1999 and 1998, the Company had 99,999, 102,054 and 102,054, respectively, of nonqualified stock options outstanding to certain current and former officers of the Company. The weighted average exercise price of nonqualified stock options outstanding was $8.75, $10.42 and $10.42, at December 31, 2000, 1999, and 1998, respectively. The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

        Restricted Stock Awards- Restricted stock awards are made to certain key employees as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. In 2000, the Company awarded 55,250 restricted shares to certain key employees with a restriction period of three years. The awards had a market value of $541,000 on the date of the grants, which was recorded as deferred stock-based compensation and additional paid-in capital. Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to $69,000 in 2000.

        Qualified Employee Stock Purchase Plan - The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 150,000. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan. Shares issued under the Purchase Plan were 7,703, 2,416 and 4,891 during the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, 119,422 shares of common stock were available for issuance under the Purchase Plan.

        The Company applies APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plan. Accordingly, no compensation expense has been recognized for its stock option awards, because the exercise price of all options equals the market price of the stock on the grant date. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:
        (In thousands, except per share data)

                                                                           2000             1999          1998
        Net income (loss) ..............         As reported            $  (2,561)      $   1,419     $   (2,297)
                                                 Pro forma                 (2,976)            987         (2,746)

        Basic earnings (loss) per share.....     As reported            $   (0.81)      $    0.49     $    (0.79)
                                                 Pro forma                  (0.94)           0.34          (0.95)

        Diluted earnings (loss) per share ...    As reported            $   (0.81)      $    0.48     $    (0.79)
                                                 Pro forma                  (0.94)           0.33          (0.95)

        The fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:

                                                                           2000             1999          1998
       Expected life (years)                                                5               5              5
       Interest rate                                                       5.75%         5.875%          4.25%
       Volatility                                                          61.4%          61.9%          90.5%
       Dividend yield                                                         0%             0%             0%

        The weighted average fair value of options granted in 2000, 1999, and 1998 was $6.17, 1.97 and $5.22 per share, respectively.

9.       EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per common share: (Dollars in thousands, except per share amounts)

                                                                         2000              1999            1998
        Net (loss) income (A)                                     $       (2,561)   $       1,419    $       (2,297)
                                                                  ===============   =============    ===============
        Weighted average number of basic common
         shares outstanding (B)                                        3,142,588        2,902,087         2,893,399
        Dilutive effect of stock options and warrants
         computed based on the treasury stock method
         using average market price                                                        83,020
                                                                  --------------    -------------    --------------
        Weighted average number of diluted
         common shares outstanding (C)                                 3,142,588        2,985,107         2,893,399
                                                                  ==============    =============    ==============
        Basic (loss) earnings per common share (A/B)              $       (0.81)    $        0.49    $       (0.79)
                                                                  =============     =============    =============
        Diluted (loss) earnings per common share (A/C)            $       (0.81)    $        0.48    $       (0.79)
                                                                  =============     =============    =============

        Options and warrants to purchase 253,743 shares of common stock were outstanding during 1999 but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options and warrants to purchase an aggregate 1,157,366 and 197,227 shares of common stock were outstanding during 2000 and 1998 and were excluded from the computation of dilutive earnings per share as their inclusion would have been anti-dilutive due to net losses in those years.

10.      LEASES

        The Company leases office and research facilities from a director under a month-to-month operating lease. Rental payments to the director were approximately $121,000, $121,000, and $122,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

        The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through August 2007. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent. See also Note 11 regarding restructuring costs relative to certain facility leases. The Company subleases one of its facilities to another party whereby that party makes payments directly to the lessor.

        As of December 31, 2000, the Company is obligated for future minimum lease payments (excluding payments under the leases vacated as part of the 1997 restructuring discussed in Note 11) without regard for sublease payments under noncancelable leases as follows:
         (In thousands)
                                      Capital          Operating
                                      Leases            Leases

        2001                         $    274        $    675
        2002                              246             495
        2003                               87             487
        2004                               72             433
        2005                               65             351
        2006 and thereafter                 7           1,286
                                     --------        --------
                                          751        $  3,727
                                                     ========
        Amount representing interest      112
                                     --------
        Present value of net minimum      639
         lease payments
        Less current portion              221
                                     --------
        Long-term capital lease
          obligations                $    418
                                     ========

        Rent expense (including amounts for the facilities leased from the director) amounted to $1.2 million, $0.8 million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

11.     RESTRUCTURING COSTS

        In 1996, the Company closed two facilities located in Illinois and New Jersey and recorded restructuring costs relating to the remaining lease obligations and to the reduction in its work force at those facilities.

        In 1998, restructuring reserves increased by $0.4 million to $1.2 million at December 31, 1998. An increase in the estimate of the required reserve of $0.7 million resulted from preliminary unfavorable court rulings relative to certain lease contingencies originally accrued for in 1996. In addition, the reserve decreased by $0.3 million as a result of payments made pursuant to the lease obligations with both facilities.

        In 1999, restructuring reserves decreased by $0.7 million to $0.5 million, due to payments of $0.5 million pursuant to the lease obligations with both facilities and a decrease in the reserve of $0.2 million due to a more favorable settlement of certain lease contingencies originally accrued for in 1998.

        In 2000, restructuring reserves decreased by $0.3 million to $0.2 million at December 31, 2000 due to payments of $0.1 million pursuant to the lease obligations with both facilities. The final payment for the Illinois facility is due July 1, 2001. All payments have been made for the New Jersey facility.

12.      INCOME TAXES

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax liabilities and assets are as follows: (In thousands)

                                                                          2000         1999
        Deferred tax liability -
         Equipment and improvements                            $      (205)   $     (163)

        Deferred tax assets:
         Goodwill                                                      971         1,196
         Medical expense accrual                                       112            11
         Bad debt reserve                                              430
         Accrued severance                                             249
         Net operating loss carryforwards                           13,393        13,379
         Research and experimental credit carryforwards                173           134
         Restructuring costs                                            61           178
         Legal reserve                                                                 3
         Other                                                         286           233
                                                               -----------    ----------
        Total net deferred tax assets                               15,470        14,971
        Valuation allowance for deferred tax assets                (15,470)      (14,971)
                                                               -----------    ----------
        Net deferred tax asset                                 $        -     $       -
                                                               ===========    ==========

        Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for:

                                                                          2000              1999             1998
       Computed expected federal income tax
         expense (benefit)                                             $    (871)       $     482         $    (781)
       State tax, net of federal effect                                      (98)              40              (134)
       Permanent differences                                                  23               10                12
       Change in valuation allowance                                         499             (739)             (671)
       Adjustment to prior year provision                                     10                              1,574
       Expired net operating loss carryforwards                              454              249
       Other                                                                 (17)             (42)
                                                                       ---------        ----------        ---------
                                                                       $      -         $      -          $      -
                                                                       =========        =========         =========

          At December 31, 2000, the Company had net operating loss carryforwards
          (NOL) of approximately $35.2 million, which are available to offset taxable income through 2014 and began to expire in 1999. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that might not be realized.

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

13.     EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 2000, 1999 and 1998 was $0.2 million, $0.1 million and $0.1 million, respectively.

14.     COMMITMENTS AND CONTINGENCIES

       In February 1999, the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20,1996. The Company, while denying any infringement, has settled the case by paying United States Drug Testing Laboratories $17,500 and issuing United States Drug Testing Laboratories 2,500 shares of common stock. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not affect results of operations for the year ending December 31, 1999. Under the MEDTOX Laboratories acquisition agreement, pursuant to which the Company originally acquired MEDTOX Laboratories, Inc., the sellers of MEDTOX Laboratories, Inc. agreed to remain liable for any and all damages for any patent infringement which was alleged to have occurred prior to the closing of the Company's purchase of MEDTOX Laboratories, Inc. The acquisition agreement also provided for the sellers to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court costs in connection with any infringement which was alleged to have occurred before the closing date. It is the Company's opinion that it is entitled to recover $79,000 in damages from the sellers in accordance with the above referenced provisions of the acquisition agreement. The parties have agreed that the matter may be arbitrated in Minneapolis, Minnesota rather then in Chicago as required by the original acquisition agreement. Management expects this matter will be finally resolved prior to the end of calendar year 2001.

       In January 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16b of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims between the parties regarding the transaction other then the Company's Section 16(b) claim against the former stockholder, Morgan Capital. The parties entered into this Stipulation along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 72,500 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital subsequently appealed the Federal District Court's decision to the Eighth Circuit Court of Appeals. The parties have completed and filed their respective appeal briefs with the Eighth Circuit Court of Appeals. The parties are now awaiting the scheduling of oral arguments which should occur sometime in 2001. The Company has not recorded a receivable for this amount due to the uncertainty of this matter.

       In March 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Plaintiff, The Methodist Medical Center of Illinois. The Plaintiff is alleging that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. The Company has filed a cross claim against the other defendants in the litigation based on such defendants' contractually obligation to indemnify the Company against any damages, costs or expense (including attorney fees) incurred by the Company, arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. The parties are now engaged in pretrial discovery while at the same time settlement negotiations are underway between the parties. While it is too early to be confident as to the ultimate resolution of this matter, in light of the nature of plaintiff's claims, the nature of the discovery to date, the co-defendants indemnification obligation and the relative positions of the parties during the settlement discussion, management does not expect the ultimate resolution of this matter to have a material impact on the Company's financial condition or results of operations.

       In January 2001, the Company was contacted by counsel for one of the Company's shareholders who had purchased stock in the Company's private placement in August 2000. The shareholder's counsel expressed the view that the decline in the Company's stock in December was directly attributable to the Company's announcement of a charge to earnings in the fourth quarter due to the bankruptcy filings of two of its customers. Counsel asserted that since the bankruptcy filing by one of the customers had occurred prior to the closing of the private placement, the Company should have disclosed the fact of that filing in connection with the private placement. The Company is unable to ascertain whether the shareholder will actually pursue the matter through litigation.

15.    SUBSEQUENT EVENT

     On March 16, 2001 the Company purchased the entire three building complex with a total of 129,039 square feet, which included the 53,576 square feet formerly leased by the Company's Laboratory Services segment. The purchasing entity was New Brighton Business Center LLC, a wholly owned limited liability company, established by the Company for the sole purpose of purchasing the entire three building complex. The selling entity was PHL-OPCO, LP, a Delaware limited partnership, which was an unrelated third party who had operated the facility as its landlord until the sale to the Company. The purchase price, exclusive of expenses and closing costs, was $6,350,000 and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6,200,000. The mortgage loan has a term of ten years and is being repaid based on a 20 year amortization schedule with a balloon payment at the end of the ten year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is $431,000 per year.

16.      QUARTERLY INFORMATION (UNAUDITED)
        (In thousands, except per share amounts)

                                                    First           Second           Third          Fourth
        2000                                        Quarter         Quarter         Quarter         Quarter
        ---------------------------------------------------------------------------------------------------
        Revenues                                  $  9,676       $  11,316       $  11,573       $  10,315
        Gross profit                                 3,572           4,414           4,722           2,325
        Net income (loss) (1)                          297             481             477          (3,816)
        Basic earnings (loss) per share               0.10            0.17            0.15           (1.09)
        Diluted earnings (loss) per share             0.10            0.16            0.14           (1.09)

                                                    First           Second           Third          Fourth
        1999                                        Quarter         Quarter         Quarter         Quarter
        ---------------------------------------------------------------------------------------------------

        Revenues                                  $  7,835       $   9,152       $   9,074       $   8,942
        Gross profit                                 2,589           3,217           3,168           3,280
        Net income                                     160             741             349             169
        Basic earnings per share                      0.06            0.26            0.12            0.06
        Diluted earnings per share                    0.06            0.25            0.12            0.06

(1) During the fourth quarter of 2000, the Company reported a net loss of $3.8 million due to decreased sample volume from existing drugs-of-abuse clients as a result of adverse weather conditions and the slowing economy. The Company also experienced higher than expected expenses during the quarter relating to the reorganization of laboratory operations and the Chapter 11 bankruptcy filings of two customers.

SCHEDULE II-VALUATION & QUALIFYING ACCOUNTS


                                              Balance at    Charged to       Charged to                       Balance at
                                              Beginning      Costs and          Other                         the End of
                                              of Period      Expenses         Accounts     Deductions           Period
                                           ------------------------------   -----------------------------------------------
Year ended December 31, 2000
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts   $   274,000    $ 879,000                       $  22,000(1)        $  1,131,000
     Restructuring Accrual                  $   469,000    $    -                          $ 309,000(3)        $    160,000

Year ended December 31, 1999
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts   $   245,000    $ 229,000       $      -        $ 200,000(1)        $    274,000
     Restructuring Accrual                  $ 1,155,000    $(165,000)(4)   $      -        $ 521,000(3)        $    469,000

Year ended December 31, 1998
     Deducted from Asset Accounts
           Allowance for Doubtful Accounts  $   515,000    $ 42,000        $      -        $ 312,000(1)        $    245,000
     Restructuring Accrual                  $   786,000    $711,000(2)     $      -        $ 342,000(2)        $  1,155,000

(1)  Uncollectible accounts written off, net of recoveries.
(2) Represents payments of lease obligations and an increase of estimate on future lease payments.
(3)  Represents payments of lease obligations.
(4) Represents a decrease in reserves due to a more favorable settlement of certain lease Contingencies originally accrued for in 1998.