Form 10-Q
period 2001-03-31
MEDTOX SCIENTIFIC INC
filed 2001-05-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                        to
                          ----------------------    ---------------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        95-3863205
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporated or organization)                          Identification No.)

402 West County Road D, St.Paul, Minnesota                  55112
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code:              (651) 636-7466
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of May 4, 2001, was 3,528,121.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I  Financial Information:

        Item 1:  Financial Statements (Unaudited)

                 Consolidated Statements of Operations - Three
                 Months Ended March 31, 2001 and 2000 ..............          3

                 Consolidated Balance Sheets - March 31, 2001
                 and December 31, 2000 ..............................         4

                 Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 2001 and 2000 ..............          5

                 Notes to Consolidated Financial Statements...........        6

        Item 2:

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ........      12

        Item 3:

                 Quantitative and Qualitative Disclosure
                 About Market Risk ......................................    18

Part II Other Information ................................................   19
                 Signatures ...............................................  20

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three Months Ended
                                      March 31, 2001  March 31, 2000
                                      --------------  --------------
REVENUES:
   Laboratory service revenues           $  9,304      $  8,285
   Product sales                            2,302         1,391
                                         ---------     ---------
                                           11,606         9,676
COST OF REVENUES:
  Cost of services                          6,395         5,541
  Cost of sales                             1,053           563
                                         ---------     ---------
                                            7,448         6,104
                                         ---------     ---------

GROSS PROFIT                                4,158         3,572

OPERATING EXPENSES:
   Selling, general and administrative      3,140         2,798
   Research and development                   315           249
                                         ---------     ---------
                                            3,455         3,047
                                         ---------     ---------

INCOME FROM OPERATIONS                        703           525

OTHER INCOME (EXPENSE):
   Interest expense                          (240)         (228)
   Other expense, net                         (25)            -
                                         ---------      --------
                                             (265)         (228)
                                         ---------      --------

NET INCOME                               $    438      $    297
                                         =========     =========

BASIC EARNINGS PER COMMON SHARE          $   0.12      $   0.10
                                         =========     =========

DILUTED EARNINGS PER COMMON SHARE        $   0.12      $   0.10
                                         =========     =========

                                            MEDTOX SCIENTIFIC, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share and per share data)
                                                    (Unaudited)

                                                    March 31,    December 31,
                                                      2001          2000
                                                   ----------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $       -     $     213
   Accounts receivable:
    Trade, less allowance for doubtful
    accounts ($968 in 2001 and $1,131
    in 2000)                                           8,846         7,873
   Other                                                 340           264
                                                   ---------     ---------
             Total accounts receivable                 9,186         8,137
   Inventories                                         2,879         3,052
   Prepaid expenses and other                          1,239           830
                                                   ---------     ---------
             Total current assets                     13,304        12,232
EQUIPMENT AND IMPROVEMENTS, NET                       11,880         5,211
GOODWILL, net of accumulated amortization of
$4,645 in 2001 and $4,438 in 2000                     12,084        12,291
OTHER ASSETS, net of accumulated amortization
of $12 in 2001 and $7 in 2000                            285           290
                                                   ---------     ---------
TOTAL ASSETS                                       $  37,553     $  30,024
                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks written in excess of bank balances       $     285     $       -
   Line of credit                                      3,967         3,724
   Accounts payable                                    2,558         2,819
   Accrued expenses                                    3,194         3,213
   Accrued restructuring costs                            10           160
   Current portion of long-term debt                   2,190         1,579
   Current portion of capital leases                     221           221
                                                   ----------    ---------
             Total current liabilities                12,425        11,716
LONG-TERM DEBT                                         8,860         2,480
LONG-TERM PORTION OF CAPITAL LEASES                      352           418

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
    authorized shares,  50,000;  none
    issued and outstanding                                -              -
   Common  stock,  $0.15 par  value;
    authorized  shares,  7,400,000;
    issued  and outstanding
    shares, 3,537,152 in 2001 and 3,508,151
    in 2000                                              531           526
   Additional paid-in capital                         65,439        65,422
   Deferred stock-based compensation                   (426)         (472)
   Accumulated deficit                              (49,452)      (49,890)

   Treasury stock                                      (176)         (176)
                                                   ---------     ---------
             Total stockholders' equity               15,916        15,410
                                                   ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  37,553     $  30,024
                                                   =========     =========

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                           March 31, 2001  March 31, 2000
                                                         ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $      438        $      297
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                620               558
      Provision for losses on accounts receivable                   46                36
      Deferred compensation                                         45                 -
      Changes in operating assets and liabilities:
         Accounts receivable                                   (1,095)           (1,322)
         Inventories                                               173             (217)
         Prepaid expenses and other current assets               (409)             (130)
         Accounts payable and accrued expenses                   (280)               285
         Accrued restructuring costs                             (150)              (64)
                                                            ----------        ----------
                Net cash used in operating activities            (612)             (557)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (7,076)             (775)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks written in excess of bank balances          285                 -
    Net proceeds from sale of common stock                          22                 2
    Net borrowings on line of credit                               243               906
    Proceeds from long-term debt                                 7,278             3,526
    Principal payments on long-term debt                         (287)           (2,088)
    Principal payments on capital leases                          (66)              (60)
                                                            ----------        ----------
              Net cash provided by financing activities          7,475             2,286
                                                            ----------        ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (213)               954

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   213               576
                                                            ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       -        $    1,530
                                                             =========        ==========

SUPPLEMENTAL NONCASH ACTIVITIES:
    Additions to capital leases                              $       -        $       44


                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2000 financial statements to conform with the 2001 presentations.


Comprehensive Income: Comprehensive income is a measure of all nonowner changes in stockholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sales securities. For the three months ended March 31, 2001 and 2000, comprehensive income for the Company was equivalent to net income as reported.

Derivative Instruments and Hedging Activities: On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

NOTE B - DEBT

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended as of March 31, 2001, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and
(iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

Effective March 31, 2001 the Company and Wells Fargo Business Credit amended the Credit Agreement. The amended Wells Fargo Credit Agreement provided the Company
i) an increase in the capex note from $2.45 million to $3.5 million, and ii) the ability to use letters of credit issued under the revolving credit facility.

NOTE C - SEGMENTS

The Company has two reportable segments: Lab Services and Product Sales. The Lab Services segment consists of MEDTOX Laboratories, Inc. Services provided include forensic toxicology, clinical toxicology, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN(R), and VERDICT(R)-II. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss.

Segment Information
(In thousands)
                                              Three months ended
                                       March 31, 2001    March 31, 2000
                                       --------------    --------------

Laboratory Services:
   Revenues                              $   9,304         $    8,285
   Interest expense                            227                209
   Depreciation and amortization               590                544
   Segment income                              293                285
   Segment assets                           34,046             26,430
   Expenditures for segment assets           6,980                772

Product Sales:
   Revenues                                  2,302              1,391
   Interest expense                             13                 19
   Depreciation and amortization                30                 14
   Segment income                              145                 12
   Segment assets                            3,507              2,692
   Expenditures for segment assets              96                  3

                                              Three months ended
                                       March 31, 2001    March 31, 2000
                                       --------------    --------------

Total:
   Revenues                                 11,606             9,676
   Interest expense                            240               228
   Depreciation and amortization               620               558
   Segment income                              438               297
   Segment assets                           37,553            29,122
   Expenditures for segment assets           7,076               775



NOTE D - INVENTORIES

Inventories consisted of the following:
(In thousands)
                                        March 31,     December 31,
                                          2001           2000
                                      -----------    -------------

Raw materials                         $      828      $        910
Work in process                              371               322
Finished goods                               314               373
Supplies                                   1,366             1,447
                                      -----------     ------------
                                      $    2,879      $      3,052
                                      ===========     ============

NOTE E - PURCHASE OF BUILDING

The administrative offices and laboratory operations for the Laboratory Services segment of the Company's business are located primarily in a 53,576 square foot facility in St. Paul, Minnesota. On March 16, 2001 the Company purchased the entire three building complex with a total of 129,039 square feet, which included the 53,576 square feet formerly leased by the Company's Laboratory Services segment. The purchasing entity was New Brighton Business Center LLC, a wholly owned limited liability company, established by the Company for the sole purpose of purchasing the entire three building complex. The selling entity was PHL-OPCO, LP a Delaware limited partnership, which was an unrelated third party who had operated the facility as its landlord until the sale of the property to the Company. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million. The mortgage loan has a term of ten years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is approximately $431,000 per year.

The following components of the Company's rental activities were reported net in other income (expense) in the Consolidated Statement of Operations:
(In thousands)
                                                           Three months ended
                                                              March 31, 2001

Gross rental income                                             $   58
Operating and administrative expenses                              (42)
                                                                -------
Net rental income before intercompany elimination                   16
Elimination of intercompany rental income                          (41)
                                                                -------
Net rental loss                                                 $  (25)
                                                                =======


NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

                                                      Three months ended
                                                March 31, 2001   March 31, 2000


Net income (A)                                   $        438     $       297
                                                 ============     ===========
Weighted average number of basic common
    shares outstanding (B)                          3,523,235       2,904,478
Dilutive effect of stock options and warrants
    computed based on the treasury stock method
    using average market price                        147,474         139,621
                                                 ------------     -----------
Weighted average number of diluted
    common shares outstanding (C)                   3,670,709       3,044,099
                                                 ============     ===========
Basic earnings per common share (A/B)            $       0.12     $      0.10
                                                 ============     ===========
Diluted earnings per common share (A/C)          $       0.12     $      0.10
                                                 ============     ===========

Options and warrants to purchase 890,815 and 125,512 shares of common stock were outstanding during the first three months of 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.


NOTE G - CONTINGENCIES

In February 1999, the Company settled a claim of patent infringement brought against the Company by United States Drug Testing Laboratories on August 20,1996. The Company, while denying any infringement, has settled the case by paying United States Drug Testing Laboratories $17,500 and issuing United States Drug Testing Laboratories 2,500 shares of common stock. The Company had previously accrued for this contingency. Accordingly, the settlement of this matter did not affect results of operations for the year ending December 31, 1999. Under the MEDTOX Laboratories acquisition agreement, pursuant to which the

Company originally acquired MEDTOX Laboratories, Inc., the sellers of MEDTOX Laboratories, Inc. agreed to remain liable for any and all damages for any patent infringement which was alleged to have occurred prior to the closing of the Company's purchase of MEDTOX Laboratories, Inc. The acquisition agreement also provided for the sellers to indemnify and hold the Company harmless from and against any damages, loss, liability or expense, including reasonable attorneys' fees and court costs in connection with any infringement which was alleged to have occurred before the closing date. It is the Company's opinion that it is entitled to recover $79,000 in damages from the sellers in accordance with the above referenced provisions of the acquisition agreement. The parties have agreed that the matter may be arbitrated in Minneapolis, Minnesota rather than in Chicago as required by the original acquisition agreement. Management expects this matter will be resolved prior to the end of calendar year 2001.

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

In January 2001, the Company was contacted by counsel for one of the Company's shareholders who had purchased stock in the Company's private placement in August 2000. The shareholder's counsel expressed the view that the decline in the Company's stock in December was directly attributable to the Company's announcement of a charge to earnings in the fourth quarter due to the bankruptcy filings of two of its customers. Counsel asserted that since the bankruptcy filing by one of the customers had occurred prior to the closing of the private placement, the Company should have disclosed the fact of that filing in connection with the private placement. The Company is unable to ascertain whether the shareholder will pursue the matter through litigation.

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


General

MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its wholly-owned subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center LLC are referred to herein as "the Company". The Company is engaged primarily in two distinct, but very much related businesses. The business of manufacturing and distribution of diagnostic devices is carried on by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina and the business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota.

The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For the quarter ended March 31, 2001 and 2000, Laboratory Services revenue accounted for 80% and 86% of the Company's revenues, respectively. Revenue from Product Sales accounted for 20% and 14% of the total revenues of the Company for the quarter ended March 31, 2001 and 2000, respectively.

Results of Operations

The Company achieved record revenues and net income for the first quarter ended March 31, 2001. Revenues for the first quarter of 2001 increased 20% over the first quarter of 2000, driven by sales of the PROFILE(R)-II Test System and the expanding VERDICT(R)-II product line, as well as increased sample volume from the Company's occupational health, wellness and esoteric testing clients. Selling, general, and administrative expenses in the first quarter of 2001 decreased as a percentage of sales to 27% from 29% in the same quarter in 2000, reflecting efforts taken to reorganize the laboratory operations and reduce operating costs. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                 Three months ended,
                                          March 31, 2001    March 31, 2000
-----------------------------------------------------------------------------
   Revenues                                   100.0%             100.0%
   Cost of revenues                            64.2               63.1
   Operating expenses:
      Selling, general, and administrative     27.1               28.9
      Research and development                  2.7                2.6
                                            ----------         ----------
                                               29.8               31.5
   Other expense                                2.2                2.3
                                            ----------         ----------
   Net income                                   3.8%               3.1%
                                            ==========         ==========


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues

Revenues increased 20% to $11.6 million for the three months ended March 31, 2001, driven by a $1.0 million, or 12% increase in Laboratory Services revenues and a $0.9 million, or 66% increase in Product Sales revenues.

The growth in Laboratory Services revenues was primarily due to a 22% increase in the number of laboratory tests performed. Sample volume from the Company's occupational health, wellness and esoteric testing clients increased 40% compared to the first quarter of 2000. The Company's research and development group continues to improve and add to the over 900 proprietary bio-analytical assays that have been developed. In the past, these tests have largely been marketed to hospitals, clinics and other laboratories. However, more recently, the Company has increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market. Despite the overall favorable sales trend within the Laboratory operations, the average price per testing specimen declined 9%. The erosion in the average price per testing specimen stemmed from competitive market conditions, which restricted the average price that the Company could charge new customers. In addition, the slowing economy and the Company's planned emphasis on the PROFILE(R)-II Test System for on-site drugs-of-abuse (DAU) screening slowed the growth of laboratory DAU sample volume.

The Product Sales segment achieved higher revenues due to increased sales of substance abuse testing products and agricultural diagnostic products, partially offset by a slight reduction in sales of contract manufacturing services. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $0.9 million to $1.9 million in the first quarter of 2001. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 18 different configurations to detect from one to five drugs of abuse. The Company continues to develop new products in this area, including the PROFILE(R)-ER device. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company received FDA approval for its PROFILE(R)-ER device and for 10 configurations of its VERDICT(R)-II product in January 2001. A small amount of the PROFILE(R)-ER product was shipped in the first quarter of 2001.

Product sales from agricultural diagnostic products increased 30% to $146,000 primarily as a result of increased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products decreased 10% to $265,000 due to decreased revenues from both historical customers and new customers.

Gross profit

Consolidated gross margin was 35.8% for the three months ended March 31, 2001 compared to 36.9% for the three months ended March 31, 2000, reflecting a decline in both Laboratory Services gross margin and Product Sales gross margin.

Laboratory Services gross margin was 31.3% for the three months ended March 31, 2001, down from 33.1% for the three months ended March 31, 2000. The erosion of the gross margin was primarily attributable to a 9% decline in the average price per testing specimen. The drop in the average price per testing specimen stemmed from competitive market conditions, which restricted the average price that the

Company could charge new customers.

Gross margin from Product Sales declined to 54.3% for the three months ended March 31, 2001 from 59.5% for the three months ended March 31, 2000, reflecting increased material and labor costs due to new product introduction and manufacturing scale up of the newly released PROFILE(R)-ER, as well as new products within the PROFILE(R)-II and VERDICT(R)-II product lines.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.1 million, or 27.1% of revenues in the first quarter of 2001, compared to $2.8 million or 28.9% of revenues in the first quarter of 2000. The decrease in the percentage of revenues reflects efforts taken to reorganize the laboratory operations and reduce overall operating costs. The increase in the absolute dollar amount of selling, general and administrative expenses was attributable to the higher revenue level in the first quarter of 2001.

Research and development expenses

Research and development expenses increased by 27% in the first quarter of 2001, principally due to higher expenses associated with new product development for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense consisted primarily of interest expense, which remained relatively stable from the first quarter of 2000 to the first quarter of 2001. Other expense in the first quarter of 2001 also included a loss of $25,000 from the Company's rental activities.

Net income

In the first quarter of 2001, the Company recorded net income of $0.4 million compared to $0.3 million in the first quarter of 2000. This improvement was driven by a 20% increase in consolidated revenues and a reduction in selling, general, and administrative expenses as a percentage of revenues.

Laboratory Services net income of $0.3 million in the first quarter of 2001 remained consistent with the first quarter of 2000. Although revenues increased 12%, this improvement was offset by a reduced gross margin, which was impacted by a reduction in the average price per specimen.

Product  Sales net income was $145,000 in the first  quarter of 2001 compared to
$12,000  in  the  first  quarter  of  2000.   This   improvement  was  primarily
attributable to the growth in sales.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank financing and the sale of equity securities.

Net cash used in operating activities was $0.6 million in both the first quarter of 2001 and 2000.

Net cash used in investing activities, consisting of capital expenditures, was $7.1 million in the first quarter of 2001, up from $0.8 million in the first quarter of 2000. In the first quarter of 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million. The mortgage loan has a term of ten years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten-year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is approximately $431,000 per year. See Note E of Notes to Consolidated Financial Statements.

Net cash provided by financing activities of $7.5 million in the first quarter of 2001 was principally associated with proceeds received under the mortgage loan discussed above and the Company's credit agreement for the purchase of capital equipment. Net cash provided by financing activities of $2.3 million in the first quarter of 2000 primarily represented proceeds from the renegotiation of the Company's term debt which were used to fund the Company's operations during the first quarter of 2000 and pay down the line of credit, which occurred in the second quarter of 2000.

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

The Company is relying on expected positive cash flow from operations, its line of credit, and capex note to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree, the inventory of the Company. As of March 31, 2001, the Company had total borrowing capacity of $5.3 million on its line of credit, of which $4.0 million was borrowed, leaving a net availability of $1.3 million as of March 31, 2001.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2000 and through March 31, 2001, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

The Company had $575,000 of subordinated notes outstanding as of March 31, 2001 and December 31, 2000, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. In addition, at March 31, 2001, the Company had a $6.2 million mortgage loan payable to Principal Life Insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change

The Company had approximately $8.0 million and $7.0 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of March 31, 2001 and December 31, 2000, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At March 31, 2001 and December 31, 2000, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note G

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
         Inapplicable

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits:

         10.55 Nova Building Lease dated March 28, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc.

         10.56 Amendment No.1 to Nova Building Lease dated April 1, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc.

         10.57 Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc.

         b. Reports on Form 8-K:   Inapplicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Signature              Title                                   Date
-------------------------------------------------------------------------------

/s/ Richard J. Braun    President, Chief Executive Officer, and    May 11, 2001
---------------------   Chairman of the Board of Directors
Richard J. Braun        (Principal Executive Officer)


/s/ Kari L. Golembeck   Controller (Principal Accounting Officer)  May 11, 2001
---------------------
Kari L. Golembeck