Form 10-Q
period 2001-06-30
MEDTOX SCIENTIFIC INC
filed 2001-08-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to
                          ---------------------------    -------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
                            ------------------------
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of July 20, 2001, was 3,578,135.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I    Financial Information:

          Item 1:  Financial Statements (Unaudited)

                   Consolidated Statements of Operations - Three and
                   Six Months Ended June 30, 2001 and 2000 .......           3

                   Consolidated Balance Sheets - June 30, 2001
                   and December 31, 2000 ................................... 4

                   Consolidated Statements of Cash Flows - Six
                   Months Ended June 30, 2001 and 2000 ............          5

                   Notes to Consolidated Financial Statements........        6

          Item 2:

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .....      11

          Item 3:

                   Quantitative and Qualitative Disclosure
                   About Market Risk .......................................20

Part II   Other Information ............................................    21
                   Signatures ............................................  22

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended                       Six Months Ended
                                              June 30, 2001        June 30, 2000      June 30, 2001       June 30, 2000
                                            -------------------  ------------------  -----------------   -----------------
REVENUES:
   Laboratory services                        $9,991               $9,460             $19,295             $17,745
   Product sales
                                               2,570                1,856               4,872               3,247
                                            -------------------  ------------------  -----------------   -----------------

                                              12,561               11,316              24,167              20,992

COST OF REVENUES:
  Cost of services                             6,575                6,093              12,970              11,634
  Cost of sales                                  950                  809               2,003               1,372
                                            -------------------  ------------------  -----------------   -----------------
                                               7,525                6,902              14,973              13,006
                                            -------------------  ------------------  -----------------   -----------------

GROSS PROFIT
                                               5,036                4,414               9,194               7,986

OPERATING EXPENSES:
   Selling, general and administrative         3,451                3,349               6,591               6,147
   Research and development                      318                  306                 633                 555
                                            -------------------  ------------------  -----------------   -----------------
                                               3,769                3,655               7,224               6,702
                                            -------------------  ------------------  -----------------   -----------------

INCOME FROM OPERATIONS                         1,267                  759               1,970               1,284

OTHER INCOME (EXPENSE):
   Interest expense                             (288)                (278)               (528)               (506)
   Other expense, net                            (19)                   -                 (44)                  -
                                            -------------------  ------------------  -----------------   -----------------
                                                (307)                (278)               (572)               (506)
                                            -------------------  ------------------  -----------------   -----------------

NET INCOME                                       960                  481               1,398                 778
                                            ===================  ==================  =================   =================

BASIC EARNINGS PER COMMON
 SHARE                                         $0.27               $ 0.17             $  0.40              $ 0.27
                                            ===================  ==================  =================   =================

DILUTED EARNINGS PER COMMON
 SHARE                                         $0.26               $ 0.16             $  0.37              $ 0.26
                                            ===================  ==================  =================   =================


                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                      June 30,         December 31,
                                                                                       2001                2000
                                                                                  ---------------     ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $      48           $     213
   Accounts receivable:
         Trade,  less allowance for doubtful  accounts
         ($850 in 2001 and $1,131 in 2000)                                                10,307               7,873
         Other                                                                               361                 264
                                                                                  ---------------     ---------------
             Total accounts receivable                                                    10,668               8,137
   Inventories                                                                             2,816               3,052
   Prepaid expenses and other                                                                818                 830
                                                                                  ---------------     ---------------
             Total current assets                                                         14,350              12,232
EQUIPMENT AND IMPROVEMENTS, NET                                                           12,020               5,211
GOODWILL, net of accumulated amortization of $4,723 in 2001 and $4,438 in 2000            11,879              12,291
OTHER ASSETS, net of accumulated amortization of $17 in 2001 and $7 in 2000                  280                 290
                                                                                  ---------------     ---------------
TOTAL ASSETS                                                                          $   38,529          $   30,024
                                                                                  ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                                                     $    4,549          $    3,724
   Accounts payable                                                                        2,104               2,819
   Accrued expenses                                                                        3,574               3,213
   Accrued restructuring costs                                                                 -                 160
   Current portion of long-term debt                                                       2,235               1,579
   Current portion of capital leases                                                         191                 221
                                                                                  ---------------     ---------------
             Total current liabilities                                                    12,653              11,716
LONG-TERM DEBT                                                                             8,610               2,480
LONG-TERM PORTION OF CAPITAL LEASES                                                          327                 418

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;  authorized shares,
     50,000;  none issued and outstanding                                                     -                   -
   Common  stock,  $0.15 par  value;  authorized  shares,
    7,400,000;  issued  and outstanding
    shares, 3,531,044 in 2001 and 3,508,151 in 2000                                          530                 526
   Additional paid-in capital                                                             65,695              65,422
   Deferred stock-based compensation                                                       (618)               (472)
   Accumulated deficit                                                                  (48,492)            (49,890)
   Treasury stock                                                                          (176)               (176)
                                                                                  ---------------     ---------------
             Total stockholders' equity                                                   16,939              15,410
                                                                                  ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      38,529        $     30,024
                                                                                  ===============     ===============

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                             June 30, 2001           June 30, 2000
                                                                           -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $           1,398        $            778
   Adjustments to reconcile net income to net cash used in
           operating activities:
      Depreciation and amortization                                                     1,207                   1,141
      Provision for losses on accounts receivable                                          93                      83
      Deferred compensation                                                                75                       -
      Changes in operating assets and liabilities:
         Accounts receivable                                                          (2,624)                 (2,270)
         Inventories                                                                      236                   (420)
         Prepaid expenses and other current assets                                         12                      38
         Accounts payable and accrued expenses                                          (354)                   (357)
         Accrued restructuring costs                                                    (160)                   (234)
                                                                           -------------------    --------------------
                Net cash used in operating activities                                   (117)                 (1,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (7,584)                 (2,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks written in excess of bank balances                                   -                     352
    Net proceeds from sale of common stock                                                 55                      30
    Net borrowings on line of credit                                                      825                     621
    Proceeds from long-term debt                                                        7,400                   3,648
    Principal payments on long-term debt                                                (623)                 (1,809)
    Principal payments on capital leases                                                (121)                   (135)
                                                                           -------------------    --------------------
              Net cash provided by financing activities                                 7,536                   2,707
                                                                           -------------------    --------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (165)                   (576)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          213                     576
                                                                           -------------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $              48       $              -
                                                                           ===================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Non cash activities:
          Additions to capital leases                                       $              -        $             298

    Cash paid for:
          Interest                                                                        538                     461


                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2000 financial statements to conform with the 2001 presentations.


New Accounting Standard: In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted by the Company on January 1, 2002. Management has not completed its assessment of the impact the adoption of SFAS No. 141 and 142 will have on the Company's financial position and results of operations.


NOTE B - DEBT

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

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

Segment Information
(In thousands)

                                                     Three Months Ended                         Six Months Ended
                                                 June 30, 2001      June 30, 2000          June 30, 2001       June 30, 2000
                                                 -------------      -------------          -------------       -------------
Laboratory  Services:
   Revenues                                          $   9,991          $   9,460             $   19,295          $   17,745
   Interest expense                                        276                259                    503                 468
   Depreciation and amortization                           555                561                  1,145               1,105
   Segment income                                          554                419                    847                 704
   Segment assets                                       34,515             26,488                 34,515              26,488
   Expenditures for segment assets                         443                963                  7,423               1,735

Product Sales:
   Revenues                                              2,570              1,856                  4,872               3,247
   Interest expense                                         12                 19                     25                  38
   Depreciation and amortization                            32                 22                     62                  36
   Segment income                                          406                 62                    551                  74
   Segment assets                                        4,014              2,975                  4,014               2,975
   Expenditures for segment assets                          65                304                    161                 307

Total:
   Revenues                                             12,561             11,316                 24,167              20,992
   Interest expense                                        288                278                    528                 506
   Depreciation and amortization                           587                583                  1,207               1,141
   Segment income                                          960                481                  1,398                 778
   Segment assets                                       38,529             29,463                 38,529              29,463
   Expenditures for segment assets                         508              1,267                  7,584               2,042


NOTE D - INVENTORIES

Inventories consisted of the following:
(In thousands)
                            June 30,               December 31,
                              2001                    2000
                         --------------        ------------------

     Raw materials       $      823             $        910
     Work in process            390                      322
     Finished goods             303                      373
     Supplies                 1,300                    1,447
                        ---------------        ------------------
                         $    2,816             $      3,052
                        ================       ==================



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

The following components of the Company's rental activities were reported net in other income (expense) in the Consolidated Statement of Operations:
(In thousands)

                                                     Three  Months Ended   Six Months Ended
                                                       June 30,  2001        June 30,  2001
                                                     --------------------  ----------------
Gross rental income                                   $    412              $   470
Operating and administrative expenses                     (254)                (296)
                                                      ------------          ------------
Net rental income before intercompany
elimination                                                158                  174
Elimination of intercompany rental income                 (181)                (222)
                                                      ------------          ------------
Net rental loss                                       $    (23)            $    (48)
                                                      ============          ============

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

                                                      Three Months Ended                  Six Months Ended
                                                June 30, 2001    June 30, 2000      June 30, 2001    June 30, 2000
                                                -------------    -------------      -------------    -------------
Net income (A)                                  $         960    $         481     $        1,398   $           778
                                                =============    =============     ==============   ===============
Weighted average number of basic
    common shares outstanding (B)                   3,532,109        2,915,610          3,527,697         2,910,044
Dilutive effect of stock options and
    warrants computed based on the
    treasury stock method using average
    market price                                      224,032          134,484            202,078           137,105
                                                -------------    -------------     --------------    --------------
Weighted average number of diluted
    common shares outstanding (C)                   3,756,141        3,050,094          3,729,775         3,047,149
                                                =============    =============     ==============    ==============
Basic earnings per common share (A/B)           $        0.27    $        0.17     $         0.40    $         0.27
                                                =============    =============     ==============    ==============
Diluted earnings per common share (A/C)         $        0.26    $        0.16     $         0.37    $         0.26
                                                =============    =============     ==============    ==============

Options and warrants to purchase 647,564, 846,314, 190,459, and 135,958 shares of common stock were outstanding during the three and six months ended June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

NOTE G - CONTINGENCIES

In January 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims between the parties regarding the transaction other then the Company's Section 16(b) claim against the former stockholder, Morgan Capital. The parties entered into this Stipulation along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 72,500 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital subsequently appealed the Federal District Court's decision to the Eighth Circuit Court of Appeals. On August 3,

2001 the Eighth Circuit Court of Appeals ruled in favor of the Company, affirming the District Court decision awarding the Company $675,000 plus post judgment interest. Morgan Capital has notified the Company, pursuant to the Escrow Agreement, that it will pay the Company cash to satisfy the judgment, which the Company believes will total at least $708,000.

In March 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Plaintiff, The Methodist Medical Center of Illinois. The Plaintiff is alleging that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. The Company has filed a cross claim against the other defendants in the litigation based on such defendants' contractual obligation to indemnify the Company against any damages, costs or expenses (including attorney fees) incurred by the Company, arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. The parties have reached an agreement to settle the case, whereby the Company will pay $75,000 with a full release of all claims and a dismissal order expected to be entered in August of 2001. The Company will voluntarily dismiss its indemnity claims against the co-defendants for reimbursement of the $75,000 paid, with the right of refiling the indemnification claim existing for one year. The Company will continue to pursue its right of indemnification for the $75,000 during the next year.

On October 26, 2000, Harry McCoy was replaced as Chairman and President of the Company but continued to receive payments as an employee under an employment agreement with the Company. In May 2001, Mr. McCoy commenced employment at Hamilton Thorne Biosciences, Inc. as its President. The Company has informed Mr. McCoy that it views such employment as a termination of his employment agreement with the Company. Mr. McCoy has disputed this assertion and has threatened litigation against the Company. The Company is unable to ascertain whether Mr. McCoy will pursue such litigation.

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

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. The factors that could affect our actual results include the following:

o        increased competition, including price competition

o general economic and business conditions, both nationally and internationally

o        changes in business strategy or development plans

o techonological, evolving industry standards, or other problems that could delay the sale of our products

o our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others, or prevent others from infringing on our proprietary rights

o our inability to obtain sufficient financing to continue to expand operations

o        changes in demand for products and services by our customers

o our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers

o        adverse results in litigation matters

o        our ability to attract and retain experienced and qualified personnel

o        failure to maintain our days sales outstanding levels

o        losses due to bad debt

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

The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For the three and six months ended June 30, 2001, Laboratory Services revenue accounted for 80% of the Company's revenues, compared with 84% and 85% for the same periods in 2000. Revenue from Product Sales accounted for 20% of the total revenues of the Company for the three and six months ended June 30, 2001, compared with 16% and 15% for the same periods in 2000.

Results of Operations

The Company achieved record revenues and net income for the three and six month periods ended June 30, 2001. Revenues for the second quarter of 2001 increased 11% over the second quarter of 2000, driven by sales of the PROFILE(R)-II Test System and the expanding VERDICT(R)-II product line, as well as increased sample volume from the Company's occupational health, wellness and esoteric testing clients. Selling, general, and administrative expenses in the second quarter of 2001 decreased as a percentage of sales to 27.5% from 29.6% in the same quarter in 2000, reflecting efforts taken to reorganize the laboratory operations and reduce operating costs. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                  Three Months Ended                     Six Months Ended
                                              June 30, 2001     June 30, 2000     June 30, 2001    June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
   Revenues                                      100.0%            100.0%            100.0%            100.0%
   Cost of revenues                               59.9              61.0              62.0              62.0
   Operating expenses:
     Selling, general, and administrative         27.5              29.6              27.3              29.3
     Research and development                      2.5               2.7               2.6               2.6
                                               ----------       -----------        ----------       ----------
                                                  30.0              32.3              29.9              31.9
   Other expense                                   2.5               2.5               2.3               2.4
                                               ----------       -----------        ----------       ----------
   Net income                                      7.6%              4.2%              5.8%              3.7%
                                               ========         =========          ========         =========

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues

Revenues increased 11% to $12.6 million for the three months ended June 30, 2001, driven by a $0.7 million, or 38% increase in Product Sales revenues and a $0.5 million, or 6% increase in Laboratory Services revenues.

The Product Sales segment achieved higher revenues due to increased sales of substance abuse testing products, partially offset by a slight reduction in sales of contract manufacturing services and agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $0.9 million to $2.2 million in the second quarter of 2001. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 18 different configurations to detect from one to five drugs of abuse. The Company continues to develop new products in this area, including the PROFILE(R)-ER device. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company currently sells the PROFILE(R)-ER device through its direct sales force and has recently signed an agreement with a leading supplier of medical, surgical and laboratory supplies to distribute the device. The Company is also in discussions with other major buying groups and distributors that have expressed interest in the PROFILE(R)-ER device.

Product sales from agricultural diagnostic products decreased 51% to $73,000 primarily as a result of decreased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products decreased 32% to $257,000 due to decreased revenues from both historical customers and new customers.

The growth in Laboratory Services revenues was primarily due to a 7% increase in the number of laboratory tests performed. Sample volume from the Company's occupational health, wellness and esoteric testing clients increased 41% compared to the second quarter of 2000. The Company's research and development group continues to improve and add to the over 900 proprietary bio-analytical assays that have been developed. In the past, these tests have largely been marketed to hospitals, clinics and other laboratories. However, more recently, the Company has increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market. Despite the overall favorable sales trend within the Laboratory operations, the slowing economy and the Company's planned emphasis on the PROFILE(R)-II Test System for on-site drugs-of-abuse (DAU) screening slowed the growth of laboratory DAU sample volume.

Gross profit

Consolidated gross margin was 40.1% for the three months ended June 30, 2001 compared to 39.0% for the same period in 2000, reflecting improvement in Product Sales gross margin, offset by a decline in Laboratory Services gross margin.

Laboratory Services gross margin was 34.2% for the three months ended June 30, 2001, down from 35.6% for the three months ended June 30, 2000. The decline in the gross margin was primarily attributable to higher specimen collection costs and increased employee health insurance costs.

Gross margin from Product Sales improved to 63.0% for the three months ended June 30, 2001 from 56.4% for the three months ended June 30, 2000, driven by an increased mix of higher margin products and efficiencies gained at the production facility.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.5 million, or 27.5% of revenues for the three months ended June 30, 2001, compared to $3.3 million or 29.6% of revenues in the same period of 2000. The decrease in the percentage of revenues reflects efforts taken to reorganize the laboratory operations and reduce overall operating costs. The increase in the absolute dollar amount of selling, general and administrative expenses was attributable to the higher revenue level in the second quarter of 2001.

Other expense

Other expense consisted primarily of interest expense, which remained relatively stable. Other expense in the three months ended June 30, 2001 also included a loss of $23,000 from the Company's rental activities.

Net income

In the three months ended June 30, 2001, the Company recorded net income of $1.0 million compared to $0.5 million in the same period of 2000. This improvement was driven by an 11% increase in consolidated revenues and a reduction in selling, general, and administrative expenses as a percentage of revenues.

Laboratory Services net income was $0.6 million for the three months ended June 30, 2001 up from $0.4 million during the same period of 2000. This improvement was primarily driven by the reduction in selling, general, and administrative expenses.

Product Sales net income was $0.4 million for the three months ended June 30, 2001 compared to $62,000 in the same period of 2000. This improvement was primarily attributable to the growth in sales and an improved gross margin.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues

Revenues increased 15% to $24.2 million for the six months ended June 30, 2001, driven by a $1.6 million, or 9% increase in Laboratory Services revenues and a $1.6 million, or 50% increase in Product Sales revenues.

The growth in Laboratory Services revenues was primarily due to a 12% increase in the number of laboratory tests performed. Sample volume from the Company's occupational health, wellness and esoteric testing clients increased 40% compared to the first six months of 2000. The Company's research and development group continues to improve and add to the over 900 proprietary bio-analytical assays that have been developed. In the past, these tests have largely been marketed to hospitals, clinics and other laboratories. However, more recently, the Company has increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market. Despite the overall favorable sales trend within the Laboratory operations, the slowing economy and the Company's planned emphasis on the PROFILE(R)-II Test System for on-site drugs-of-abuse (DAU) screening slowed the growth of laboratory DAU sample volume.

The Product Sales segment achieved higher revenues due to increased sales of substance abuse testing products, partially offset by a slight reduction in sales of contract manufacturing services and agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $1.8 million to $4.2 million for the first six months of 2001. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 18 different configurations to detect from one to five drugs of abuse. The Company continues to develop new products in this area, including the PROFILE(R)-ER device. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company currently sells the PROFILE(R)-ER device through its direct sales force and has recently signed an agreement with a leading supplier of medical, surgical and laboratory supplies to distribute the device. The Company is also in discussions with other major buying groups and distributors that have expressed interest in the PROFILE(R)-ER device.

Product sales from agricultural diagnostic products decreased 16% to $0.2 million primarily as a result of decreased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products decreased 22% to $0.5 million due to decreased revenues from both historical customers and new customers.

Gross profit

Consolidated gross margin of 38.0% for the six months ended June 30, 2001 remained flat compared to the same period of 2000, reflecting improvement in Product Sales gross margin, offset by a decline in Laboratory Services gross margin.

Laboratory Services gross margin was 32.8% for the six months ended June 30, 2001, down from 34.4% for the six months ended June 30, 2000. The decline in the gross margin was primarily attributable to higher specimen collection costs and increased employee health insurance costs.

Gross margin from Product Sales improved to 58.9% for the six months ended June 30, 2001 from 57.7% for the six months ended June 30, 2000, driven by an increased mix of higher margin products and efficiencies gained at the production facility.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.6 million, or 27.3% of revenues for first six months of 2001, compared to $6.1 million or 29.3% of revenues for the first six months of 2000. The decrease in the percentage of revenues reflects efforts taken to reorganize the laboratory operations and reduce overall operating costs. The increase in the absolute dollar amount of selling, general and administrative expenses was attributable to the higher revenue level in the first six months of 2001.

Research and development expenses

Research and development expenses increased by 14% in the first six months of 2001, principally due to higher expenses associated with new product development for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense consisted primarily of interest expense, which remained relatively stable from the first six months of 2000 to the first six months 2001. Other expense in the six months ended June 30, 2001 also included a loss of $48,000 from the Company's rental activities.

Net income

In the six months ended June 30, 2001, the Company recorded net income of $1.4 million compared to $0.8 million in the same period of 2000. This improvement was driven by a 15% increase in consolidated revenues and a reduction in selling, general, and administrative expenses as a percentage of revenues.

Laboratory Services net income was $0.8 million for the six months ended June 30, 2001 compared to $0.7 million during the same period of 2000. This improvement was primarily driven by the reduction in selling, general, and administrative expenses as a percentage of revenues.

Product Sales net income was $0.6 million in the first six months of 2001 compared to $74,000 in the same period of 2000. This improvement was primarily attributable to the growth in sales and an improved gross margin.


Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank financing and the sale of equity securities.

Net cash used in operating activities was $117,000 for the six months ended June 30, 2001 compared to $1.2 million in the same period of 2000. The decrease in cash used of $1.1 million was primarily due to an improvement in net income of $0.6 million and a reduction in inventory levels, partially offset by an increase in accounts receivable. Inventory levels decreased $0.2 million from December 31, 2000 to June 30, 2001 compared to an increase of $0.4 million from December 31, 1999 to June 30, 2000. The increase in inventory levels in the prior year period was attributable to an increase in forecasted sales for the third quarter of 2000. Accounts receivable increased $2.6 million from December 31, 2000 to June 30, 2001, reflecting the impact of the slowing economy.

Net cash used in investing activities, consisting of capital expenditures, was $7.6 million for the six months ended June 30, 2001, up from $2.0 million in the same period of 2000. In March of 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million. The mortgage loan has a term of ten years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten-year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is approximately $431,000 per year. See Note E of Notes to Consolidated Financial Statements.

Net cash provided by financing activities of $7.5 million in the first six months of 2001 was principally associated with proceeds received under the mortgage loan discussed above and the Company's credit agreement for the purchase of capital equipment. Net cash provided by financing activities of $2.7 million in the first six months of 2000 primarily represented proceeds from the renegotiation of the Company's term debt which were used to fund the Company's operations during the first quarter of 2000 and pay down the line of credit, which occurred in the second quarter of 2000.

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

The Company is relying on expected positive cash flow from operations, its line of credit, and capex note to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree, the inventory of the Company. As of June 30, 2001, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $4.6 million was borrowed, leaving a net availability of $1.4 million as of June 30, 2001.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2000 and through June 30, 2001, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

The Company had $575,000 of subordinated notes outstanding as of June 30, 2001 and December 31, 2000, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. In addition, at June 30, 2001, the Company had a $6.2 million mortgage loan payable to Principal Life Insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $8.3 million and $7.0 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of June 30, 2001 and December 31, 2000, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At June 30, 2001 and December 31, 2000, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note G

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  Inapplicable

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits:   Inapplicable

         b.  Reports on Form 8-K:   Inapplicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Signature                 Title                                Date

/s/Richard J. Braun    President, Chief Executive Officer,       August 14, 2001
---------------------   and Chairman of the Board of Directors
Richard J. Braun        (Principal Executive Officer)

/s/ Kari L. Golembeck  Controller (Principal Accounting Officer) August 14, 2001
-----------------------
Kari L. Golembeck