Form 10-Q
period 2001-09-30
MEDTOX SCIENTIFIC INC
filed 2001-11-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                  to
                          ----------------    -------------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                        95-3863205
-------------------------------------------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporated or organization)                      Identification No.)

  402 West County Road D, St.Paul, Minnesota           55112
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:            (651) 636-7466
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

                                    Yes X No

The number of shares of Common Stock, $.15 par value, outstanding as of November 9, 2001, was 4,254,543.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                         Page

Part I    Financial Information:

          Item 1:  Financial Statements (Unaudited)

                   Consolidated Statements of Operations - Three and
                   Nine Months Ended September 30, 2001 and 2000 .....        3

                   Consolidated Balance Sheets - September 30, 2001
                   and December 31, 2000 .................................... 4

                   Consolidated Statements of Cash Flows - Nine
                   Months Ended September 30, 2001 and 2000 ..........        5

                   Notes to Consolidated Financial Statements............     6


          Item 2:

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........    12

          Item 3:

                   Quantitative and Qualitative Disclosure
                   About Market Risk ........................................21

Part II   Other Information ..............................................   22
                   Signatures ...........................................    23

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                               Three Months Ended               Nine Months Ended
                                                 September 30,                  September 30,
                                              2001              2000          2001          2000
                                          --------------  ---------------  -----------   -----------
REVENUES:
   Laboratory services                    $   9,446       $     9,206      $  28,741     $ 26,951
   Product sales                              3,135             2,367          8,007        5,614
                                          --------------- ---------------  -----------   -----------
                                             12,581            11,573         36,748       32,565

COST OF REVENUES:
  Cost of services                            6,711             6,164         19,681       17,798
  Cost of sales                                 876               687          2,879        2,059
                                            ------------- ---------------  -----------   ------------
                                              7,587             6,851         22,560       19,857
                                            ------------- ---------------  -----------   ------------

GROSS PROFIT                                  4,994             4,722         14,188       12,708

OPERATING EXPENSES:
   Selling, general and administrative        3,587             3,735         10,178        9,882
   Research and development                     323               265            956          820
                                            -------------- --------------  -----------   ------------
                                              3,910             4,000         11,134       10,702
                                            -------------- --------------  -----------   ------------

INCOME FROM OPERATIONS                        1,084               722          3,054        2,006

OTHER INCOME (EXPENSE):
   Interest expense, net                       (263)             (245)          (791)        (751)
   Other expense, net                           (31)               -             (75)          -
                                            -------------- --------------  ------------   -----------
                                               (294)             (245)          (866)        (751)
                                            -------------- --------------  ------------   -----------

NET INCOME                                      790               477          2,188        1,255
                                            ============== ==============  ============   ===========

BASIC EARNINGS PER COMMON
   SHARE (1)                                $   0.20       $     0.13      $    0.56      $  0.38
                                            ============== ==============  ============   ===========

DILUTED EARNINGS PER COMMON
   SHARE (1)                                $   0.18       $    0.12       $    0.53      $  0.36
                                            ============== =============   ============   ===========

(1) Earnings per share amounts have been adjusted for the ten percent stock dividend authorized by the Company's Board of Directors on September 26, 2001, payable on November 9, 2001.

                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                     September 30,    December 31,
                                                                         2001             2000
                                                                  ----------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $       -           $       213
   Accounts receivable:
     Trade,  less allowance for doubtful
     accounts ($929 in 2001 and $1,131 in
     2000)                                                             10,256               7,873
     Other                                                                196                 264
                                                                  -------------       ------------
             Total accounts receivable                                 10,452               8,137
   Inventories                                                          3,431               3,052
   Prepaid expenses and other                                             980                 830
                                                                  -------------       ------------
             Total current assets                                      14,863              12,232
EQUIPMENT AND IMPROVEMENTS, Net                                        11,931               5,211
GOODWILL, net of accumulated amortization of $4,928 in
  2001 and $4,438 in 2000                                              11,674              12,291
OTHER ASSETS, net of accumulated amortization of $27 in
  2001 and $7 in 2000                                                     707                 290
                                                                  -------------       ------------
TOTAL ASSETS                                                      $    39,175         $    30,024
                                                                  =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks written in excess of bank balances                      $        57         $         -
   Line of credit                                                       3,165               3,724
   Accounts payable                                                     2,311               2,819
   Accrued expenses                                                     3,693               3,213
   Accrued restructuring costs                                              -                 160
   Current portion of long-term debt                                    2,241               1,579
   Current portion of capital leases                                      191                 221
                                                                  ------------       -------------
             Total current liabilities                                 11,658              11,716
LONG-TERM DEBT                                                          8,256               2,480
LONG-TERM PORTION OF CAPITAL LEASES                                       351                 418

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;  authorized shares,
    50,000;  none issued and outstanding                                    -                   -
   Common stock, $0.15 par value; authorized shares,
    14,400,000 in 2001 and 7,400,000 in 2000; issued
    and outstanding shares, 3,955,238 in 2001 and 3,858,966
    in 2000                                                               539                 526
   Additional paid-in capital                                          66,771              65,422
   Deferred stock-based compensation                                     (522)               (472)
   Accumulated deficit                                                (47,702)            (49,890)
   Treasury stock                                                        (176)               (176)
                                                                  -------------      --------------
             Total stockholders' equity                                18,910              15,410
                                                                  -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    39,175        $     30,024
                                                                  =============      ==============

                                                  MEDTOX SCIENTIFIC, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        2001            2000
                                                                   -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    2,188         $    1,255
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                     1,800              1,729
      Provision for losses on accounts receivable                         229                 93
      Gain on sale of equipment                                                              (35)
      Deferred compensation                                               139                 33
      Changes in operating assets and liabilities:
         Accounts receivable                                           (2,544)            (3,125)
         Inventories                                                     (379)            (1,287)
         Prepaid expenses and other current assets                       (150)               224
         Other assets                                                    (187)               (52)
         Accounts payable and accrued expenses                            (26)            (1,383)
         Accrued restructuring costs                                     (160)              (309)
                                                                   -------------    --------------
                Net cash provided by (used in) operating
                  activities                                              910             (2,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (7,795)            (3,100)
    Proceeds from sale of equipment                                                           35
    Payment for acquisition of business                                                      (75)
                                                                  -------------    ---------------
        Net cash used in investing activities                          (7,795)            (3,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks written in excess of bank balances                  57                368
    Net proceeds from sale of common stock                                294              4,949
    Net proceeds from legal settlement                                    628
    Net payments on revolving credit facility                            (559)            (1,068)
    Proceeds from long-term debt                                        7,400              3,653
    Principal payments on long-term debt                                 (976)            (2,288)
    Principal payments on capital leases                                 (172)              (193)
                                                                  ------------    ----------------
              Net cash provided by financing activities                  6,672             5,421
                                                                  -------------   ----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (213)              (576)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          213                576
                                                                  -------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $         -     $            -
                                                                  =============   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Non cash activities:
          Additions to capital leases                             $        75     $          301
           Acquisitions:
                 Fair value of assets acquired                                               252
                 Cash paid                                                                   (75)
                 Common stock issued                                                        (177)
                                                                                  ----------------
                                                                                  $            -
                                                                                  ================


    Cash paid for:
          Interest                                                        824                694

                             MEDTOX SCIENTIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2000 financial statements to conform with the 2001 presentations.

New Accounting Standard: In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. As of September 30, 2001 the Company had net goodwill and other intangible assets of approximately $11.7 million and $0.5 million, respectively. Amortization expense recorded during the three and nine months ended September 30, 2001 and September 30, 2000 was approximately $0.2 million, $0.7 million, $0.2 million, and $0.7 million, respectively.

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

Segment Information
(In thousands)

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                                  2001             2000             2001          2000
                                               -------------   ----------     -----------      ----------
Laboratory Services:
   Revenues                                   $  9,446          $  9,206        $  28,741      $   26,951
   Interest expense, net                           252               226              755             694
   Depreciation and amortization                   558               566            1,703           1,671
   Segment income (loss)                           288              (56)            1,135             648
   Segment assets                               34,660            27,937           34,660          27,937
   Expenditures for segment assets                 118             1,045            7,541           2,780

Product Sales:
   Revenues                                      3,135             2,367            8,007           5,614
   Interest expense, net                            11                19               36              57
   Depreciation and amortization                    35                22               97              58
   Segment income                                  502               533            1,053             607
   Segment assets                                4,515             3,830            4,515           3,830
   Expenditures for segment assets                  93                13              254             320

Total:
   Revenues                                     12,581            11,573           36,748          32,565
   Interest expense, net                           263               245              791             751
   Depreciation and amortization                   593               588            1,800           1,729
   Segment income                                  790               477            2,188           1,255
   Segment assets                               39,175            31,767           39,175          31,767
   Expenditures for segment assets                 211             1,058            7,795           3,100

NOTE D - INVENTORIES

Inventories consisted of the following:
(In thousands)
                             September 30,     December 31,
                                 2001             2000
                             --------------  --------------


Raw materials                $    1,112      $      910
Work in process                     507             322
Finished goods                      349             373
Supplies                          1,463           1,447
                             --------------- --------------
                             $    3,431      $    3,052
                             =============== ==============

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

The following components of the Company's rental activities were reported net in other income (expense) in the Consolidated Statement of Operations:
(In thousands)
                                      Three Months Ended   Nine Months Ended
                                       September 30, 2001  September 30, 2001
                                       ------------------- ------------------

Gross rental income                        $    407           $      877
Operating and administrative expenses          (270)                (566)
                                           ------------       -----------
Net rental income before intercompany
   elimination                                  137                  311
Elimination of intercompany rental
   income                                      (166)                (388)
                                           ------------      ------------
Net rental loss                            $    (29)        $        (77)
                                           ============      ============

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                     2001             2000              2001            2000
                                                -----------      -------------     ------------    ------------
Net income (A)                                  $         790    $         477     $      2,188    $      1,255
                                                =============    =============     ============    ============
Weighted average number of basic
    common shares outstanding (B)                   3,937,868        3,560,894        3,899,810       3,321,873
Dilutive effect of stock options and
    warrants computed based on the
    treasury stock method using average
    market price                                      351,800          256,801          231,169         211,499
                                                -------------    -------------     ------------    ------------
Weighted average number of diluted
    common shares outstanding (C)                   4,289,668        3,817,695        4,130,979       3,533,372
                                                =============    =============     ============    ============
Basic earnings per common share (A/B)           $        0.20    $        0.13     $       0.56    $       0.38
                                                =============    =============     ============    ============
Diluted earnings per common share (A/C)         $        0.18    $        0.12     $       0.53    $       0.36
                                                =============    =============     ============    ============

Options and warrants to purchase 14,795, 766,739, 679,754, and 679,754 shares of common stock were outstanding during the three and nine months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

Share and per share amounts for all periods presented above have been adjusted for the ten percent stock dividend authorized by the Company's Board of Directors on September 26, 2001, payable on November 9, 2001.

NOTE G - CONTINGENCIES

In March 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Plaintiff, The Methodist Medical Center of Illinois. The Plaintiff alleged that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. The Company had filed a cross claim against the other defendants in the litigation based on such defendants' contractual obligation to indemnify the Company against any damages, costs or expenses (including attorney fees) incurred by the Company, arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. The parties have reached an agreement to settle the case, whereby the Company paid $75,000 with a full release of all claims and a dismissal order entered in October 2001. The Company will voluntarily dismiss its indemnity claims against the co-defendants for reimbursement of the $75,000 paid, with the right of refiling the indemnification claim existing for one year. The Company will continue to pursue its right of indemnification for the $75,000 during the next year.

In January 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims between the parties regarding the transaction other then the Company's Section 16(b) claim against the former stockholder, Morgan Capital. The parties entered into this Stipulation along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 79,750 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital subsequently appealed the Federal District Court's decision to the Eighth Circuit Court of Appeals. On August 3, 2001 the Eighth Circuit Court of Appeals ruled in favor of the Company, affirming the District Court decision awarding the Company $675,000 plus post judgment interest. Pursuant to the Escrow Agreement, Morgan Capital paid the Company $715,000 in cash to satisfy the judgment. On November 1, 2001, Morgan Capital filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the judgment against it. The Company is unable to predict whether the Supreme Court will grant such review.

On October 26, 2000, Harry McCoy was replaced as Chairman and President of the Company but continued to receive payments as an employee under an employment agreement with the Company. In May 2001, Mr. McCoy commenced employment at Hamilton Thorne Biosciences, Inc. as its President. The Company and Mr. McCoy disputed the effect of the termination of his employment with the Company. In September 2001, the Company entered into an agreement with Mr. McCoy resolving these issues. The parties agreed to a mutual release of claims. McCoy resigned his position on the Board of Directors and agreed to serve as an ongoing consultant to the Company. In exchange, the Company agreed to provide McCoy with a lump sum payment of $250,000, and an additional amount of $250,000 in restricted common stock. In exchange for McCoy's ongoing consulting relationship, he will receive $35,000 annually over the next five years. The Company also advanced McCoy $102,500 in cash, subject to a five-year promissory note, representing the amount necessary for McCoy to exercise his previously held options to 44,000 shares of the Company's common stock.


NOTE H - SUBSEQUENT EVENTS

On September 26, 2001, the Company's Board of Directors authorized a ten percent stock dividend on the Company's common stock, which will be paid on November 9, 2001 to stockholders of record on October 26, 2001.

In October and November 2001, the Company received approximately $1.05 million from private placement of subordinated debt. The notes require payment of the principal amounts on September 30, 2004. Interest at 10% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equal to 50% of the face amount of the subordinated notes divided by an exercise price of $9.675 per share.

On October 24, 2001, the Company completed the acquisition of Leadtech Corporation, (Leadtech), a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients. For the year ended December 31, 2000, Leadtech had unaudited net revenue of approximately $1.8 million and unaudited earnings before interest, taxes, depreciation and amortization, adjusted for certain shareholder distributions, of $1.0 million. Operations at the Leadtech facility in New Jersey will cease within 90 days from the acquisition date, and all testing will be performed in the MEDTOX laboratory facility in St. Paul, Minnesota. The purchase price of $6.2 million consisted of $2.5 million in cash, the issuance of $2.5 million of the Company's common stock and $1.2 million of seller financing payable over 24 months. The initial cash payment of $2.5 million was funded primarily from proceeds received from private placement of subordinated debt in October 2001, net proceeds from the legal settlement with Morgan Capital LLC, and operating cash flows.

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

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. The factors that could affect our actual results include the following:

o        increased competition, including price competition

o general economic and business conditions, both nationally and internationally

o        changes in business strategy or development plans

o technological, evolving industry standards, or other problems that could delay the sale of our products

o our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others, or prevent others from infringing on our proprietary rights

o our inability to obtain sufficient financing to continue to expand o perations

o        changes in demand for products and services by our customers

o our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers

o        adverse results in litigation matters

o our inability to attract and retain experienced and qualified personnel

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

The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For the three and nine months ended September 30, 2001, Laboratory Services revenue accounted for 75% and 78%, respectively, of the Company's revenues, compared with 80% and 83% for the same periods in 2000. Revenue from Product Sales accounted for 25% and 22% of the total revenues of the Company for the three and nine months ended September 30, 2001, respectively, compared with 20% and 17% for the same periods in 2000.


Results of Operations

The Company achieved record revenues and net income for the three and nine-month periods ended September 30, 2001. Revenues for the third quarter of 2001 increased 9% over the third quarter of 2000, driven by sales of the PROFILE(R)-II Test System and the expanding VERDICT(R)-II product line. Selling, general, and administrative expenses in the third quarter of 2001 decreased as a percentage of sales to 28.5% from 32.3% in the same quarter in 2000, reflecting continued efforts taken to reduce operating costs. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                  Three Months Ended                     Nine Months Ended
                                                       September 30,                       September 30,
                                                  2001              2000              2001             2000
-------------------------------------------------------------------------------------------------------------
   Revenues                                      100.0%            100.0%            100.0%            100.0%
   Cost of revenues                               60.3              59.2              61.4              61.0
   Operating expenses:
     Selling, general, and administrative         28.5              32.3              27.7              30.3
     Research and development                      2.6               2.3               2.6               2.5
                                               ----------       -----------        ----------       ----------
                                                  31.1              34.6              30.3              32.8
   Other expense                                   2.3               2.1               2.3               2.3
                                               ----------       -----------        ----------       ----------
   Net income                                      6.3%              4.1%              6.0%              3.9%
                                               ==========       ===========        ==========       ==========


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

Revenues increased 9% to $12.6 million for the three months ended September 30, 2001, driven by a $0.8 million, or 32% increase in Product Sales revenues and a $0.2 million, or 3% increase in Laboratory Services revenues.

The Product Sales segment achieved higher revenues due to increased sales of substance abuse testing products, partially offset by a slight reduction in sales of contract manufacturing services and agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $0.8 million to $2.8 million in the third quarter of 2001. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 18 different configurations to detect from one to five drugs of abuse. In September 2001, the Company entered into new agreements with four additional states for the sale of its VERDICT(R)-II devices, with shipping of the product beginning in October 2001. The Company continues to develop new products for the detection of abused substances, including the PROFILE(R)-ER device. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company currently sells the PROFILE(R)-ER device through its direct sales force and has signed an agreement with a leading supplier of medical, surgical and laboratory supplies to distribute the PROFILE(R)-ER product line into the hospital market. The Company is also in discussions with other major buying groups and distributors that have expressed interest in the PROFILE(R)-ER device. In addition to the recent development of the PROFILE(R)-ER device, the Company currently anticipates the introduction of a significant enhancement to the existing PROFILE(R)-II device in the fourth quarter of 2001.

Product sales from agricultural diagnostic products decreased 59% to $34,000 primarily as a result of decreased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products decreased 5% to $324,000 due to decreased revenues from both historical customers and new customers.

The slight growth in Laboratory Services revenues was primarily due to a 2% increase in the number of laboratory tests performed. Sample volume from the Company's occupational health, wellness and esoteric testing clients increased 34% compared to the third quarter of 2000. The Company's research and development group continues to improve and add to the over 900 proprietary bio-analytical assays that have been developed. In the past, these tests have largely been marketed to hospitals, clinics and other laboratories. However, more recently, the Company has increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market. Despite the overall favorable sales trend within the Laboratory operations, the slowing economy and the impact of the tragic events occurring on September 11, 2001 caused testing volume from existing occupational health and corporate clients to be below expectations. However, this impact has been largely mitigated by the Company's continued success in acquiring new client relationships. The Company believes that the current lower testing volume from existing clients will continue to be offset by successful sales efforts to new clients.

Gross profit

Consolidated gross margin was 39.7% for the three months ended September 30, 2001 compared to 40.8% for the same period in 2000, reflecting a decline in Laboratory Services gross margin, partially offset by a slight improvement in Product Sales gross margin.

Laboratory Services gross margin was 29.0% for the three months ended September 30, 2001, down from 33.0% for the three months ended September 30, 2000. The decline in the gross margin was primarily attributable to higher specimen collection costs and increased employee health insurance costs.

Gross margin from Product Sales of 72.0% for the three months ended September 30, 2001 was up slightly from gross margin of 71.0% for the same period of 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.6 million, or 28.5% of revenues for the three months ended September 30, 2001, compared to $3.7 million or 32.3% of revenues in the same period of 2000. The decrease in the percentage of revenues and in absolute dollars primarily reflects the continued efforts taken to reduce overall operating costs.

Selling, general and administrative expenses were also positively impacted by the settlement in September 2001 of the dispute with Mr. McCoy regarding the effect of the termination of his employment with the Company. At the time of settlement, the Company had an accrual of approximately $450,000 for future payments of compensation pursuant to Mr. McCoy's employment contract. As a result of the agreement between the Company and Mr. McCoy (as discussed in Note G of Notes to Consolidated Financial Statements), the Company agreed to provide Mr. McCoy with a lump sum payment of $250,000. The remaining accrual of approximately $200,000 was reversed.

Other expense

Other expense consisted primarily of interest expense, which remained relatively stable. Other expense in the three months ended September 30, 2001 also included a loss of $29,000 from the Company's rental activities.

Net income

In the three months ended September 30, 2001, the Company recorded net income of $0.8 million compared to $0.5 million in the same period of 2000. This improvement was driven by a 9% increase in consolidated revenues and a reduction in selling, general, and administrative expenses.

Laboratory Services net income was $0.3 million for the three months ended September 30, 2001 compared to a loss of $56,000 during the same period of 2000. This improvement was primarily driven by the reduction in selling, general, and administrative expenses, reflecting efforts taken to reduce operating costs as well as the $200,000 accrual reversal related to the settlement with Mr. McCoy.

Product Sales net income of $0.5 million for the three months ended September 30, 2001 remained consistent with net income in the same period of 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues

Revenues increased 13% to $36.7 million for the nine months ended September 30, 2001, driven by a $2.4 million, or 43% increase in Product Sales revenues and a $1.8 million, or 7% increase in Laboratory Services revenues.

The Product Sales segment achieved higher revenues due to increased sales of substance abuse testing products, partially offset by a slight reduction in sales of contract manufacturing services and agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $2.7 million to $6.9 million in the first nine months of 2001. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II and VERDICT(R)-II. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 18 different configurations to detect from one to five drugs of abuse. In September 2001, the Company entered into new agreements with four additional states for the sale of its VERDICT(R)-II devices, with shipping of the product beginning in October 2001. The Company continues to develop new products for the detection of abused substances, including the PROFILE(R)-ER device. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company currently sells the PROFILE(R)-ER device through its direct sales force and has signed an agreement with a leading supplier of medical, surgical and laboratory supplies to distribute the PROFILE(R)-ER product line into the hospital market. The Company is also in discussions with other major buying groups and distributors that have expressed interest in the PROFILE(R)-ER device. In addition to the recent development of the PROFILE(R)-ER device, the Company currently anticipates the introduction of a significant enhancement to the existing PROFILE(R)-II device in the fourth quarter of 2001.

Product sales from agricultural diagnostic products decreased 27% to $0.3 million primarily as a result of decreased purchases by the USDA for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products decreased 16% to $0.8 million due to decreased revenues from both historical customers and new customers.

The slight growth in Laboratory Services revenues was primarily due to a 10% increase in the number of laboratory tests performed. Sample volume from the Company's occupational health, wellness and esoteric testing clients increased 38% compared to the first nine months of 2000. The Company's research and development group continues to improve and add to the over 900 proprietary bio-analytical assays that have been developed. In the past, these tests have largely been marketed to hospitals, clinics and other laboratories. However, more recently, the Company has increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market. Despite the overall favorable sales trend within the Laboratory operations, the slowing economy and the impact of the tragic events occurring on September 11, 2001 caused testing volume from existing occupational health and corporate clients to be below expectations. However, this impact has been largely mitigated by the Company's continued success in acquiring new client relationships. The Company believes that the current lower testing volume from existing clients will continue to be offset by successful sales efforts to new clients.

Gross profit

Consolidated gross margin was 38.6% for the nine months ended September 30, 2001 compared to 39.0% for the same period in 2000, reflecting a decline in Laboratory Services gross margin, partially offset by a slight improvement in Product Sales gross margin.

Laboratory Services gross margin was 31.5% for the nine months ended September 30, 2001, down from 34.0% for the same period in 2000. The decline in the gross margin was primarily attributable to higher specimen collection costs and increased employee health insurance costs.

Gross margin from Product Sales of 64.0% for the nine months ended September 30, 2001 was up slightly from gross margin of 63.3% for the same period of 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses were $10.2 million, or 27.7% of revenues for the first nine months of 2001, compared to $9.9 million or 30.3% of revenues in the same period of 2000. The decrease in the percentage of revenues primarily reflects efforts taken to reorganize the laboratory operations and reduce overall operating costs.

Selling, general and administrative expenses were also positively impacted by the settlement in September 2001 of the dispute with Mr. McCoy regarding the effect of the termination of his employment with the Company. At the time of settlement, the Company had an accrual of approximately $450,000 for future payments of compensation pursuant to Mr. McCoy's employment contract. As a result of the agreement between the Company and Mr. McCoy (as discussed in Note G of Notes to Consolidated Financial Statements), the Company agreed to provide Mr. McCoy with a lump sum payment of $250,000. The remaining accrual of approximately $200,000 was reversed.

The  increase  in  the   absolute   dollar   amount  of  selling,   general  and
administrative expenses was attributable to the higher revenue level in the first nine months of 2001.

Other expense

Other expense consisted primarily of interest expense, which remained relatively stable. Other expense in the nine months ended September 30, 2001 also included a loss of $77,000 from the Company's rental activities.

Net income

In the nine months ended September 30, 2001, the Company recorded net income of $2.2 million compared to $1.3 million in the same period of 2000. This improvement was driven by a 13% increase in consolidated revenues and a reduction in selling, general, and administrative expenses as a percentage of revenues.

Laboratory Services net income was $1.1 million for the nine months ended September 30, 2001 compared to $0.6 million during the same period of 2000. This improvement was primarily driven by the reduction in selling, general, and administrative expenses, reflecting efforts taken to reduce operating costs as well as the $200,000 accrual reversal related to the settlement with Mr. McCoy.

Product Sales net income of $1.1 million in the first nine months of 2001 compared to $0.6 million in the same period of 2000. This improvement was primarily attributable to the growth in sales and an improved gross margin.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank financing and the sale of equity securities.

Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2001 compared to net cash used in operating activities of

$2.9 million in the same period of 2000. The increase in cash used of $3.8 million was primarily due to an improvement in net income of $0.9 million and a reduction in inventory and accounts receivable trends. Inventory levels increased $0.4 million from December 31, 2000 to September 30, 2001 compared to an increase of $1.3 million from December 31, 1999 to September 30, 2000. The increase in inventory levels in the prior year period was attributable to an increase in forecasted sales for the fourth quarter of 2000. Accounts receivable increased $2.5 million from December 31, 2000 to September 30, 2001 compared to an increase of $3.1 million from December 31, 1999 to September 30, 2000, reflecting increased collection efforts in the current year in response to the slowing economy. The change in cash provided by operations was also affected by a reduction in accounts payable in the prior year period.

Net cash used in investing activities, consisting of capital expenditures, was $7.8 million for the nine months ended September 30, 2001, up from $3.1 million in the same period of 2000. In March of 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million. The mortgage loan has a term of ten years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten-year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is approximately $431,000 per year. See Note E of Notes to Consolidated Financial Statements.

Net cash provided by financing activities of $6.7 million in the first nine months of 2001 was principally associated with proceeds received under the mortgage loan discussed above and the Company's credit agreement for the purchase of capital equipment. In addition, in September 2001, the Company received net proceeds of $0.6 million as settlement in the Company's lawsuit against Morgan Capital LLC under Section 16(b) of the Securities Exchange Act of 1934. Net cash provided by financing activities of $5.4 million in the first nine months of 2000 primarily represented net proceeds of approximately $4.9 million from the Company's private equity placement during the third quarter of 2000.

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

The Company is relying on expected positive cash flow from operations, the revolving line of credit, and the capex note to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree, the inventory of the Company. As of September 30, 2001, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $3.2 million was borrowed, leaving a net availability of $2.8 million as of September 30, 2001.

In addition to the Company's present financing sources, in October and November 2001, the Company received approximately $1.05 million from private placement of subordinated debt. The notes require payment of the principal amounts on September 30, 2004. Interest at 10% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase a number of shares of common stock equal to 50% of the face amount of the subordinated notes divided by an exercise price of $9.675 per share.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2000 and through September 30, 2001, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

The Company had $575,000 of subordinated notes outstanding as of September 30, 2001 and December 31, 2000, at a fixed interest rate of 12% per annum. The Company also had capital leases at various fixed rates. In addition, at September 30, 2001, the Company had a $6.1 million mortgage loan payable to Principal Life Insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $6.6 million and $7.0 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of September 30, 2001 and December 31, 2000, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At September 30, 2001 and December 31, 2000, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note G

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The Annual Meeting of the stockholders of the Company was held on September 26, 2001. The following items were approved by a vote of the stockholders.

     1. The following individuals were elected to serve on the Board of Directors of the Company for three year terms or until their successors are duly elected and qualified: James W. Hansen and Brian P. Johnson.

     2. By a vote of 2,942,987 in favor and 290,214 against, the stockholders of the Company approved the amendment to Article FOURTH of the Company's Certificate of Incorporation to increase its number of authorized shares of Common Stock from 7,400,000 to 14,400,000 shares. 57,097 shares were abstained or did not vote.

During the quarter ended September 30, 2001, no other matters were submitted to a vote of securities holders.

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits:

               4.4 Form of 10% Subordinated Notes issued by the Registrant in October and November 2001 to raise an aggregate amount of $1.5 million in subordinate debt, all with a maturity of September 30, 2001.

               4.5 Form of Warrant accompanying the 10% Subordinated Notes issued in October and November 2001.

b.       Reports on Form 8-K:

          On August 14, 2001, the Company announced that on August 3, 2001, the United States Court of Appeals for the Eighth Circuit ruled in favor of MEDTOX in the Company's lawsuit against Morgan Capital LLC under
          Section 16 (b) of the Securities Exchange Act of 1934.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Signature              Title                               Date

/s/ Richard J. Braun    President, Chief Executive Officer,   November 14, 2001
---------------------   Chairman of the Board of Directors
Richard J. Braun        (Principal Executive Officer)

/s/ Kari L. Golembeck   Controller (Principal Accounting      November 14, 2001
---------------------   Officer)
Kari L. Golembeck