Form 10-K
period 2001-12-31
MEDTOX SCIENTIFIC INC
filed 2002-03-28
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value ("Common Stock"), held by non-affiliates of the Registrant is approximately $41,492,949 as of March 22, 2002, based upon a price of $9.90 which price is equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 22, 2002, was 4,353,939.

                             MEDTOX SCIENTIFIC, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                Table of Contents
ITEM NO.                                                              PAGE
--------                                                              -----
Part I

   1.    Business. . . . . . . . . . . . . . . . . . .                    4
   2.    Properties. . . . . . . . . . . . . . . . . .                   11
   3.    Legal Proceedings . . . . . . . . . . . . . .                   12
   4.    Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . .                   12

Part II

   5.    Market for the Registrant's Common Equity
          and Related Stockholder Matters. . . . . . .                   13
   6.    Selected Financial Data . . . . . . . . . . .                   14
   7.    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . .                   15
   7A.   Quantitative and Qualitative Disclosures About
          Market Risk . . . . . . . . . . . . . . . . .                  25
   8.    Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . .                   25
   9.    Changes in and Disagreements With
          Accountants on Accounting
          and Financial Disclosure . . . . . . . . . .                   25

Part III

   10.   Directors and Executive Officers . . . . . . . . .              26
   11.   Executive Compensation. . . . . . . . . . . . . .               26
   12.   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . .               26
   13.   Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . .             26

Part IV

   14.   Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K. . . . . . . . . . . . . .             27

Signatures. . . . . . . . . . . . . . . . . . .. . .                     35

                                     PART I

               Cautionary Statement Identifying Important Factors
             That Could Cause the Company's Actual Results to Differ
               From Those Projected in Forward-Looking Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward- looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward- looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.  BUSINESS.
-------  --------

         1.       General.

     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as "the Company". The Company is engaged primarily in two distinct, but very much related businesses. The business of manufacturing and distribution of diagnostic devices is carried on by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina and the business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota. For the year ended December 31, 2001, sales from the forensic and clinical laboratory services conducted by MEDTOX Laboratories, Inc. accounted for 77% of the Company's revenues. Revenue from the manufacture and distribution of diagnostic devices and other similar products, including some contract manufacturing conducted by MEDTOX Diagnostics, Inc. accounted for 23% of the total revenues of the Company for the year ended December 31, 2001.

2.       Principal Services, Products, and Markets.

         General. The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company's segments, see Note 4 of Notes to the Consolidated Financial Statements.

         Laboratory Services

                   A. Employment Drug Testing Laboratory Services. The primary source of revenues of the Company is the provision of laboratory testing services for the identification of drugs of abuse. These tests are conducted using methodologies such as various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry and high performance liquid chromatography with tandem mass spectrometry (LC/MS/MS). MEDTOX Laboratories, Inc. was one of the charter laboratories to be certified by the federal government to perform drug testing on employees covered by the Federal Workplace Drug Testing Guidelines. The Company pioneered security and chain of custody procedures, including sample bar coding and automated sample handling as well as stereospecific confirmation methods that assist in maintaining the integrity of the specimens and the confidentiality of the test results.

                  The Company's customers for substance abuse testing include public and private corporations. In addition to public and private corporations, substance abuse testing is also conducted on behalf of service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

                  B. Clinical Toxicology. The Company has a fully certified clinical toxicology reference laboratory specializing in esoteric therapeutic drug monitoring and emergency toxicology. The tests performed in the clinical laboratory are conducted using methodologies such as various immunoassays, gas liquid chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry. The Company performs analytical testing for a wide variety of drug classes s including: analgesic, antianxiety, anticholinergic, anticoagulant, anticonvulsant, antidepressant, antidiabetic, antiemetic, antihistamine, antiinflammatory, antimicrobial, antipsychotic, bronchodilator, cardiovascular, stimulant, decongestant, immunosuppressant, local anesthetic, muscle relaxant, narcotic analgesic, and sedative medications.

                  The Company's clients for this market consist of hospitals, clinics and other laboratories. Laboratory specimens are delivered to the Company from clients across the country by the Company's own couriers, contracted delivery services and commercial overnight couriers.

     C. Clinical Testing for the Pharmaceutical Industry. The Company provides laboratory testing for Phase 1-4 clinical trials including general laboratory services, assay development, bio-analytical and pharmacokinetic testing. These test are performed in the company's clinical laboratory and are conducted using methodologies such as immunoassays, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.

The Company's clients for this market are clinical trial sponsors and Clinical Research Organizations (CRO's).

     D. Heavy Metal, Trace Element, and Solvent Analyses. The Company operates a laboratory in which blood and urine are tested for heavy metals, trace elements, and solvents. The tests are performed using the methodologies such as flame and flameless atomic absorption, inductively coupled plasma-mass spectrometry, and gas chromatography.

                  The Company's clients for this market are other laboratories, occupational health clinics and companies which need to test patients or employees monitored for excess exposure to hazardous materials and pediatricians who need to test children for exposure to lead.

                  E. Logistics, Data, and Program Management Services. The Company also provides services in the areas of logistics management, data management, and program management. These services support the Company's underlying business of laboratory analysis and provide added value to its clients. Value-added services include courier services for medical specimen transportation, management programs for on-site drug testing, data collection and reporting services, coordination of specimen collection sites, and medical surveillance program management.

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

                  3.       Marketing and Sales.

                  The Company believes that the combined operations of the Laboratory Services business and the on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. The Company is in a position to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including (1) on-site tests for the detection of substance of abuse drugs; (2) SAMHSA (Substance Abuse Mental Health Services Administration) certified laboratory testing (screening and confirmation); (3) biological monitoring of occupational toxins; (4) consultation; and (5) logistic, data management and program management services.

                  The Company has expanded its sales effort in the pharmaceutical market by offering testing services for Phase 1-4 clinical trials and working with sponsors and CRO's on assay development and bio-analytical and pharmacokinetic studies. In addition, the Company has begun to market clinical chemistry testing services to clinics, hospitals and physician offices on a regional basis. With the acquisition of Leadtech in October 2001, the Company expanded its presence in the pediatric lead testing market.

                  Major Customers. The Company had no single customer whose sales amounted to more than 10% of consolidated revenues during the year ended December 31, 2001.

                  4.       New Products, Research and Development.

                  Laboratory Services. The research and development group for Laboratory Services develops new assays for new drugs and compounds, develops new assays for existing metabolites of drugs and other toxins, and improves existing assays with the goal of improving the assays' robustness, sensitivity, accuracy, precision, specificity, and cost. Numerous new laboratory-based assays were developed during 2001 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). The many new tests developed during 2001 expanded the Company's capabilities in the esoteric reference clinical toxicology market (providing sophisticated testing for hospitals and other reference laboratories), expanded the Company's capabilities and laboratory services in biological monitoring of toxins in the workplace, enhanced the Company's capabilities in clinical and workplace drugs of abuse testing, and also expanded the Company's capabilities in bioanalytical testing for pharmaceutical companies and clinical trials.

     Much of our new clinical toxicology test development efforts focused on newly marketed anticonvulsant and antidepressant drugs, further strengthening our expertise in neurological drug analysis. In 2001, the Company developed several sophisticated, multi-component assays utilizing state of the art LC/MS/MS technology which significantly enhances the analyses of these important therapeutic compounds. The growth of the pediatric lead testing volume required development of a more efficient analytical method to accommodate higher sample throughput. In 2001, the Company purchased a third tandem mass spectrometer (LC/MS/MS) to enhance current capabilities for drugs of abuse testing in urine and to provide the necessary technology to develop more sensitive assays for drugs of abuse in alternative matrices.

                  Product Sales. In July 2000, the Company filed a 510(k) with the FDA for an additional test strip that includes benzodiazepines, barbiturates, methadone and TCA (tricyclic antidepressants). The Company received pre-marketing approval for this strip in early 2001, incorporated this test strip with the PROFILE(R)-II test strip, and created the PROFILE(R)-II ER, a dual-window device that can test for nine substances in a single device. The PROFILE(R)-II ER is marketed primarily to hospital laboratories.

                  In 2001, the Company has brought a number of new products to market, including the seven-panel PROFILE(R)-II and the PROFILE(R)-II LFAS, a five-panel device with an "on-board" lateral flow adulteration strip. The adulteration strip tests for pH, specific gravity, gluteraldehyde, nitrites and a variety of oxidants.

                  The Company continues to develop new and innovative products and services while expanding the laboratory's test menu to meet the demands of both the drug testing and clinical markets.

                  Research and Development Expenses. The Company incurred costs of $1.3 million, $1.1 million and $0.8 million for research and development activities in 2001, 2000 and 1999, respectively.

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

                  Product Sales. The primary raw materials required for the immunoassay-based test kits produced by the Company consist of antibodies, antigens and other reagents, plastic molded devices, wicking materials, filter materials, absorbent materials, and packaging materials. The Company maintains an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. The Company possesses the technical capability to produce its own antibodies and antigens. It has initiated production of antibodies and antigens for certain tests. If the Company were to change certain raw materials used in a specific test, additional development, validation, and accompanying costs, may be required to adapt the alternate material to the specific diagnostic test.

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

                  The Company holds eight issued United States patents relating to on-site testing technology. Seven of these patents generally form the basis for the EZ-SCREEN(R) and one-step technologies, which include PROFILE(R)-II and VERDICT(R)-II products. The other patent relates to methods of utilizing whole blood as a sample medium on its immunoassay devices. Applications have also been made for additional patents.

                  Of the seven U.S. patents mentioned above which generally form the basis for the EZ-SCREEN(R) and one-step technologies, one expires in 2004, five expire in 2007, and one expires in 2010. The patent relating to the methods of utilizing whole blood as a sample medium expires in 2012.

                  There can be no guarantee that there will not be a challenge to the validity of one or more of the patents. In the event of such a challenge, the Company might be required to spend significant funds to defend its patents, and there can be no assurance that the Company would be successful in any such action.

                  General. The Company holds approximately 12 registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2003 to 2009. Applications have also been made for additional trade names.

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

         8.       Backlog.

                  Laboratory Services. There exists a delay in recognition of revenues when setting up new accounts for Laboratory Services. The time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the Company, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2001, the Company had several accounts which were in the process of being set up where revenues are not expected to be realized until 2002.

     Product Sales. At December 31, 2001, MEDTOX Diagnostics, Inc. did not have any significant backlog. The Company does not believe that sales backlog is a significant factor in the Product Sales segment of its business.

9.       Competition.

                  Laboratory Services. As of December 31, 2001 approximately 59 labs, including MEDTOX Laboratories, Inc. were certified by the Department of Health and Human Services as having met the standards for Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925). Competitors and potential competitors include forensic testing units of large clinical laboratories and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

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

     3. Centers for Medicare and Medicaid Services (CMS) formerly Health Care Financing Administration (HCFA). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN(R), PROFILE(R), PROFILE(R) II, VERDICT(R) and VERDICT(R) II drugs of abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP).

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

         12.      Employees.

                  As of December 31, 2001, the Company had a total of approximately 455 full-time employee equivalents as compared to approximately 453 full-time employee equivalents at December 31, 2000. Of the approximate 455 employees, 407 work at MEDTOX Laboratories, Inc. while the remaining 48 work at MEDTOX Diagnostics, Inc.

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

                  The operations for the Product Sales segment of the Company's business are located in Burlington, North Carolina where the Company maintains the offices, research and development laboratories, production operations, and warehouse for MEDTOX Diagnostics, Inc. Effective March 28, 2001, the Company entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. This facility has always been owned and leased to the Company by Dr. Samuel C. Powell, a member of the Board of Directors of the Company. In addition, under the lease the Company will have up to $600,000 to spend on tenant improvements of the building, which will then be amortized over the 10-year life of the lease as additional rent at an assumed annual interest rate of 9.5%. The Company believes it is renting this facility in Burlington on terms as favorable as those available from third parties for equivalent premises.

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

                  In January 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims between the parties regarding the transaction other then the Company's Section 16(b) claim against the former stockholder, Morgan Capital. The parties entered into this Stipulation along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 79,750 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital subsequently appealed the Federal District Court's decision to the Eighth Circuit Court of Appeals. On August 3, 2001 the Eighth Circuit Court of Appeals ruled in favor of the Company, affirming the District Court decision awarding the Company $675,000 plus post judgment interest. Pursuant to the Escrow Agreement, Morgan Capital paid the Company $715,000 in cash to satisfy the judgment. On November 1, 2001, Morgan Capital filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the judgment against it. On February 19, 2002, the Supreme Court denied Morgan Capital's petition.




ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
------   -------------------------------------------------

                  No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.


Common Stock

                  Since September 27, 1993, the Company's common stock has been listed on the American Stock Exchange and is currently trading under the symbol "TOX". As of March 22, 2002, the number of holders of record of the Common Stock was 2,645. The following tables set forth, for the calendar quarters indicated, the high and low closing price per share for the common stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the 10% stock dividend paid on November 9, 2001.

         2001:                                       High              Low
         -----                                       ----              ----
         First Quarter.........................   $   8.18       $     5.34
         Second Quarter........................      11.58             6.59
         Third Quarter.........................      13.96             8.36
         Fourth Quarter........................      15.75            10.36

         2000:
         First Quarter...........................   $ 9.21       $     7.39
         Second Quarter........................       9.21             6.36
         Third Quarter...........................    11.93             9.55
         Fourth Quarter.........................     11.14             5.34

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


Series A Preferred Stock

                  To help finance the acquisition of the predecessor to MEDTOX Laboratories, Inc. and provide working capital, the Company issued 407 shares of Series A preferred stock in January 1996. There were no shares of Series A Preferred Stock outstanding as of December 31, 2001.

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


(In thousands, except share and per share data)            2001         2000        1999         1998        1997
-------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Revenues                                            $  49,084    $  42,880    $  35,003    $  29,575   $  28,594
   Cost of revenues                                       29,637       27,847       22,749       20,360      17,888
   Selling, general, and administrative                   14,436       15,480        9,348        8,974       9,510
   Research and development                                1,292        1,123          834        1,153         965
   Restructuring costs                                       --            --         (164)         712        (397)
   Other expense                                           1,221          991          817          673         603
   Income (loss) from  operations applicable to         ---------    ---------    ---------    ---------   ---------
      common stockholders                              $   2,498    $  (2,561)   $   1,419    $  (2,297)  $      25
                                                       =========    ==========   =========    ==========  =========

   Basic earnings (loss) from operations per common
     share                                             $    0.62    $  (0.74)    $    0.44    $  (0.72)   $    0.01
                                                       =========    =========    =========    =========   =========
   Diluted earnings (loss) from operations per common
      share                                            $    0.60    $  (0.74)    $    0.43    $  (0.72)   $    0.01
                                                       =========    =========    =========    =========   =========

   Weighted average number of shares outstanding:
     Basic                                             4,001,772    3,456,847    3,192,296    3,182,739   2,823,663
     Diluted                                           4,194,683    3,456,847    3,283,618    3,182,739   2,823,663

BALANCE SHEET DATA:
   Total assets                                        $  44,156    $  30,024    $  26,271    $  24,600   $  24,881
   Long-term obligations                                  10,015        2,898        2,146        2,301         295
   Total stockholders' equity                             22,520       15,410       12,790       11,326      13,571

SEGMENT DATA:
   Net revenues:
     Laboratory Services                               $  37,990    $  34,797    $  31,012    $  27,070   $  25,899
     Product Sales                                        11,094        8,083        3,991        2,505       2,695
                                                       ---------    ---------    ---------    ----------  ---------
     Total net revenues                                $  49,084    $  42,880    $  35,003    $  29,575   $  28,594
                                                       =========    =========    =========    ==========  =========
   Segment income (loss):
     Laboratory Services                               $     759    $  (3,374)   $   1,440    $  (1,391)  $     430
     Product Sales                                         1,739          813          (21)        (906)       (405)
                                                       ---------    ---------    ----------   ----------  ----------
     Total segment income (loss)                       $   2,498    $  (2,561)   $   1,419    $  (2,297)  $      25
                                                       =========    ===========  =========    =========== =========
   Assets:
     Laboratory Services                               $  39,358    $  26,498    $  24,269    $  23,289   $  23,469
     Product Sales                                         4,798        3,526        2,002        1,311       1,412
                                                       ---------    ---------    ---------    ---------   ---------
     Total assets                                      $  44,156    $  30,024    $  26,271    $  24,600   $  24,881
                                                       =========    =========    =========    =========   ==========


All share and per share amounts have been restated for the 10% stock dividend paid on November 9, 2001.

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

         The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of point-of-collection (POC) screening devices for therapeutic drugs and drugs of abuse. For the years ended December 31, 2001, 2000, and 1999, Laboratory Services revenue accounted for 77%, 81% and 89% of the Company's revenues, respectively. Revenue from Product Sales accounted for 23%, 19% and 11% of the total revenues of the Company for the years ended December 31, 2001, 2000 and 1999, respectively.


Critical Accounting Policies

         The Company has identified the policies outlined below as critical to its business operations and an understanding of results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 on Form 10-K, beginning on page
41. Note that the preparation of this Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company's critical accounting policies are as follows:

Accounts Receivable:
         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's general expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company's consolidated trade accounts receivable balance as of December 31, 2001 was $8.4 million, net of allowance for doubtful accounts of $1.1 million.

Off-Site Supplies Inventory:
         Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services' customers to submit specimens for testing services. At December 31, 2001, off-site inventory was $0.8 million. The process for estimating off-site inventory involves significant assumptions and judgments. The estimate is based on the historical average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill:
         The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in operating results or cash flows, a decrease in demand for the Company's products or services, a change in the competitive environment, and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to recorded goodwill amounts; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of December 31, 2001, the Company determined that there has been no impairment of goodwill.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company will adopt SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, the Company will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with previous acquisitions. The Company recorded approximately $0.8 million of goodwill amortization during 2001 and would have recorded approximately $0.8 million of goodwill amortization during 2002. In lieu of amortization, the Company will be required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company is currently assessing, but has not yet determined, the impact the adoption of SFAS No. 142 will have on its consolidated financial statements. As of December 31, 2001, the Company had unamortized goodwill of $15.2 million.

Accounting for Income Taxes:
         As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company increases or decreases the valuation allowance in a period, the Company must include an expense or benefit within the tax provision in the consolidated statement of operations.

         Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2001, the Company has recorded a full valuation allowance of $13.9 million due to uncertainties related to the Company's ability to utilize the deferred tax assets, primarily consisting of certain net operating losses (NOL) carried forward, before they expire. The valuation allowance is based on management's estimate of taxable income (primarily determined from four-year cumulative historical results) and the period over which deferred tax assets will be recoverable. It is possible that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOL is utilized.


Results of Operations

         In 2001, the Company achieved record revenues and net income, driven by sales of the PROFILE(R) Test Systems and the expanding VERDICT(R)-II product line, and an increase in volume from specialty laboratory testing services. Gross margin improved due to the Company's continued focus on higher margin products and testing. Selling, general, and administrative expenses decreased as a percentage of sales reflecting continued efforts to reduce operating costs. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                            YEARS ENDED DECEMBER 31,
                                      2001              2000             1999
-------------------------------------------------------------------------------
 Revenues                            100.0%            100.0%           100.0%
 Cost of revenues                     60.4              65.0             65.0
                                    ---------        ----------       ---------
 Gross margin                         39.6              35.0             35.0
 Operating expenses:
    Selling, general, and
    administrative                    29.4              36.1             26.7
    Research and development           2.6               2.6              2.4
    Restructuring costs                  -                -              (0.5)
                                    -------------------------------------------
                                      32.0              38.7             28.6
 Other expense, primarily interest     2.5               2.3              2.3
                                    ----------       --------------------------
 Net income (loss)                     5.1%             (6.0)%            4.1%
                                     =======          =========         =======


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000


Revenues

         Revenues increased 14.5% to $ 49.1 million in 2001, driven by a $3.0 million, or 37% increase in Product Sales revenues and a $3.2 million, or 9.2% increase in Laboratory Services revenues.

         The growth in Laboratory Services was primarily due to a 30% increase in the Company's specialty laboratory services revenues. This increase is due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. The Company's research and development group continues to improve and add to the over 900 proprietary bio-analytical assays that have been developed. In the past, these tests have largely been marketed to hospitals, clinics and other laboratories. However, in 2001, the Company has increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market. Specimen volume growth from the occupational health and corporate clients was relatively flat in 2001. The slowing economy and the impact of the tragic events occurring on September 11, 2001 caused volume from existing occupational health and corporate clients to be below expectations. However, this impact has been largely mitigated by the Company's continued success in acquiring new client relationships and gaining market share. The Company believes that the current lower volume from existing clients will continue to be offset by successful sales efforts to new clients.

         The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products, partially offset by decreased sales of agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II, PROFILE(R)-ER and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $3.1 million to $9.4 million in 2001. This growth reflected the sales and marketing efforts for the Company's second-generation test kits, PROFILE(R)-II, PROFILE(R)-ER and VERDICT(R)-II. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The Company received FDA approval for its PROFILE(R)-ER device and for 10 configurations of its VERDICT(R)-II product in January 2001. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 16 different configurations to detect from one to seven drugs of abuse. The Company continues to develop new products in this area, including the PROFILE-IIA(R) device which was introduced in November 2001. The PROFILE-IIA(R) device screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants.

          Sales of contract manufacturing services, microbiological and associated products remained flat at $1.3 million in both 2001 and 2000. Product sales from agricultural diagnostic products decreased 25% to $0.4 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross profit

         Consolidated gross margin improved to 39.6% in 2001 compared to 35.0% in 2000, reflecting improvement in both Product Sales and Laboratory Services gross margins, as well as the continuing shift in our business mix toward Product Sales at significantly higher margins.

         Laboratory Services gross margin was 31.9% in 2001, up from 29.0% in 2000. This improvement is primarily due to improved efficiencies and the Company's continued focus on higher margin testing. Gross margin from Product Sales improved to 66.1% from 61.2% in 2000, driven by an increased mix of higher margin products and manufacturing efficiencies gained at the production facility.

Selling, general and administrative expenses

         Selling, general and administrative expenses were $14.4 million, or 29.4% of revenues in 2001, compared to $15.5 million, or 36.1% of revenues in 2000. The decrease in the percentage of revenues and in absolute dollars primarily reflects the continued efforts taken to reduce overall operating costs as well as the impact of charges incurred in the fourth quarter of 2000. (See discussion of Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 below.) This positive trend was offset slightly by the amortization of intangible assets associated with the Leadtech acquisition in October 2001, as well as expenses associated with operating the Leadtech facility in New Jersey prior to it being merged into the Company's existing laboratory facility in December 2001.

Research and development expenses

         Research and development expenses increased by $0.2 million, or 15.1%, in 2001, principally due to higher research and development expenses associated with new product development for on-site and other ancillary products in the Product Sales segment.

Other expense

         Other expense consisted primarily of interest expense, which increased by $0.1 million or 13.3% in 2001, reflecting higher average debt levels offset by lower interest rates. Other expense also included a loss of $98,000 from the Company's rental activities.

Net income (loss)

         In 2001, the Company recorded net income of $2.5 million compared to a net loss of $2.6 million in 2000, reflecting increased revenues and gross margins in both the Product Sales and Laboratory Services segments, and decreased selling, general and administrative expenses in the Laboratory Services segment.

         Laboratory Services reported net income of $0.8 million in 2001 compared to a net loss of $3.4 million in 2000. The increase was primarily driven by higher sample volume from the Company's specialty laboratory testing services, the Company's continued focus on higher margin testing, and a reduction in selling, general and administrative expenses.

         Product Sales net income was $1.7 million in 2001 compared to $0.8 million in 2000. This improvement was largely attributable to the growth in sales and an improved gross margin.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

         Revenues increased 23% to $ 42.9 million in 2000, compared to $35.0 million in 1999, driven by a $4.1 million, or 103% increase in Product Sales revenues and a $3.8 million, or 12% increase in Laboratory Services revenues. The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products and contract manufacturing services, partially offset by decreased sales of agricultural diagnostic products. The growth in Laboratory Services revenues was primarily due to a 7% increase in laboratory tests for employment drug testing services, partially offset by a 14% decline in the average price per testing specimen.

Gross profit

         Consolidated gross margin of 35.0% in 2000 remained flat compared to 1999, reflecting improvement in Product Sales gross margin, offset by a decline in Laboratory Services gross margin. Laboratory Services gross margin was 29.0% in 2000, down from 33.7% in 1999. The erosion of the gross margin was primarily attributable to a 14% decline in the average price per testing specimen. The drop in the average price per testing specimen stemmed from competitive market conditions, which restricted the average price that the Company could charge new customers. Gross margin was also impacted by an increase in the Company's employee health insurance costs. Gross margin from Product Sales improved from 45.5% to 61.2% in 2000, driven by an increased mix of higher margin products and manufacturing efficiencies gained at the production facility.

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

         The Company also incurred a charge of $0.6 million related to the reorganization of its laboratory operations. The charge primarily represented severance and other costs associated with certain management changes. Additionally, the Company recorded a $0.5 million charge to reserve for potential losses attributable to the Chapter 11 bankruptcy filings of two Laboratory Services customers. Both customers remain as clients, and subsequent to bankruptcy filings, are current on their obligations to the Company.

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

Interest expense

     Interest expense increased by $0.2 million, or 21%, in 2000, reflecting higher average debt levels and increasing interest rates.

Net (loss) income

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

         Product Sales net income was $0.8 million in 2000 compared to a net loss of $21,000 in 1999. This improvement was attributable to the growth in sales and an improved gross margin, which was driven by an increased mix of higher margin products and manufacturing efficiencies gained at the production facility.

Liquidity and Capital Resources

         The working capital requirements of the Company have been funded primarily by cash received from debt financing and the sale of equity securities. Cash and cash equivalents at December 31, 2001 were $0.1 million, compared to $0.2 million at December 31, 2000.

         Net cash provided by operating activities was $3.5 million in 2001 compared to net cash used in operating activities of $2.0 million in 2000. Net cash provided by operating activities was $0.7 million in 1999. The increase of $5.5 million in 2001 was primarily due to an improvement in operating results.

         Net cash used in investing activities was $10.9 million in 2001 compared to $3.4 million and $1.2 million in 2000 and 1999, respectively. In 2001, the Company's investing activities consisted of capital expenditures (primarily the building purchase discussed below) and cash paid for the acquisition of Leadtech.

         In March 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million. The mortgage loan has a term of ten years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten-year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 4 years to less then 1 year in duration. The current annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, is approximately $431,000 per year.

         In October 2001, the Company completed the acquisition of Leadtech, a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients. The purchase price of $6.1 million consisted of $2.5 million in cash, the issuance of $2.7 million of the Company's common stock and $0.9 million of seller financing payable over 24 months. The initial cash payment of $2.5 million was funded primarily from proceeds received from private placement of subordinated debt in October 2001, net proceeds from the legal settlement with Morgan Capital LLC, and operating cash flows.

          The Company expects equipment and capital improvement expenditures to be between $5.0 million and $6.0 million in 2002. These expenditures are intended primarily to continue to improve efficiencies and reduce operating costs within the Laboratory Services and Product Sales businesses. Such expenditures are expected to be funded through borrowings under the Company's credit facilities and cash provided by operating activities.

         Net cash provided by financing activities was $7.3 million in 2001, compared to $5.0 million and $1.0 million in 2000 and 1999, respectively. The increase was principally associated with proceeds received under the mortgage loan discussed above, the Company's credit agreement for the purchase of capital equipment, and the private placement of subordinated debt in October and November 2001(discussed below). In addition, in September 2001, the Company received net proceeds of $0.6 million as settlement in the Company's lawsuit against Morgan Capital LLC under Section 16(b) of the Securities Exchange Act of 1934. The increase in 2000 over 1999 was primarily due to proceeds of $4.9 million from the Company's private equity placement.

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

         The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of December 31, 2001, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

         The Company received a total of $1.05 million from private placements of subordinated debt and warrants in October and November 2001. The notes require payment of the principal amounts on September 30, 2004. Interest at 10% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 54,265 shares of common stock at $9.675 per share. The Company has determined the value of the warrants at the dates of issuance to be $281,000 based upon the Black-Scholes option pricing model. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued. The discount will be amortized to interest expense over the term of the debt. The effective interest rate of the subordinated debt including the warrants is 23.0%.

         The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable, and to a lesser degree, the inventory of the Company. As of December 31, 2001, the Company had total borrowing capacity of $5.5 million on its line of credit, of which $2.9 million was borrowed, leaving a net availability of $2.6 million.

         In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations through 2002. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2002, the Company believes that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding the operations of the Company for the long term.

Impact of Inflation and Changing Prices

         The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and has historically not been material to the Company's operations. In the future, the Company may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by refocusing the laboratory operations towards higher margin testing (including clinical and pharmaceutical trials) as well as emphasizing the marketing, sales and operations of the Product Sales business.

Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This Statement supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38. "Accounting for Preacquisition
Contingencies of Purchased Enterprises" and eliminates the pooling method of accounting for business acquisitions. This Statement requires all business combinations to be accounted for using the purchase method for all transactions initiated after June 30, 2001.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 is effective for the Company on January 1, 2002. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. As of December 31, 2001 the Company had net goodwill and other intangible assets of approximately $15.2 million and $2.6 million, respectively. Goodwill amortization expense was approximately $0.8 million for each of the years ended December 31, 2001, 2000 and 1999. Amortization expense of other intangible assets was approximately $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999 respectively.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2001, 2000 and 1999, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

         At December 31, 2001 the Company had $1.05 million and $100,000 of subordinated notes outstanding at fixed interest rates of 10% and 8.5%, respectively. In addition, at December 31, 2001, the Company had a $6.1 million mortgage loan payable to Principal Life insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. At December 31, 2000, the Company had $575,000 of subordinated notes outstanding at a fixed interest rate of 12%. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

         The Company had approximately $6.6 million and $7.0 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of December 31, 2001 and 2000. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At December 31, 2001 and 2000, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2001.

ITEM 11.          EXECUTIVE COMPENSATION.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2001.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2001.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  This information will be contained in the Definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2001.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.


a.       (i)      Financial Statements                                   Page
                  --------------------

                  Independent Auditors' Report .......................    36
                  Consolidated Balance Sheets at December
                    31, 2001 and 2000..................................   37
                  Consolidated Statements of Operations
                    for the Years Ended December 31,
                    2001, 2000 and 1999................................   38
                  Consolidated Statements of Stockholders'
                    Equity for the Years
                    Ended December 31, 2001,
                    2000 and 1999......................................   39
                  Consolidated Statements of Cash
                    Flows for the Years Ended
                    December 31, 2001, 2000 and 1999...........           40
                  Notes to Consolidated Financial
                    Statements.........................................   41

         (ii)     Consolidated Financial Statement Schedules

                  Schedule II - Valuation and
                    Qualifying Accounts ..............................   57

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

                  4.3 Form of Warrant accompanying the Stock Purchase Agreement dated July 31, 2000. (Incorporated by reference to Exhibit 4.3 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).

                  4.4 Form of 10% Subordinated Notes issued by the Registrant in October and November 2001 to raise an aggregate amount of $1.5 million in subordinate debt, all with a maturity of September 30, 2004. (Incorporated by reference to Exhibit 4.4 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30,
                         2001).

                  4.5 Form of Warrant accompanying the 10% Subordinated Notes issued in October and November 2001. (Incorporated by reference to Exhibit 4.5 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30,
                         2001).

                  4.6 Rights Agreement dated September 18, 1998 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Registrant's Report on Form 8-K dated September 21,
                         1998).

                  10.2 Registrant's Stock Option Plan (as amended and restated) (incorporated by reference to Exhibit 10.2 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 30, 1990).

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

               10.14Stock Purchase  Agreements dated as of July 19, 1991 between the Registrant and Walter O. Fredericks, Peter J. Heath, Samuel C. Powell, and James D. Skinner. (Incorporated by reference to Exhibit (a) filed with the Registrant's Form 10-Q for the quarter ended June 30, 1991).

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

                  10.22 Asset Purchase Agreement dated as of July 1, 1995 between the Registrant and MEDTOX Laboratories, Inc. (incorporated by reference to Exhibit 10.1 filed with the Registrant's Report on Form 8-K dated January 30,
                         1996).

                  10.23 Amendment Agreement dated as of January 2, 1996 between the Registrant and MEDTOX Laboratories, Inc. (incorporated by reference to Exhibit 10.2 filed with the Registrant's Report on Form 8-K dated January 30,
                         1996).

               10.24Assignment  Agreement  dated as of January 10, 1996  between and among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit 10.3 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

               10.25Amendment  Agreement  dated as of January 30, 1996 among the
                    Registrant,   MEDTOX  Laboratories,   Inc.  and  Psychiatric
                    Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.)

               10.26Loan and Security Agreement  (together with the Exhibits and
                    Schedules thereto) by and between the Registrant, Psychiatric Diagnostic Laboratories of America, Inc., diAGnostix, inc. and Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Report on form 8-K dated January 30,
                    1996).

               10.27Term  Note  A  executed  by  the   Registrant,   Psychiatric
                    Diagnostic Laboratories of America, Inc. and diAGnostix in favor of Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.5 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

               10.28Term  Note  B  executed  by  the   Registrant,   Psychiatric
                    Diagnostic Laboratories of America, Inc. and diAGnostix in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.6 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

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

               10.31Assignment for Security - Princeton (Trademarks) executed by
                    Princeton Diagnostic Laboratories of America, Inc. in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.9 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

               10.32Lease  Agreement  between  MEDTOX  Laboratories,   Inc.  and
                    Phoenix Home Life Mutual Ins. Co. dated April 1, 1992, and amendments thereto (incorporated by reference to Exhibit
                    10.10 filed with the Registrant's Report on Form 8-K dated January 30, 1996).

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

               10.45Employment  Agreement  dated  January  1, 2000  between  the
                    Registrant and Harry G. McCoy. (Incorporated by reference to
                    Exhibit 10.45 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 1999.)

               10.46Registrant's  Restated  Equity  Compensation  Plan dated May
                    10, 2000. (Incorporated by reference to exhibit 10.46 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 2000.)

               10.47Form of  Severance  Agreement  between  the  Registrant  and
                    James B. Lockhart, James A. Schoonover, B. Mitchell Owens, and Kevin J. Wiersma. (Incorporated by reference to exhibit
                    10.47 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 2000).

               10.48Purchase  and Sale  Agreement  dated  July  27,  2000 by and between the Registrant and NMRO, Inc. (Incorporated by reference to exhibit 10.48 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31,
                    2000).

               10.50Registration  Rights Agreement dated July 31, 2000 among the
                    Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. ("MJK"). (Incorporated by reference to exhibit 10.50 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 2000).

               10.51Stock  Purchase  Agreement  dated July 31, 2000  between the
                    Registrant and certain investors. (Incorporated by reference to exhibit 10.51 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 2000).

               10.52Purchase and Sale  Agreement  dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP. (Incorporated by reference to exhibit 10.52 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 2000).

               10.53Mortgage and Security  Agreement dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company. (Incorporated by reference to exhibit
                    10.53 filed with the Registrant's Report on form 10-K for the fiscal year ended December 31, 2000).

               10.54Secured  Promissory Note dated March 16, 2001 by and between
                    New Brighton Business Center LLC and Principal Life Insurance Company. (Incorporated by reference to exhibit
                    10.54 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).

               10.55Nova  Building  Lease  dated  March 28,  2001 by and between
                    Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.55 filed with the Registrant's Report on Form 10-Q for The quarter ended September 30, 2001.

               10.56Amendment No. 1 to Nova  Building  Lease dated April 1, 2001 by and  between  Samuel C.  Powell  and Karen G.  Powell and
                    MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.56 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001.

               10.57Amended and  Restated  Credit and Security  Agreement  dated
                    March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.57 filed with the Registrant's Report on form 10-Q for the quarter ended September 30, 2001).



b.       Reports on Form 8-K

                           On October 24, 2001, the Company issued a press
              release announcing the completion of an acquisition of a pediatric lead testing laboratory, Leadtech Corporation.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             MEDTOX SCIENTIFIC, INC.
                               Report on Form 10-K
                        For year ended December 31, 2001


               INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K


EXHIBIT #                DESCRIPTION OF EXHIBIT


  23                     Consent of Deloitte & Touche LLP

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of March 2002.

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

         Signature                     Title                         Date

/s/ Richard J. Braun       President, Chief Executive Officer,   March 28, 2002
Richard J. Braun           and Chairman of the Board of Directors
                           (Principal Executive Officer)

/s/ Kevin J. Wiersma       Vice President and Chief Operating    March 28, 2002
Kevin J. Wiersma           Officer (Principal Financial Officer)

/s/ Kari L. Golembeck      Controller (Principal Accounting      March 28, 2002
Kari L. Golembeck          Officer)

/s/ Samuel C. Powell       Director                              March 28, 2002
Samuel C. Powell, Ph.D.

/s/ Miles E. Efron         Director                              March 28, 2002
Miles E. Efron

/s/ James W. Hansen        Director                              March 28, 2002
James W. Hansen

/s/ Brian P. Johnson       Director                              March 28, 2002
Brian P. Johnson

/s/ Harry W. Alcorn, Jr.   Director                              March 28, 2002
Harry W. Alcorn, Jr. Ph.D.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
MEDTOX Scientific, Inc.

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index as Item 14.a.(ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
February 22, 2002

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(In thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                                            2001          2000
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $      67    $     213
   Accounts receivable:
     Trade, less allowance for doubtful accounts ($1,069 in 2001 and $1,131 in 2000)        8,439        7,873
     Other                                                                                    181          264
                                                                                        ---------    ---------
           Total accounts receivable                                                        8,620        8,137
   Inventories                                                                              3,897        3,052
   Prepaid expenses and other                                                               1,617          830
                                                                                        ---------    ---------
           Total current assets                                                            14,201       12,232

BUILDING, EQUIPMENT AND IMPROVEMENTS, net                                                  12,200        5,211

GOODWILL, net of accumulated amortization of $5,133 in 2001 and $4,438 in 2000             15,197       12,291

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $187 in 2001
    and $7 in 2000                                                                          2,213          290

OTHER ASSETS                                                                                  345           -
                                                                                        ---------     --------

TOTAL ASSETS                                                                            $  44,156    $  30,024
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                       $   2,914    $   3,724
   Accounts payable                                                                         2,914        2,819
   Accrued expenses                                                                         3,450        3,213
   Restructuring accrual                                                                       -           160
   Current portion of long-term debt                                                        2,120        1,579
   Current portion of capital leases                                                          223          221
                                                                                        ---------    ---------
           Total current liabilities                                                       11,621       11,716

LONG-TERM DEBT, net of current portion                                                      9,749        2,480

LONG-TERM PORTION OF CAPITAL LEASES, net of current portion                                   266          418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and
     outstanding                                                                                -            -
   Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
     outstanding shares, 4,315,211 in 2001 and 3,858,966 in 2000                              647          526
   Additional paid-in capital                                                              75,199       65,422
   Deferred stock-based compensation                                                         (463)        (472)
   Accumulated deficit                                                                    (52,584)     (49,890)
   Note receivable from related party                                                        (103)           -
   Treasury stock                                                                            (176)        (176)
                                                                                        ---------     --------
           Total stockholders' equity                                                      22,520       15,410
                                                                                        ---------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  44,156    $  30,024
                                                                                        =========    =========


See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF operations
YEARS ENDED december 31, 2001, 2000, AND 1999
(In thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                           2001             2000            1999
REVENUES:
   Laboratory service revenues                                        $     37,990    $     34,797     $     31,012
   Product sales                                                            11,094           8,083            3,991
                                                                      ------------    ------------     ------------
                                                                            49,084          42,880           35,003
COST OF REVENUES:
   Cost of services                                                         25,878          24,713           20,572
   Cost of sales                                                             3,759           3,134            2,177
                                                                      ------------    ------------     ------------
                                                                            29,637          27,847           22,749
                                                                      ------------    ------------     ------------

GROSS PROFIT                                                                19,447          15,033           12,254

OPERATING EXPENSES:
   Selling, general, and administrative                                     14,436          15,480            9,348
   Research and development                                                  1,292           1,123              834
   Restructuring costs                                                           -               -             (164)
                                                                      ------------    ------------     -------------
                                                                            15,728          16,603           10,018
                                                                      ------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                                3,719          (1,570)           2,236

OTHER INCOME (EXPENSE):
   Interest expense, net                                                    (1,123)           (991)            (817)
   Other expense, net                                                          (98)              -                -
                                                                      -------------   ------------     ------------
                                                                            (1,221)           (991)            (817)
                                                                      -------------   -------------    -------------

NET INCOME (LOSS)                                                     $      2,498    $     (2,561)    $      1,419
                                                                      ============    =============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                $       0.62    $     (0.74)     $       0.44
                                                                      ============    ============     ============

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING                                                    4,001,772       3,456,846        3,192,296
                                                                       ===========     ===========      ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE                              $       0.60    $     (0.74)     $       0.43
                                                                      ============    ============     ============

WEIGHTED AVERAGE NUMBER OF DILUTED
   COMMON SHARES OUTSTANDING                                             4,194,683       3,456,846        3,283,618
                                                                      ============    ============     ============


See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------

                                                                                                 Note
                                        Common Stock     Additional   Deferred                 Receivable
                                                  Par    Paid-in    Stock-Based  Accumulated  from Related  Treasury
                                       Shares    Value   Capital    Compensation   Deficit      Party       Stock      Total
BALANCE AT DECEMBER 31, 1998          2,899,669 $ 435   $ 59,815    $   -         $(48,748)    $   -       $ (176)   $ 11,326

   Issuance of common stock under
    employee stock plans                  2,241                6                                                            6
   Stock issued for settlement            2,500     1          9                                                           10
   Value of warrants issued                                   29                                                           29
   Net income                                                                        1,419                              1,419
                                      ---------- ------ ---------   ------------   -------     ---------  ---------  ---------

BALANCE AT DECEMBER 31, 1999          2,904,410   436     59,859        -          (47,329)        -         (176)     12,790

   Issuance of common stock
     under employee stock plans          37,660     5        47                                                            52
   Private placement of common stock
    (net of offering costs of
     $0.6 million)                      550,000    83     4,795                                                         4,878
   Stock issued in connection
     with acquisition                    15,152     2       175                                                           177
   Exercise of stock options                929               5                                                             5
   Deferred stock-based compensation                        541        (541)                                                -
   Amortization of deferred compensation                                 69                                                69
   Net loss                                                                         (2,561)                            (2,561)
                                        -------   -----   -------      -----      -----------   --------     --------  --------

BALANCE AT DECEMBER 31, 2000          3,508,151    526   65,422        (472)       (49,890)        -           (176)   15,410

   Issuance of common stock under
     employee stock plans                18,853      3      125                                                           128
   Stock issued in connection with
     acquisition                        206,994     31    2,627                                                         2,658
   Settlement of lawsuit                                    628                                                           628
   Value of warrants issued                                 281                                                           281
   Note receivable from former Director                                                          (103)                   (103)
   Exercise of stock options            127,419     19      566                                                           585
   Deferred stock-based compensation     67,619     10      416        (174)                                              252
   Amortization of deferred compensation                                183                                               183
   Issuance of 10% stock dividend       386,175     58    5,134                     (5,192)                                 -
   Net income                                                                        2,498                              2,498
                                      ----------  ------  ------     -------     ----------     ------      -------   -------
BALANCE AT DECEMBER 31, 2001          4,315,211  $ 647  $75,199      $ (463)     $ (52,584)     $(103)      $ (176)   $22,520
                                      ==========  ====== =======     =======     ==========     ======      =======   =======


See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(In thousands)

                                                                                   2001         2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $  2,498     $ (2,561)    $   1,419
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                 2,595        2,420         2,124
     Provision for losses on accounts receivable                                     384          879           229
     Gain on sale of equipment                                                         1          (35)           -
     Deferred compensation                                                           183           69            -
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (422)      (1,909)       (1,348)
       Inventories                                                                  (845)      (1,256)         (689)
       Prepaid expenses and other current assets                                     (87)         (15)         (291)
       Other assets                                                                 (508)         (54)           -
       Accounts payable and accrued expenses                                        (138)         796           (19)
       Restructuring accruals                                                       (160)        (309)         (687)
                                                                                ---------    ---------    ----------
           Net cash provided by (used in) operating activities                     3,501       (1,975)          738

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of building, equipment and improvements                               (8,459)      (3,353)       (1,119)
   Proceeds from sale of equipment                                                     1           35            -
   Payment for acquisition of business, net of cash acquired                      (2,473)         (75)           -
                                                                                ---------    ----------   ---------
           Net cash used in investing activities                                 (10,931)      (3,393)       (1,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in checks in excess of bank balances                                       -            -          (142)
   Net proceeds from sale of common stock                                            595        4,935             6
   Net proceeds from legal settlement                                                628            -             -
   Net (payments) proceeds on revolving credit facility                             (810)        (483)        1,113
   Proceeds from long-term debt                                                    9,010        4,479         1,521
   Principal payments on long-term debt                                           (1,930)      (3,669)       (1,472)
   Principal payments on capital leases                                             (225)        (257)         (107)
   Other                                                                              16            -            38
                                                                                --------     --------     ---------
           Net cash provided by financing activities                               7,284        5,005           957
                                                                                --------     --------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (146)        (363)          576

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       213          576            -
                                                                                ----------   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $     67     $    213     $     576
                                                                                =========    ========     =========

SUPPLEMENTAL NONCASH ACTIVITIES:
   Additions to capital leases                                                  $     75     $    557     $     101
   Note receivable for exercise of stock options                                     103            -             -
   Acquisitions:
           Fair value of assets acquired                                           6,088          252
           Cash paid                                                              (2,473)         (75)
           Note payable                                                             (957)           -
           Common stock issued                                                    (2,658)        (177)
                                                                                ---------    ---------
                                                                                 $     -            -
                                                                                ========     =========

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.      Summary of significant accounting policies

        The Company - The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics), and New Brighton Business Center LLC (NBBC), (collectively referred to as the Company).

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

        NBBC conducts the Company's building rental activities. The operations of NBBC are shown in the statements of operations as "other expense."

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

        Intangible Assets - Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method and is amortized on a straight-line basis over 20 years for acquisitions prior to July 1, 2001. Customer lists are amortized on a straight-line basis over the expected periods to be benefited or amortized based upon projected cash flows. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that an asset will not be recoverable, as determined based on the undiscounted cash flows to be generated by the asset over the remaining amortization period, the Company's carrying value of the asset is reduced by the estimated shortfall of discounted cash flows. Based on the Company's analysis of future cash flows, the carrying value of goodwill and customer lists appeared recoverable as of December 31, 2001 and 2000.

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

        Revenue Recognition - Revenues from Laboratory Services are recognized as earned at such time as the Company has completed services. The Company's services are considered to be complete when it has performed the applicable laboratory testing services and the results have been sent to the Company's customers or posted to the Company's secure website. Revenues from Product Sales are recognized FOB shipping point. When shipment occurs, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

        Freight charges to customers are included in product sales and freight costs are included in cost of sales.

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

        Earnings (Loss) per Common Share - Basic earnings (loss) per common share equals net earnings (loss) divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share equals net earnings (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net earnings per common share. Common stock equivalents are not considered in periods with a net loss as the effect would be anti-dilutive.

        Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2001 and 2000. The fair value of the Company's debt was estimated using interest rates that are representative of debt with similar terms and maturities.

       Concentrations of Credit Risk - Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2001, 2000, or 1999.

       Stock-Based Compensation - Statement of Financial Accounting Standards
       (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the alternative of continued use of Accounting Principles Board Opinion
       (APBO) No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

        Comprehensive Earnings (Loss) - Comprehensive earnings (loss) is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings (loss), certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2001, 2000 and 1999, comprehensive earnings (loss) for the Company were equivalent to net earnings (loss) as reported.

        Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

          New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This Statement supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38. "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates the pooling method of accounting for business acquisitions. This Statement requires all business combinations to be accounted for using the purchase method for all transactions initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 is effective for the Company on January 1, 2002. In accordance with this statement, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. As of December 31, 2001 the Company had net goodwill and other intangible assets of approximately $15.2 million and $2.6 million, respectively. Goodwill amortization expense was approximately $0.8 million for each of the years ended December 31, 2001, 2000 and 1999. Amortization expense of other intangible assets was approximately $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999 respectively.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

        Reclassifications - Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform with the 2001 presentation. These reclassifications had no effect on net earnings
        (loss) or total stockholders' equity as previously reported.

2.       ACQUISITIONS

       In October 2001, the Company completed the acquisition of Leadtech Corporation, (Leadtech), a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients. For the year ended December 31, 2000, Leadtech had unaudited net revenue of approximately $1.8 million and unaudited earnings before interest, taxes, depreciation and amortization, adjusted for certain shareholder distributions, of $1.0 million. Operations at the Leadtech facility in New Jersey were merged into the MEDTOX laboratory facility in St. Paul, Minnesota in December 2001. The purchase price of $6.1 million consisted of $2.5 million in cash, the issuance of 227,693 shares of the Company's common stock valued at $2.7 million, and $0.9 million of seller financing payable over 24 months. The value of the 227,693 shares issued was determined based on the average market price of the Company's common stock over the two-day period before and after the number of shares issuable became fixed and determinable.

       The following table summarizes the fair value of the Leadtech assets acquired:

       (In thousands)

       Goodwill                         $  3,727
       Customer list                       2,141
       Non-compete agreement                 250
                                        --------
                                        $  6,118


       In accordance with SFAS No. 142, the goodwill will be assessed for impairment annually and will not be amortized, the customer list will be amortized over a ten-year period based upon projected cash flows, and the non-compete agreement will be amortized on a straight-line basis over a two-year period. Goodwill is not expected to be tax deductible.

       The following unaudited pro forma information presents a summary of combined results of operations of the Company and Leadtech as if the acquisition had occurred on January 1, 2000, along with certain pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt and the stock issued to purchase Leadtech. The pro forma results were derived using Leadtech's unaudited results. The pro forma information also does not attempt to show how we would actually have performed on a combined basis had the companies been combined throughout these periods. The following pro forma information, therefore, although helpful in illustrating the financial characteristics of our combined company under one set of assumptions, does not attempt to predict or suggest future results:

       (In thousands, except share and per share data)

                                               Nine months ended    Year ended
                                                 Sept. 30, 2001   Dec. 31, 2000
       --------------------------

       Net sales                                 $   38,304       $    44,721
       Net earnings (loss)                            1,851            (3,175)
       Net earnings (loss) per share:
         Basic                                   $     0.45       $    (0.86)
         Diluted                                       0.42            (0.86)
       Weighted average shares outstanding:
         Basic                                    4,127,503         3,684,539
         Diluted                                  4,358,672         3,684,539

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

       (In thousands)

       Equipment                         $      9
       Non-compete agreement                   21
       Customer lists                         222
                                         --------
                                         $    252

       The Company is depreciating/amortizing the equipment, non-compete agreement, and customer lists on a straight-line basis over periods of five, three, and twenty years, respectively. Pro forma results related to the NMRO acquisition are not material to the financial condition or results of operations of the Company.

3.     RELATED PARTY TRANSACTIONS

       In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. Of this amount, $290,000 was received from an officer and two directors of the Company (see Note 7).

       In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. This facility has always been owned and leased to the Company by a director of the Company. In addition, under the lease the Company will have up to $600,000 to spend on tenant improvements of the building, which will then be amortized over the 10-year life of the lease as additional rent at an assumed annual interest rate of 9.5%. The Company believes it is renting this facility in Burlington on terms as favorable as those available from third parties for equivalent premises.

       In October 2000, Harry McCoy was replaced as Chairman and President of the Company but continued to receive payments as an employee under an employment agreement with the Company. At that time, the Company recorded $600,000 as the estimated amount payable to Mr. McCoy under the employment agreement. The Company and Mr. McCoy disputed the effect of the termination of his employment with the Company. In September 2001, the Company entered into an agreement with Mr. McCoy resolving these issues. The parties agreed to a mutual release of claims. Mr. McCoy resigned his position on the Board of Directors and agreed to serve as an ongoing consultant to the Company. In exchange, the Company agreed to provide Mr. McCoy with a lump sum payment of $250,000, and an additional amount of $250,000 in restricted common stock. In exchange for McCoy's ongoing consulting relationship, he will receive $35,000 annually over the next five years. The Company also advanced Mr. McCoy $102,500 in cash, subject to a five-year promissory note, representing the amount necessary for Mr. McCoy to exercise his previously held options to 44,000 shares of the Company's common stock.

4.     SEGMENTS

        The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. Services provided include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. Providing revenues from external customers for each group of services within the Laboratory Services segment is impracticable. The Product Sales segment consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, EZ-SCREEN(R), and VERDICT(R)-II.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

        In evaluating financial performance, management focuses on income before income tax benefit as a segment's measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

        Segment Information
        (In thousands)
                                                  Laboratory Services     Product Sales         Total
        2001:
          Revenues                                    $   37,990            $   11,094       $   49,084
          Interest expense                                 1,075                    48            1,123
          Depreciation and amortization                    2,459                   136            2,595
          Segment income                                     759                 1,739            2,498
          Segment assets                                  39,358                 4,798           44,156
          Expenditures for segment assets                  8,108                   351            8,459






                                                   Laboratory Services    Product Sales   Total
        2000:
          Revenues                                  $     34,797        $   8,083     $   42,880
          Interest expense                                   917               74            991
          Depreciation and amortization                    2,329               91          2,420
          Segment (loss) income                           (3,374)             813         (2,561)
          Segment assets                                  26,498            3,526         30,024
          Expenditures for segment assets                  2,892              461          3,353

        1999:
          Revenues                                        31,012            3,991         35,003
          Interest expense                                   752               65            817
          Depreciation and amortization                    2,042               82          2,124
          Segment income (loss)                            1,440              (21)         1,419
          Segment assets                                  24,269            2,002         26,271
          Expenditures for segment assets                  1,025               94          1,119

        The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

        (In thousands)
                                                2001         2000        1999

        Substance abuse testing products    $    9,427    $   6,339   $   2,471
        Contract manufacturing services          1,318        1,278         972
        Agricultural diagnostic products           349          466         548
                                            ----------    ---------   ---------
                                            $   11,094    $   8,083   $   3,991
                                            ==========    =========   =========

5.       INVENTORIES

       Inventories consisted of the following at December 31:
        (In thousands)
                                                       2001            2000

        Raw materials                               $  1,570         $    910
        Work in process                                  414              322
        Finished goods                                   460              373
        Supplies, including off-site inventory         1,453            1,447
                                                    --------         --------
                                                    $  3,897         $  3,052
                                                    ========         ========

6.     BUILDING, EQUIPMENT AND IMPROVEMENTS

       Building, equipment and improvements consisted of the following at December 31:
        (In thousands)
                                                  2001             2000

        Furniture and equipment              $   13,645       $   12,222
        Building                                  6,886
        Leasehold improvements                    1,836            1,566
                                              ---------        ---------
                                                 22,367           13,788
        Less accumulated depreciation           (10,167)         (8,577)
                                              ----------       ---------
                                             $   12,200       $    5,211
                                             ===========      ============

        Depreciation expense was $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7.      DEBT

        Long-term debt consisted of the following at December 31:
       (In thousands)
                                                                                           2001             2000
        Term loan, due March 2003, 6.0% at December 31, 2001                            $   1,858         $  2,412
        Capex note, due March 2003, 6.0% at December 31, 2001                               1,853              841
        Subordinated notes, due December 2002, 8.5% at December 31, 2001                      100              556
        Subordinated notes, due September 2004, 10.0% at December 31, 2001
          (discount is based on imputed  interest rate of 23.0%)                              786
        Non-interest bearing promissory notes issued in connection with acquisition, due October 2003 (discount is based on imputed
           interest rate of 23.0%)                                                            874
        Mortgage loan, due April 2011, 7.23% at December 31, 2001                           6,105
        Various vehicle loans, due from October 2002 through April 2006,
          0.0% to 10.3%                                                                       293              250
                                                                                        ---------        ---------
                                                                                           11,869            4,059
        Less current portion                                                              (2,120)           (1,579)
                                                                                        ---------        ----------
                                                                                        $   9,749        $   2,480
                                                                                        =========        =========


        Long-term debt maturities at December 31, 2001 were as follows:

         2002                                         $   2,120
         2003                                             3,144
         2004                                             1,005
         2005                                               217
         2006 and thereafter                              5,383
                                                      ---------
                                                        $11,869

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

        At December 31, 2001, $2.9 million was outstanding under the revolving line of credit, and $2.6 million was available to be advanced under the borrowing base formula. The Wells Fargo Credit Agreement is secured by virtually all of the Company's assets, including equipment, general intangibles, inventories, and receivables. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 6.8%, 9.5% and 8.5% for the years ended December 31, 2001, 2000, and 1999, respectively.

        The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of December 31, 2001, the Company was in compliance with the provisions of the financial covenants of the Wells Fargo Credit Agreement.

       Subordinated Debt - In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. The notes require payment of the principal amounts on September 30, 2004. Interest at 10% per annum is paid semi-annually on June 30 and December
       31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 54,265 shares of common stock at $9.675 per share. The Company has determined the value of the warrants at the dates of issuance to be $281,000 based upon the Black-Scholes option-pricing model. The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued. The effective interest rate of the subordinated debt including the warrants is 23.0%.

       The Company received a total of $575,000 from private placements of subordinated debt and warrants from 1998 through 1999. The notes require payment of the principal amounts on December 31, 2001. Interest at 12% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 49,144 shares of common stock at $2.925 per share. At December 31, 2001, the Company had repaid $475,000 of the principal amount of the notes. The remaining $100,000 was renewed at 8.5% interest per annum paid semi-annually and requires payment of the principal amount on December 31, 2002.

        Cash paid for interest for all outstanding debt was $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8.      STOCKHOLDERS' EQUITY

        On September 26, 2001, the Board of Directors declared a 10% stock dividend on the Company's common stock, which was paid on November 9, 2001 to stockholders of record on October 26, 2001. The dividend was charged to retained earnings in the amount of $5.2 million, which was based on the fair value of the Company's common stock. Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the 10% stock dividend.

        The Board of Directors declared a one-for-twenty reverse stock split effective February 24, 1999. Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the reverse split.

       In July and August 2000, the Company completed a private equity placement through the sale, exclusively to accredited investors, of 611,111 units at an aggregate price of $5.5 million, or $9.00 per unit, resulting in net proceeds of approximately $4.9 million after deducting agents' commissions of $0.6 million and other expenses. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $11.25. In connection with the private placement, the Company also issued warrants to the placement agent to purchase 61,111 shares of common stock at an exercise price of $11.25 per share. The warrants are currently exercisable and expire five years from the date of issuance.

       At December 31, 2001, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants are as follows:

                                                                      Number of
                                 Exercise Price        Period           Shares
                                    Per Share        Exercisable       Reserved


        Private equity placement    $  11.25      July 31, 2000 to     550,000
                                                    July 30, 2005

        Private equity placement    $  11.25     August 31, 2000 to    122,222
                                                   August 30, 2005

        Subordinated notes 10%      $   9.68    September 20, 2002 to   54,265
                                                 September 30, 2004


        In addition, at December 31, 2001, 154,679 shares of common stock were reserved for future issuances under the stock option plans discussed in
        Note 9.

        In September 1998, the Company's Board of Directors declared a dividend of one preferred share purchase right for each common share then outstanding. The Rights were distributed pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock..

9.       STOCK OPTION AND PURCHASE PLANS

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


        The following table summarizes information about stock options outstanding at December 31, 2001:
                                                          Plan Options Outstanding
                                                 -------------------------------------------
                                                                    1993            Non-       Weighted
                                                                   Equity         employee      Average
                                                 1983 ISO       Compensation      Director     Exercise
                                                   Plan             Plan            Plan         Price
       Balance at December 31, 1998               6,030            81,121         10,187        $12.99

         Granted                                                  243,642          1,636          3.05
         Canceled                                  (564)           (5,147)                        3.08
                                                  ------          --------       ---------
       Balance at December 31, 1999               5,466           319,616         11,822          6.41

         Granted                                                  133,333                         9.64
         Exercised                                                 (1,032)                        4.89
         Canceled                                  (250)                            (741)        65.68
                                                --------          --------        -------
       Balance at December 31, 2000               5,216           451,917         11,081          7.24

         Granted                                                  113,056                         7.29
         Exercised                                                (77,013)                        4.37
         Canceled                                (2,236)          (56,069)                       11.42
                                                 -------        ----------       --------

       Balance at December 31, 2001               2,980           431,891         11,081       $  7.20
                                                ========        ==========       =========



                                                           Plan Options Outstanding           Options Exercisable
                                                  ---------------------------------------   ----------------------
                                                                                Weighted
                                                                   Weighted      Average                  Weighted
                                                                    Average     Remaining                  Average
           Range of                                 Number         Exercise    Contractual    Number      Exercise
        Exercise Prices                           Outstanding        Price        Life      Exercisable     Price
         $2.31 - $2.48                               152,779       $   2.35        7.2        144,598      $  2.35
         $3.41 - $7.02                               134,712           6.85        8.8         53,388         6.68
         $7.43 - $7.88                                80,840           7.81        6.7         71,746         7.84
       $10.86 - $138.42                               77,621          16.72        8.2         32,899        24.44
                                                    --------                                  -------
                                                     445,952           7.20        7.8        302,631         6.82
                                                    ========                                  =======


        Nonqualified Stock Options - At December 31, 2001, 2000 and 1999, the Company had 111,112, 122,490 and 124,342, respectively, of nonqualified stock options outstanding to certain current and former officers of the Company. The weighted average exercise price of nonqualified stock options outstanding was $7.88, $7.88 and $8.76, at December 31, 2001, 2000, and 1999, respectively. The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

        Restricted Stock Awards- Restricted stock awards are issued to certain key employees as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. Owners of restricted stock awards have the rights of shareowners, including the right to vote. The Company awarded 44,550 and 60,775 restricted shares in 2001 and 2000, respectively, to certain key employees with a restriction period of three years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in capital. Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to $183,000 and $69,000 in 2001 and 2000, respectively. Restricted stock awards outstanding totaled 88,550 and 60,775 at December 31, 2001 and 2000, respectively, with a weighted average grant date fair value of $8.00 and $8.81 in 2001 and 2000, respectively.

        Qualified Employee Stock Purchase Plan - The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 165,000. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan. Shares issued under the Purchase Plan were 20,738, 8,473, and 2,658 during the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, 110,626 shares of common stock were available for issuance under the Purchase Plan.

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

        (In thousands, except per share data)
                                                                2001           2000           1999
         Net income (loss) ..............   As reported     $   2,498     $  (2,561)       $   1,419
                                            Pro forma           2,000        (2,976)             987

        Basic earnings (loss) per share..   As reported     $    0.62     $   (0.74)       $    0.44
                                            Pro forma            0.50         (0.85)            0.31

        Diluted earnings (loss) per share.  As reported     $    0.60     $   (0.74)       $    0.43
                                            Pro forma            0.48         (0.85)            0.30



     The fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:
                                      2001           2000          1999

       Expected life (years)            4              5              5
       Interest rate                    4.0%          5.75%         5.875%
       Volatility                     123.6%          61.4%          61.9%
       Dividend yield                     0%             0%             0%

        The weighted average fair value of options granted in 2001, 2000, and 1998, using the above assumptions, was $5.83, $5.55, and $1.77 and per share, respectively.

10.      EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per common share:



        (Dollars in thousands, except per share amounts)
                                                                         2001              2000            1999
        Net income (loss) (A)                                     $        2,498    $      (2,561)   $        1,419
                                                                  ==============    ==============   ==============
        Weighted average number of basic common
         shares outstanding (B)                                        4,001,772        3,456,846         3,192,296
        Dilutive effect of stock options and warrants
         computed based on the treasury stock method
         using average market price                                      192,911                             91,322
                                                                  --------------    -------------    --------------
        Weighted average number of diluted
         common shares outstanding (C)                                 4,194,683        3,456,846         3,283,618
                                                                  ==============    =============    ==============
        Basic earnings (loss) per common share (A/B)              $        0.62     $      (0.74)    $        0.44
                                                                  =============     =============    =============
        Diluted earnings (loss) per common share (A/C)            $        0.60     $      (0.74)    $        0.43
                                                                  =============     =============    =============

        Options and warrants to purchase 752,873 and 279,117 shares of common stock were outstanding during 2001 and 1999, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options and warrants to purchase an aggregate 1,273,103 shares of common stock were outstanding during 2000 and were excluded from the computation of dilutive earnings per share as their inclusion would have been anti-dilutive due to a net loss in that year.

11.      LEASES

        The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $138,000, $121,000, and $121,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through April 2011. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

        As of December 31, 2001, the Company is obligated for future minimum lease payments without regard for sublease payments under noncancelable leases as follows:

       (In thousands)
                                                       Capital        Operating
                                                       Leases           Leases

        2002                                          $    260       $     583
        2003                                               103             525
        2004                                                87             440
        2005                                                80             341
        2006                                                21             346
        2007 and thereafter                                 23             939
                                                      --------       ---------
                                                           574       $   3,174
                                                                     =========
        Amount representing interest                        85
                                                      --------
        Present value of net minimum lease payments        489
        Less current portion                               223
                                                      --------
        Long-term capital lease obligations           $    266
                                                      ========

        Rent expense (including amounts for the facilities leased from the director) amounted to $1.4 million, $1.2 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

12.      INCOME TAXES

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax liabilities and assets are as follows:

        (In thousands)

                                                                  2001         2000
        Deferred tax liability -
         Building, equipment and improvements               $      (310)   $     (205)

        Deferred tax assets:
         Goodwill                                                   745           971
         Medical expense accrual                                     90           112
         Bad debt reserve                                           406           430
         Accrued severance                                                        249
         Net operating loss carryforwards                        12,178        13,393
         Research and experimental credit carryforwards             203           173
         Restructuring costs                                                       61
         Legal reserve                                               13
         Other                                                      609           286
                                                            -----------    ----------
        Total net deferred tax assets                            13,934        15,470
        Valuation allowance for deferred tax assets             (13,934)      (15,470)
                                                            ------------   ----------
        Net deferred tax asset                              $        -     $       -
                                                            ===========    ==========


        Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for:

                                                                          2001              2000             1999
       Computed expected federal income tax
         expense (benefit)                                             $     849        $    (871)           $482
       State tax, net of federal effect                                      101              (98)             40
       Permanent differences                                                  18               23              10
       Change in valuation allowance                                      (1,536)             499            (739)
       Adjustment to prior year provision                                      1               10
       Expired net operating loss carryforwards                              680              454             249
       Other                                                                (113)             (17)            (42)
                                                                       ----------             ----           ----
                                                                       $      -            $    -          $    -
                                                                       ==========          =======         =======

        At December 31, 2001, the Company had net operating loss carryforwards
        (NOL) of approximately $32.0 million, which are available to offset taxable income through 2014 and began to expire in 1999. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that more likely than not will not be realized based on the Company's projected future taxable income.

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

13.      EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Board of Directors. The 401(k) expense for the years ended December 31, 2001, 2000 and 1999 was $0.2 million, $0.2 million and $0.1 million, respectively.

14.      COMMITMENTS AND CONTINGENCIES

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

       In January 1997, the Company filed suit in Federal District Court in Minnesota against Morgan Capital LLC, David Bistricer and Alex Bistricer alleging violation of Section 16(b) of the Securities and Exchange Act of 1934 and seeking recovery of more than $500,000 in short-swing profits. Messrs. David and Alex Bistricer are former directors of the Company. On August 4, 1997, the U.S. District Court dismissed the Company's complaint and on October 29, 1997, the Company filed an appeal of that decision to the United States Court of Appeals for the Eighth Circuit. On July 21, 1998, the Eighth Circuit reversed the District Court dismissal and remanded the case to the District Court. On June 3, 1999 the U.S. District Court found that Morgan Capital had violated Section 16(b) and ordered Morgan Capital to pay the Company damages of $551,000 plus interest. On or about September 30, 2000 the parties entered into a Stipulation and Mutual Release dismissing with prejudice all claims and counterclaims between the parties regarding the transaction other then the Company's Section 16(b) claim against the former stockholder, Morgan Capital. The parties entered into this Stipulation along with an Escrow Agreement requiring Morgan Capital to deposit into escrow 79,750 shares of publicly registered common stock of the Company as collateral to secure payment by Morgan Capital of the judgment to be entered in favor of the Company in the amount of $675,000 plus any post-judgment interest. The Federal District Court entered such judgment in favor of the Company on October 17, 2000. Morgan Capital subsequently appealed the Federal District Court's decision to the Eighth Circuit Court of Appeals. On August 3, 2001 the Eighth Circuit Court of Appeals ruled in favor of the Company, affirming the District Court decision awarding the Company $675,000 plus post judgment interest. Pursuant to the Escrow Agreement, Morgan Capital paid the Company $715,000 in cash to satisfy the judgment. On November 1, 2001, Morgan Capital filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the judgment against it. On February 19, 2002, the Supreme Court denied Morgan Capital's petition. The net proceeds from the settlement were recorded as additional paid-in capital.

15.      QUARTERLY INFORMATION (UNAUDITED)
        (In thousands, except per share amounts)

                                                    First           Second           Third          Fourth
        2001                                        Quarter         Quarter         Quarter         Quarter
        ---------------------------------------------------------------------------------------------------
        Revenues                                  $ 11,606       $  12,561       $  12,581       $  12,336
        Gross profit                                 4,158           5,036           4,994           5,259
        Net income                                     438             960             790             310
        Basic earnings per share                      0.11            0.25            0.20            0.07
        Diluted earnings per share                    0.11            0.23            0.18            0.07

                                                    First           Second           Third          Fourth
        2000                                        Quarter         Quarter         Quarter       Quarter (1)
        -----------------------------------------------------------------------------------------------------

        Revenues                                  $  9,676       $  11,316       $  11,573       $  10,315
        Gross profit                                 3,572           4,414           4,722           2,325
        Net income (loss)                              297             481             477          (3,816)
        Basic earnings (loss) per share               0.09            0.15            0.13           (0.99)
        Diluted earnings (loss) per share             0.09            0.14            0.12           (0.99)

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

SCHEDULE II-VALUATION & QUALIFYING ACCOUNTS


                                              Balance at    Charged to       Charged to                       Balance at
                                              Beginning      Costs and          Other                         the End of
                                              of Period      Expenses         Accounts       Deductions        Period
                                           ------------------------------   -----------------------------------------------
Year ended December 31, 2001
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts  $  1,131,000     $ 384,000       $       -    $     446,000  (1) $   1,069,000
     Restructuring Accrual                 $    160,000     $       -       $       -    $     160,000  (3) $           -

Year ended December 31, 2000
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts  $    274,000     $ 879,000       $       -    $      22,000  (1)  $  1,131,000
     Restructuring Accrual                 $    469,000     $       -       $       -    $     309,000  (3)  $    160,000

Year ended December 31, 1999
     Deducted from Asset Accounts
          Allowance for Doubtful Accounts  $    245,000     $ 229,000       $       -    $    200,000   (1)  $    274,000
     Restructuring Accrual                 $  1,155,000     $(165,000) (2)  $       -    $    521,000   (3)  $    469,000


(1)  Uncollectible  accounts written off, net of recoveries.
(2) Represents a decrease in reserves due to a more favorable settlement of certain lease contingencies originally accrued for in 1998.
(3)  Represents payments of lease obligations.