Form 10-Q
period 2002-03-31
MEDTOX SCIENTIFIC INC
filed 2002-05-09
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                       to
                          --------------------    ----------------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            95-3863205
------------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
   incorporated or organization)                           Identification No.)

402 West County Road D, St.Paul, Minnesota                    55112
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:             (651) 636-7466
    --------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No X


The number of shares of Common Stock, $.15 par value, outstanding as of May 3, 2002, was 4,356,105.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                       Page

Part I  Financial Information:

        Item 1:  Financial Statements (Unaudited)

                 Consolidated Statements of Operations - Three
                 Months Ended March 31, 2002 and 2001 ...............         3

                 Consolidated Balance Sheets - March 31, 2002
                 and December 31, 2001 ..............................         4

                 Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 2002 and 2001 ...............         5

                 Notes to Consolidated Financial Statements..........         6

        Item 2:

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .......       10

        Item 3:

                 Quantitative and Qualitative Disclosure
                 About Market Risk ...................................       18

Part II Other Information ............................................       19
                 Signatures ..........................................       20

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             MEDTOX SCIENTIFIC, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)
                                                             Three Months Ended
                                                     March 31, 2002         March 31, 2001
                                                 --------------------   -------------------
REVENUES:
   Laboratory service revenues                    $             9,337      $          9,304
   Product sales                                                3,014                 2,302
                                                  --------------------   -------------------
                                                               12,351                11,606
COST OF REVENUES:
  Cost of services                                              6,356                 6,395
  Cost of sales                                                 1,089                 1,053
                                                  --------------------   -------------------
                                                                7,445                 7,448
                                                  --------------------   -------------------

GROSS PROFIT                                                    4,906                 4,158

OPERATING EXPENSES:
   Selling, general and administrative                          3,778                 3,140
   Research and development                                       274                   315
                                                  --------------------   -------------------
                                                                4,052                 3,455
                                                  --------------------   -------------------

INCOME FROM OPERATIONS                                            854                   703

OTHER INCOME (EXPENSE):
   Interest expense, net                                         (353)                 (240)
   Other expense, net                                             (16)                  (25)
                                                  --------------------   -------------------
                                                                 (369)                 (265)
                                                  --------------------   -------------------

NET INCOME                                        $               485    $              438
                                                  ====================   ===================

BASIC EARNINGS PER COMMON SHARE (1)               $              0.11    $             0.11

                                                  ====================   ===================

DILUTED EARNINGS PER COMMON SHARE (1)             $              0.11    $             0.11
                                                  ====================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
          Basic (1)                                          4,349,096             3,875,559
          Diluted (1)                                        4,582,289             4,037,780

(1) Share and per share amounts for the three months ended March 31, 2001 have been restated for the ten percent stock dividend paid on November 9, 2001.


                             MEDTOX SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)
                                                                                                March 31,      December 31,
                                                                                                  2002            2001
                                                                                             ---------------  ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                $            -    $           67
   Accounts receivable:
         Trade, less allowance for doubtful accounts ($1,297 in
         2002 and $1,069 in 2001)                                                                     9,394            8,439
         Other                                                                                          113              181
                                                                                             ---------------  ---------------
             Total accounts receivable                                                                9,507            8,620
   Inventories                                                                                        4,017            3,897
   Prepaid expenses and other                                                                         1,648            1,617
                                                                                             ---------------  ---------------
             Total current assets                                                                    15,172           14,201
BUILDING, EQUIPMENT AND IMPROVEMENTS, net                                                            12,428           12,200
GOODWILL, net of accumulated amortization of $5,133 in 2002 and 2001                                 15,197           15,197
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $321 in 2002 and $187 in 2001             2,079            2,213
OTHER ASSETS                                                                                            370              345
                                                                                             ---------------  ---------------
TOTAL ASSETS                                                                                 $       45,246   $       44,156
                                                                                             ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks written in excess of bank balances                                                 $          328   $            -
   Line of credit                                                                                     4,099            2,914
   Accounts payable                                                                                   3,225            2,914
   Accrued expenses                                                                                   2,265            3,450
   Current portion of long-term debt                                                                  2,163            2,120
   Current portion of capital leases                                                                    196              223
                                                                                             ---------------  ---------------
             Total current liabilities                                                               12,276           11,621
LONG-TERM DEBT, net of current portion                                                                9,604            9,749
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion                                             241              266

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding               -                -
   Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding
         shares, 4,353,939 in 2002 and 4,315,211 in 2001                                                653              647
   Additional paid-in capital                                                                        75,609           75,199
   Deferred stock-based compensation                                                                  (759)            (463)
   Accumulated deficit                                                                             (52,099)         (52,584)
   Note receivable from related party                                                                 (103)            (103)

   Treasury stock                                                                                     (176)            (176)
                                                                                             ---------------  ---------------
             Total stockholders' equity                                                              23,125           22,520
                                                                                             ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $       45,246   $       44,156
                                                                                             ===============  ===============





                             MEDTOX SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                             March 31, 2002         March 31, 2001
                                                                           -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $              485      $              438
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                       614                     620
      Provision for losses on accounts receivable                                          75                      46
      Deferred compensation                                                                90                      45
      Changes in operating assets and liabilities:
         Accounts receivable                                                            (962)                 (1,095)
         Inventories                                                                    (120)                     173
         Prepaid expenses and other current assets                                       (31)                   (409)
         Other assets                                                                    (25)
         Accounts payable and accrued expenses                                          (874)                   (280)
         Accrued restructuring costs                                                                            (150)
                                                                           -------------------     -------------------
                Net cash used in operating activities                                   (748)                   (612)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (622)                 (7,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in checks written in excess of bank balances                                328                      285
    Net proceeds from sale of common stock                                                30                       22
    Net proceeds on revolving credit facility                                          1,185                      243
    Proceeds from long-term debt                                                         360                    7,278
    Principal payments on long-term debt                                               (548)                    (287)
    Principal payments on capital leases                                                (52)                     (66)
                                                                           ------------------     -------------------
              Net cash provided by financing activities                                1,303                    7,475
                                                                           ------------------     -------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                   (67)                    (213)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          67                      213
                                                                           -----------------      -------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $               -      $                 -
                                                                           =================      ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest                                                            $             316      $               218

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications: Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentations.


In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Financial Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, will no longer record goodwill amortization of approximately $0.8 million per year. The Company is currently in the process of completing the first step of the initial goodwill impairment test required by SFAS 142 and will complete this assessment in the second quarter of 2002.

The following table provides the comparable effects of the adoption of SFAS No. 142 for the quarters ended March 31, 2002 and March 31, 2001.

(In thousands, except per share data)            Three months ended
                                           March 31, 2002    March 31, 2001
Reported net income                          $      485        $      438
Add back goodwill amortization                        -               207
                                             ----------        ----------
Adjusted net income                          $      485        $      645
                                             ==========        ==========

Reported earnings per share - basic          $     0.11        $     0.11
Goodwill amortization                                 -              0.05
                                             ----------        ----------
Adjusted net earnings per share - basic      $     0.11        $     0.16
                                             ==========        ==========

Reported earnings per share - diluted        $     0.11        $     0.11
Goodwill amortization                                 -              0.05
                                             ----------        ----------
Adjusted net earnings per share - diluted    $     0.11        $     0.16
                                             ==========        ==========

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

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

NOTE B - SEGMENTS

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

Segment Information
(In thousands)
                                                   Three months ended
                                          March 31, 2002      March 31, 2001
                                          --------------      --------------

Laboratory Services:
   Revenues                                  $   9,337            $   9,304
   Interest expense                                340                  227
   Depreciation and amortization                   572                  590
   Segment net income                               14                  293
   Segment assets                               40,223               34,046
   Expenditures for segment assets                 462                6,980

                                                    Three months ended
                                            March 31, 2002      March 31, 2001
                                            --------------      --------------

Product Sales:
   Revenues                                         3,014               2,302
   Interest expense                                    13                  13
   Depreciation and amortization                       42                  30
   Segment net income                                 471                 145
   Segment assets                                   5,023               3,507
   Expenditures for segment assets                    160                  96

Company:
   Revenues                                        12,351              11,606
   Interest expense                                   353                 240
   Depreciation and amortization                      614                 620
   Net income                                         485                 438
   Total assets                                    45,246              37,553
   Expenditures for total assets                      622               7,076

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:
(In thousands)
                                                    Three months ended
                                             March 31, 2002      March 31, 2001
                                             --------------      --------------

Substance abuse testing products                   $ 2,583           $ 1,890
Contract manufacturing services                        350               266
Agricultural diagnostic products                        81               146
                                              -------------      ------------
                                                   $ 3,014           $ 2,302
                                              =============      ============


NOTE C - INVENTORIES

Inventories consisted of the following:
(In thousands)
                                                  March 31,    December 31,
                                                   2002            2001
                                                -----------    -----------

Raw materials                                   $   1,607      $    1,570
Work in process                                       495             414
Finished goods                                        417             460
Supplies, including off-site inventory              1,498           1,453
                                                -------------- -----------
                                                $   4,017      $    3,897
                                                ===========    ===========

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

                                                      Three months ended
                                                March  31, 2002   March 31, 2001

Net income (A)                                   $         485     $       438
                                                 =============     ============
Weighted average number of basic common
    shares outstanding (B)                           4,349,096       3,875,559
Dilutive effect of stock options and warrants
    computed based on the treasury stock method
    using average market price                         233,193         162,221
                                                 -------------    -------------
Weighted average number of diluted
    common shares outstanding (C)                    4,582,289       4,037,780
                                                 =============    =============
Basic earnings per common share (A/B)            $        0.11    $       0.11
                                                 =============    ============
Diluted earnings per common share (A/C)          $        0.11    $       0.11
                                                 =============    ============

Options and warrants to purchase 764,571 and 979,897 shares of common stock were outstanding during the first three months of 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

NOTE E - CONTINGENCIES

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


General

MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation. MEDTOX Scientific, Inc. and its wholly-owned subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center LLC are referred to herein as "the Company". The Company is engaged primarily in two distinct, but very much related, businesses. The business of manufacturing and distribution of diagnostic devices is carried on by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina and the business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota.

The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of point-of-collection (POC) screening devices for therapeutic drugs and drugs of abuse. For the quarter ended March 31, 2002 and 2001, Laboratory Services revenue accounted for 76% and 80% of the Company's revenues, respectively. Revenue from Product Sales accounted for 24% and 20% of the total revenues of the Company for the quarter ended March 31, 2002 and 2001, respectively.

Critical Accounting Policies

The Company has identified the policies outlined below as critical to its business operations and an understanding of results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 on Form 10-K for the year ended December 31, 2001. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company's critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's general expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company's consolidated trade accounts receivable balance as of March 31, 2002 was $9.4 million, net of allowance for doubtful accounts of $1.3 million.

Off-Site Supplies Inventory:
Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services' customers to submit specimens for testing services. At March 31, 2002, off-site inventory was $0.8 million. The process for estimating off-site inventory involves significant assumptions and judgments. The estimate is based on the historical average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill:
The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in operating results or cash flows, a decrease in demand for the Company's products or services, a change in the competitive environment, and other industry and economic factors. Until January 1, 2002, the Company measured impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows were then compared to recorded goodwill amounts; if the unamortized balance of the goodwill exceeded the estimated cash flows, the excess of the unamortized balance would have been written off.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, the Company will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with previous acquisitions. The Company recorded approximately $0.2 million of goodwill amortization during the first three months of 2001 and would have recorded approximately $0.2 million of goodwill amortization during the same period of 2002. In lieu of amortization, the Company will be required to perform an initial impairment review of goodwill by June 30, 2002 and at least annually thereafter. The Company is currently assessing, but has not yet determined, the impact the adoption of SFAS No. 142 will have on its consolidated financial statements. As of March 31, 2001, the Company had unamortized goodwill of $15.2 million.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2001, the Company has recorded a full valuation allowance of $13.9 million due to uncertainties related to the Company's ability to utilize the deferred tax assets, primarily consisting of certain net operating losses (NOL) carried forward, before they expire. The valuation allowance is based on management's estimate of taxable income (primarily determined from four-year cumulative historical results) and the period over which deferred tax assets will be recoverable. It is possible that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOL is completely utilized.


Results of Operations

The Company achieved record revenues and net income for the first quarter ended March 31, 2002. Revenues for the first quarter of 2002 increased 6% over the first quarter of 2001, driven by sales of the PROFILE(R) Test Systems and the expanding VERDICT(R)-II product line. Gross margin improved over the first quarter of 2001 due to the Company's continued focus on higher margin products and testing. These positive trends were partially offset by higher selling, general, and administrative expenses in the first quarter of 2002 over the same quarter in 2001, reflecting increased sales and marketing efforts. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                     Three months ended,
                                               March 31, 2002    March 31, 2001
-------------------------------------------------------------------------------
   Revenues                                         100.0%             100.0%
   Cost of revenues                                  60.3               64.2
                                                  ---------          ----------
   Gross margin                                      39.7               35.8
   Operating expenses:
      Selling, general, and  administrative          30.6               27.1
      Research and development                        2.2                2.7
                                                  ----------         ----------
                                                     32.8               29.8
   Other expense, primarily interest                  3.0                2.2
                                                  ----------         ----------
   Net income                                        3.9%                3.8%
                                                  ==========         ==========


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

Revenues increased 6% to $12.4 million for the three months ended March 31, 2002, driven by a $0.7 million, or 31% increase in Product Sales revenues, while Laboratory Services revenues were essentially flat quarter over quarter.

The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products and contract manufacturing services, partially offset by decreased sales of agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II, PROFILE(R)-ER, PROFILE-IIA(R) and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $0.7 million to $2.6 million in the first quarter of 2002. This growth reflected strong sales in the PROFILE-ER(R), PROFILE-IIA(R) and VERDICT-II(R) product lines resulting in a total of 562,000 disposable point of collection devices sold in the first quarter of 2002 compared to 376,000 devices sold in the same period of 2001. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The PROFILE-IIA(R) device, introduced in October 2001, screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 16 different configurations to detect from one to seven drugs of abuse. In the first quarter of 2002, the Company captured significant new business in California for its VERDICT(R)-II product line related to the implementation of California Proposition 36, "The Substance Abuse and Crime Prevention Act of 2000." An integral part of implementing Proposition 36 involves frequent drug testing of individuals subject to its mandates.

Sales of contract manufacturing services, microbiological and associated products increased 32% to $0.4 million, reflecting increased revenues from both historical customers and new customers. Product sales from agricultural diagnostic products decreased 45% to $0.1 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Laboratory Services revenues were essentially flat quarter over quarter. Revenues from the Company's specialty laboratory services increased 22% due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. This positive trend was offset by a 9% drop in specimen volume from the Company's occupational health and corporate clients, reflecting the impact of the slowing economy and lower levels of employment hiring. However, this impact has been partially mitigated by the Company's continued success in acquiring new client relationships and gaining market share.

Gross profit

Consolidated gross margin improved to 39.7% for the three months ended March 31, 2002 compared to 35.8% for the three months ended March 31, 2001, reflecting improvement in both Product Sales and Laboratory Services gross margins, as well as the continuing shift in the Company's business mix toward Product Sales at significantly higher margins.

Laboratory Services gross margin was 31.9% for the three months ended March 31, 2002, up from 31.3% for the same period in 2001. This improvement was primarily attributable to the Company's continued focus on higher margin specialty laboratory testing services. Gross margin from Product Sales improved to 63.9% for the three months ended March 31, 2002 from 54.3% in the comparable period of 2001, driven by an increased mix of higher margin products and manufacturing efficiencies gained at the production facility.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.8 million, or 30.6% of revenues in the first quarter of 2002, compared to $3.1 million or 27.1% of revenues in the first quarter of 2001. The increase was primarily due to increased sales and marketing expenses related to acquiring new business. The increase in the absolute dollar amount of selling, general and administrative expenses was also attributable to the higher revenue level in the first quarter of 2002.

Research and development expenses

Research and development expenses decreased 13% in the first quarter of 2002, principally due to a reduction in research and development expenses associated with new product development for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense, consisting primarily of interest expense, increased 39% in the first quarter of 2002, reflecting higher average debt levels, partially offset by lower interest rates.

Net income

In the first quarter of 2002, the Company recorded net income of $0.5 million compared to $0.4 million in the first quarter of 2001. This slight improvement was driven by a 6% increase in consolidated revenues and an improving gross margin, partially offset by increased selling, general, and administrative expenses and higher interest expense.

Laboratory Services net income was $14,000 in the first quarter of 2002 compared to $0.3 million in the first quarter of 2001. The decline in net income was primarily attributable to increased sales and marketing expenses as well as higher interest expense.

Product Sales net income was $0.5 million in the first quarter of 2002 compared to $0.1 million in the first quarter of 2001. This improvement was driven by the growth in sales and an increased gross margin, partially offset by higher selling, general and administrative expenses.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash used in operating activities was $0.7 million in the first quarter of 2002 up slightly from $0.6 million in the first quarter of 2001.

Net cash used in investing activities, consisting of capital expenditures, was $0.6 million in the first quarter of 2002 compared to $7.1 million in the first quarter of 2001. In the first quarter of 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million

Net cash provided by financing activities of $1.3 million in the first quarter of 2002 primarily represented net proceeds from the revolving credit facility which were used to fund the Company's operations during the quarter. Net cash provided by financing activities of $7.5 million in the first quarter of 2001 was principally associated with proceeds received under the mortgage loan discussed above and the Company's credit agreement for the purchase of capital equipment.

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

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of March 31, 2002, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations, its line of credit and capex note to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree, the inventory of the Company. As of March 31, 2002, the Company had total borrowing capacity of $5.7 million on its line of credit, of which $4.1 million was borrowed, leaving a net availability of $1.6 million as of March 31, 2002.

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

Impact of New Accounting Standards

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2001 and through March 31, 2002, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

As of March 31, 2002 and December 31, 2001, the Company had $1.05 million and $100,000 of subordinated notes outstanding at fixed interest rates of 10% and 8.5%, respectively. In addition, at March 31, 2002 and December 31, 2001, the Company had a $6.1 million mortgage loan payable to Principal Life insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $7.7 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of March 31, 2002 and December 31, 2001, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At March 31, 2002 and December 31, 2001, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note E

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.  Inapplicable

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits:   None


         b. Reports on Form 8-K:

         On May 7, 2002, the Company filed an amendment on Form 8-K/A to the Form 8-K originally filed on November 8, 2001 regarding the Company's acquisition of Leadtech Corporation (Leadtech). The amended Form 8-K/A contains the audited financial statements of Leadtech for the period ended September 30, 2001 and certain pro forma information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Signature                        Title                       Date

/s/ Richard J. Braun       President, Chief Executive Officer,     May 8, 2002
-------------------------  and Chairman of the Board of Directors
Richard J. Braun           (Principal Executive Officer)


/s/ Kevin J. Wiersma       Vice President and Chief Operating      May 8, 2002
-------------------------  Officer (Principal Financial Officer)
Kevin J. Wiersma



/s/ Kari L. Golembeck      Controller (Principal Accounting        May 8, 2002
-------------------------  Officer)
Kari L. Golembeck