Form 10-Q
period 2002-06-30
MEDTOX SCIENTIFIC INC
filed 2002-08-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period                             to
                          ---------------------------    ---------------------

Commission file number 1-11394
                       -------

                             MEDTOX SCIENTIFIC, INC.
         ------------------------------------ ------------------------
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

                               Yes    No X

The number of shares of Common Stock, $.15 par value, outstanding as of July 31, 2002, was 4,807,836.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                           Page

Part I  Financial Information:

        Item 1:  Financial Statements (Unaudited)

                 Consolidated Statements of Operations - Three  and
                 Six Months Ended June 30, 2002 and 2001 ............         3

                 Consolidated Balance Sheets - June 30, 2002
                 and December 31, 2001 ...................................... 4

                 Consolidated Statements of Cash Flows - Six
                 Months Ended June 30, 2002 and 2001 ..............           5

                 Notes to Consolidated Financial Statements...........        6

        Item 2:

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ........      10

        Item 3:

                 Quantitative and Qualitative Disclosure
                 About Market Risk ..........................................21

Part II Other Information ...............................................    22
        Signatures ....................................................      23

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                                                    MEDTOX SCIENTIFIC, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Dollars in thousands except per share amounts)
                                                       (Unaudited)


                                                      Three Months Ended                       Six Months Ended
                                              June 30, 2002        June 30, 2001      June 30, 2002       June 30, 2001
                                            -------------------  ------------------  -----------------   -----------------
REVENUES:
   Laboratory services                      $      10,540        $       9,991       $      19,877       $       19,295
   Product sales                                    3,378                2,570               6,392                4,872
                                            -------------------  ------------------  -----------------   -----------------
                                                   13,918               12,561              26,269               24,167

COST OF REVENUES:
  Cost of services                                  6,724                6,575              13,080               12,970
  Cost of sales                                     1,272                  950               2,361                2,003
                                            -------------------  ------------------  -----------------   -----------------
                                                    7,996                7,525              15,441               14,973
                                            -------------------  ------------------  -----------------   -----------------

GROSS PROFIT                                        5,922                5,036              10,828                9,194

OPERATING EXPENSES:
   Selling, general and
   administrative                                   4,237                3,451               8,015                6,591
   Research and development                           304                  318                 578                  633
                                            -------------------  ------------------  -----------------   -----------------
                                                    4,541                3,769               8,593                7,224
                                            -------------------  ------------------  -----------------   -----------------

INCOME FROM OPERATIONS                              1,381                1,267               2,235                1,970

OTHER INCOME (EXPENSE):
   Interest expense                                  (340)                (288)               (693)               (528)
   Other expense, net                                 (33)                 (19)                (49)                (44)
                                            -------------------  ------------------  -----------------   -----------------
                                                     (373)                (307)               (742)               (572)
                                            -------------------  ------------------  -----------------   -----------------

NET INCOME                                  $       1,008        $         960       $       1,493               1,398
                                            ===================  ==================  =================   =================

BASIC EARNINGS PER COMMON
   SHARE (1)                                $        0.21        $        0.22       $        0.31       $        0.33
                                            ===================  ==================  =================   =================

DILUTED EARNINGS PER COMMON
   SHARE (1)                                $        0.20        $        0.21       $        0.29       $        0.31
                                            ===================  ==================  =================   =================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:
          Basic (1)                              4,792,279            4,273,852           4,788,576           4,268,513
          Diluted (1)                            5,145,718            4,544,931           5,086,791           4,513,027

(1) Share and per share amounts for the three and six months ended June 30, 2001 have been restated for the ten percent stock dividends paid on July 5, 2002 and November 9, 2001.



                                                  MEDTOX SCIENTIFIC, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share and per share data)
                                                        (Unaudited)

                                                                                               June 30,       December 31,
                                                                                                 2002             2001
                                                                                             --------------  ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $         228   $           67
   Accounts receivable:
         Trade, less allowance for doubtful accounts ($1,315 in 2002 and $1,069 in 2001)            10,674            8,439
         Other                                                                                          91              181
                                                                                             --------------  ---------------
             Total accounts receivable                                                              10,765            8,620
   Inventories                                                                                       3,790            3,897
   Prepaid expenses and other                                                                        1,498            1,617
                                                                                             --------------  ---------------
             Total current assets                                                                   16,281           14,201
BUILDING, EQUIPMENT AND IMPROVEMENTS, net                                                           13,682           12,200
GOODWILL, net of accumulated amortization of $5,133 in 2002 and 2001                                15,197           15,197
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $454 in 2002 and $187 in 2001            1,946            2,213
OTHER ASSETS                                                                                           362              345
                                                                                             --------------  ---------------
TOTAL ASSETS                                                                                 $      47,468   $       44,156
                                                                                             ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                                                            $       5,022   $        2,914
   Accounts payable                                                                                  2,852            2,914
   Accrued expenses                                                                                  3,092            3,450
   Current portion of long-term debt                                                                 2,290            2,120
   Current portion of capital leases                                                                   130              223
                                                                                             --------------  ---------------
        Total current liabilities                                                                   13,386           11,621
LONG-TERM DEBT, net of current portion                                                               9,602            9,749
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion                                            219              266

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding              -                -
   Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding
         shares, 4,794,458 in 2002 and 4,746,732 in 2001                                               654              647
   Additional paid-in capital                                                                       80,589           75,199
   Stock dividend distributable                                                                         65                -
   Deferred stock-based compensation                                                                 (666)            (463)
   Accumulated deficit                                                                            (56,102)         (52,584)
   Note receivable from related party                                                                (103)            (103)
   Treasury stock                                                                                    (176)            (176)
                                                                                             --------------  ---------------
             Total stockholders' equity                                                             24,261           22,520
                                                                                             --------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $      47,468   $       44,156

                                                                                             ==============  ===============





                                               MEDTOX SCIENTIFIC, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                                            Six Months Ended
                                                                                   June 30, 2002           June 30, 2001
                                                                                 -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $     1,493            $      1,398
   Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
      Depreciation and amortization                                                     1,241                   1,207
      Provision for losses on accounts receivable                                         183                      93
      Deferred compensation                                                               182                      75
      Changes in operating assets and liabilities:
         Accounts receivable                                                          (2,327)                 (2,624)
         Inventories                                                                      107                     236
         Prepaid expenses and other current assets                                        119                      12
         Other assets                                                                    (17)                       -
         Accounts payable and accrued expenses                                          (420)                   (354)
         Accrued restructuring costs                                                        -                   (160)
                                                                           -------------------    --------------------
                Net cash provided by (used in) operating activities                       561                   (117)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (2,309)                 (7,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                                 66                      55
    Net proceeds on revolving credit facility                                           2,108                     825
    Proceeds from long-term debt                                                        1,103                   7,400
    Principal payments on long-term debt                                              (1,227)                   (623)
    Principal payments on capital leases                                                (141)                   (121)
                                                                           -------------------    --------------------
              Net cash provided by financing activities                                 1,909                   7,536
                                                                           -------------------    --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          161                   (165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           67                     213
                                                                           -------------------    --------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $              228     $                48
                                                                           ===================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
          Interest                                                         $              669     $               538


                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications: Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentations.


In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Financial Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, will no longer record goodwill amortization of approximately $0.8 million per year. The Company completed the first step of the initial goodwill impairment test during the second quarter of 2002 and determined that there was no impairment of goodwill upon adoption of SFAS No. 142.

The following table provides the comparable effects of the adoption of SFAS No. 142 for the three and six months ended June 30, 2002 and June 30, 2001.

(In thousands, except per share data)
                                                       Three months ended                      Six months ended
                                                 June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                                 -------------     -------------      -------------     -------------
Reported net income                                 $    1,008     $      960           $    1,493       $    1,398
Add back goodwill amortization                               -            205                    -              412
                                                    ----------     ----------           ----------       ----------
Adjusted net income                                 $    1,008     $    1,165           $    1,493       $    1,810
                                                    ==========     ==========           ==========       ==========

Reported earnings per share - basic                 $     0.21     $     0.22           $     0.31       $     0.33
Goodwill amortization                                        -           0.05                    -             0.09
                                                    ----------     ----------           ----------       ----------
Adjusted earnings per share - basic                 $     0.21     $     0.27           $     0.31       $     0.42
                                                    ==========     ==========           ==========       ==========

Reported earnings per share - diluted               $     0.20     $     0.21           $     0.29       $     0.31
Goodwill amortization                                        -           0.05                    -             0.09
                                                    ----------     ----------           ----------       ----------
Adjusted earnings per share - diluted               $     0.20     $     0.26           $     0.29       $     0.40
                                                    ==========     ==========           ==========       ==========

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 146.


NOTE B - SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. Services provided include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. Providing revenues from external customers for each group of services within the Laboratory Services segment is impracticable. The Product Sales segment consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, PROFILE-IIA(R), PROFILE(R)-ER, EZ-SCREEN(R), and VERDICT(R)-II.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on net income as a segment's measure of profit or loss.


Segment Information
(In thousands)

                                                         Three Months Ended                           Six Months Ended
                                                  June 30, 2002       June 30, 2001           June 30, 2002       June 30, 2001
                                                  -------------       -------------           -------------       -------------
Laboratory Services:
   Revenues                                          $   10,540           $   9,991              $   19,877          $   19,295
   Interest expense                                         323                 276                     663                 503
   Depreciation and amortization                            577                 555                   1,149               1,145
   Segment net income                                       316                 554                     330                 847
   Segment assets                                        41,708              34,515                  41,708              34,515
   Capital expenditures for segment
     assets                                                 974                 443                   1,436               7,423





                                                         Three Months Ended                          Six Months Ended
                                                   June 30, 2002      June 30, 2001          June 30, 2002      June 30, 2001
                                                   -------------      -------------          -------------      -------------
Product Sales:
   Revenues                                                3,378              2,570                  6,392              4,872
   Interest expense                                           17                 12                     30                 25
   Depreciation and amortization                              50                 32                     92                 62
   Segment net income                                        692                406                  1,163                551
   Segment assets                                          5,760              4,014                  5,760              4,014
   Capital expenditures for segment
        assets                                               713                 65                    873                161

Company:
   Revenues                                               13,918             12,561                 26,269             24,167
   Interest expense                                          340                288                    693                528
   Depreciation and amortization                             627                587                  1,241              1,207
   Net income                                              1,008                960                  1,493              1,398
   Total assets                                           47,468             38,529                 47,468             38,529
   Capital expenditures for total
        assets                                             1,687                508                  2,309              7,584

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:
(In thousands)

                                                     Three Months Ended                           Six Months Ended
                                                  June 30, 2002      June 30, 2001           June 30, 2002       June 30, 2001
                                                  -------------      -------------           -------------       -------------
Substance abuse testing products                      $   2,962          $   2,241               $   5,545          $    4,131
Contract manufacturing services                             362                257                     713                 522
Agricultural diagnostic products                             54                 72                     134                 219
                                           ----------------------------------------    ----------------------------------------
                                                      $   3,378          $   2,570               $   6,392          $    4,872
                                           ========================================    ========================================


NOTE C - INVENTORIES

Inventories consisted of the following:
(In thousands)

                                                             June 30,        December 31,
                                                              2002              2001
                                                        ----------------    ------------
Raw materials                                            $    1,361          $   1,570
Work in process                                                 549                414
Finished goods                                                  468                460
Supplies, including off-site inventory                        1,412              1,453
                                                      --------------         ------------
                                                         $    3,790          $   3,897
                                                      =============          ============

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

                                                        Three Months Ended               Six Months Ended
                                                 June 30, 2002    June 30, 2001     June 30, 2002    June 30, 2001

Net income (A)                                  $       1,008    $         960     $        1,493   $         1,398
                                                =============    =============     ==============   ===============
Weighted average number of basic
    common shares outstanding (B)                   4,792,279        4,273,852          4,788,576         4,268,513
Dilutive effect of stock options and
    warrants computed based on the
    treasury stock method using average
    market price                                      353,439          271,079            298,215           244,514
                                                -------------    -------------     --------------    --------------
Weighted average number of diluted
    common shares outstanding (C)                   5,145,718        4,544,931          5,086,791         4,513,027
                                                =============    =============     ==============    ==============
Basic earnings per common share (A/B)           $        0.21    $        0.22     $         0.31    $        0.33
                                                =============    =============     ==============    =============
Diluted earnings per common share (A/C)         $        0.20    $        0.21     $         0.29    $        0.31
                                                =============    =============     ==============    =============

Options and warrants to purchase 11,289, 11,289, 783,552, and 1,024,040 shares of common stock were outstanding during the three and six months ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.


NOTE E - CONTINGENCIES

In March 2000, the Company was served with a copy of a complaint filed against the Company in the Circuit Court of Cook County, Illinois, by the Methodist Medical Center of Illinois (the Plaintiff). The Plaintiff alleged that the Company interfered with various contractual relationships of the Plaintiff in connection with the referral of certain customers to the Company by other defendants previously sued by the Plaintiff in the same action. The Company had filed a cross claim against the other defendants in the litigation based on such defendants' contractual obligation to indemnify the Company against any damages, costs or expenses (including attorney fees) incurred by the Company, arising out of any claim of contractual interference by the Company in connection with the referral of the customers to the Company by such defendants. The parties have reached an agreement to settle the case, whereby the Company paid $75,000 with a full release of all claims and a dismissal order entered in October 2001. The Company will voluntarily dismiss its indemnity claims against the co-defendants for reimbursement of the $75,000 paid, with the right of refiling the indemnification claim existing for one year. The Company will continue to pursue its right of indemnification for the $75,000 during the next year.

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

The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of point-of-collection (POC) screening devices for therapeutic drugs and drugs of abuse. For the three and six months ended June 30, 2002, Laboratory Services revenue accounted for 75.73% and 75.67%, respectively, of the Company's revenues, compared with 79.54% and 79.84% for the same periods in 2001. Revenue from Product Sales accounted for 24.27% and 24.33% of the total revenues of the Company for the three and six months ended June 30, 2002, respectively, compared with 20.46% and 20.16% for the same periods in 2001.


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

The Company's critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's general expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company's consolidated trade accounts receivable balance as of June 30, 2002 was $10.7 million, net of allowance for doubtful accounts of $1.3 million.

Off-Site Supplies Inventory:
Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services' customers to submit specimens for testing services. At June 30, 2002, off-site inventory was $0.7 million The process for estimating off-site inventory involves significant assumptions and judgments. The estimate is based on the historical average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company adopted SFAS No. 142 on January 1, 2002. According to the provisions of SFAS No. 142, the Company assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with previous acquisitions. The Company recorded approximately $0.2 million and $0.4 million of goodwill amortization during the three and six months ended June 30, 2001, respectively, and would have recorded approximately

$0.2 million and $0.4 million of goodwill amortization during the same periods of 2002. In lieu of amortization, the Company performed the initial impairment review of goodwill during the second quarter of 2002 and will be required to perform such a review at least annually thereafter. The Company determined that there was no impairment of goodwill upon adoption of SFAS No. 142. As of June 30, 2002, the Company had unamortized goodwill of $15.2 million. As of June 30, 2002, the Company had other identifiable intangible assets of $1.9 million. Amortization expense of other identifiable intangible assets was approximately $134,000, $267,000, $5,000, and $17,000 during the three and six months ended June 30, 2002 and June 30, 2001 respectively.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2001, the Company has recorded a full valuation allowance of $13.9 million due to uncertainties related to the Company's ability to utilize the net deferred tax assets, primarily consisting of certain net operating losses (NOL) carried forward, before they expire. The valuation allowance is based on management's estimate of taxable income (primarily determined from four-year cumulative historical results) and the period over which net deferred tax assets will be recoverable. It is possible that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the net deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the net deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOL is completely utilized.


Results of Operations

The Company achieved record revenues and net income for the three and six months ended June 30, 2002. Revenues for the second quarter of 2002 increased 11% over the second quarter of 2001, driven by sales of the PROFILE(R) Test Systems and the expanding VERDICT(R)-II product line, as well as increased revenue from the Company's specialty laboratory services. Gross margin improved over the second quarter of 2001, reflecting improvement in Laboratory Services gross margin, as well as the continuing shift in the Company's business mix toward Product Sales at significantly higher margins. These positive trends were partially offset by higher selling, general, and administrative expenses in the second quarter of

2002 over the same quarter in 2001, reflecting increased sales and marketing efforts. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                  Three Months Ended                     Six Months Ended
                                              June 30, 2002     June 30, 2001     June 30, 2002    June 30, 2001
-------------------------------------------------------------------------------------------------------------------
   Revenues                                      100.0%            100.0%            100.0%            100.0%
   Cost of revenues                               57.4              59.9              58.8              62.0
                                               ----------       ----------         ----------       ---------------
   Gross margin                                   42.6              40.1              41.2              38.0
   Operating expenses:
     Selling, general, and administrative         30.5              27.5              30.5              27.3
     Research and development                      2.2               2.5               2.2               2.6
                                               ----------       -----------        ----------       ----------
                                                  32.7              30.0              32.7              29.9
   Other expense, primarily interest               2.7               2.5               2.8               2.3
                                               ----------       -----------        ----------       ----------
   Net income                                      7.2%              7.6%              5.7%              5.8%
                                               ========         =========          ========         =========


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

Revenues increased 11% to $13.9 million for the three months ended June 30, 2002, driven by a $0.8 million, or 31% increase in Product Sales revenues and a $0.5 million, or 6% increase in Laboratory Services revenues.

The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products and contract manufacturing services, partially offset by decreased sales of agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II, PROFILE(R)-ER, PROFILE-IIA(R) and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $0.7 million to $3.0 million in the second quarter of 2002. This growth reflected strong sales in the PROFILE-ER(R), PROFILE-IIA(R) and VERDICT-II(R) product lines resulting in a total of 614,000 disposable point of collection devices sold in the second quarter of 2002 compared to 464,000 devices sold in the same period of 2001. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The PROFILE-IIA(R) device, introduced in October 2001, screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 16 different configurations to detect from one to seven drugs of abuse. In 2002, the Company has captured significant new business in California for its VERDICT(R)-II product line related to the implementation of California Proposition 36, "The Substance Abuse and Crime Prevention Act of 2000." An integral part of implementing Proposition 36 involves frequent drug testing of individuals subject to its mandates.

Sales of contract manufacturing services, microbiological and associated products increased 41% to $0.4 million, reflecting increased revenues from both historical customers and new customers. Product sales from agricultural diagnostic products decreased 26% to $0.1 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the

Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

The growth in Laboratory Services revenues was driven by a 10% increase in revenues from the Company's specialty laboratory services due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. Specimen volume from the Company's occupational health and corporate clients increased 2%, reflecting the Company's continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment.

Gross profit

Consolidated gross margin improved to 42.6% of revenues for the three months ended June 30, 2002 compared to 40.1% of revenues for the same period of 2001, reflecting improvement in Laboratory Services gross margin, as well as the continuing shift in the Company's business mix toward Product Sales at significantly higher margins.

Laboratory Services gross margin was 36.2% of revenues for the three months ended June 30, 2002, up from 34.2% of revenues for the same period in 2001. This improvement was primarily attributable to the Company's continued focus on higher margin specialty laboratory testing services. Gross margin from Product Sales declined slightly to 62.3% of revenues for the three months ended June 30, 2002 from 63.0% of revenues in the comparable period of 2001, and was impacted by product mix factors.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.2 million, or 30.5% of revenues in the second quarter of 2002, compared to $3.5 million or 27.5% of revenues in the second quarter of 2001. The increase was primarily due to increased sales and marketing expenses related to acquiring new business and increased spending in client service support for clinical trial services.

Research and development expenses

Research and development expenses decreased 4% in the second quarter of 2002, reflecting a slight planned reduction in spending for the development of new products for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense, consisting primarily of interest expense, increased 22% in the second quarter of 2002, reflecting higher average debt levels, partially offset by lower interest rates.

Income tax expense

The Company does not record a tax provision as the net operating losses are sufficient to cover any taxable income.

Net income

In the three months ended June 30, 2002, the Company recorded net income of $1.0 million, up 5% from the same period of last year. This slight improvement was driven by an 11% increase in consolidated revenues and an improving gross margin, partially offset by increased selling, general, and administrative expenses and higher interest expense.

Laboratory Services net income was $0.3 million for the three months ended June 30, 2002 compared to $0.6 million in the same period of 2001. The decline in net income was primarily attributable to increased sales and marketing expenses as well as higher interest expense, partially offset by an improved gross margin.

Product Sales net income was $0.7 million for the three months ended June 30, 2002 compared to $0.4 million in the same period of 2001. This improvement was primarily driven by the growth in sales.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2001

Revenues

Revenues increased 9% to $26.3 million for the six months ended June 30, 2002, driven by a $1.5 million, or 31% increase in Product Sales revenues and a $0.6 million, or 3% increase in Laboratory Services revenues.

The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products and contract manufacturing services, partially offset by decreased sales of agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the EZ-SCREEN(R), PROFILE(R)-II, PROFILE(R)-ER, PROFILE-IIA(R) and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $1.4 million to $5.5 million in the first six months of 2002. This growth reflected strong sales in the PROFILE-ER(R), PROFILE-IIA(R) and VERDICT-II(R) product lines resulting in a total of 1,176,000 disposable point of collection devices sold in first six months of 2002 compared to 840,000 devices sold in the same period of 2001. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The PROFILE-IIA(R) device, introduced in October 2001, screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants. The VERDICT(R)-II was developed for the prison, probation, parole and rehabilitation markets. The VERDICT(R)-II product line now consists of 16 different configurations to detect from one to seven drugs of abuse. In 2002, the Company has captured significant new business in California for its VERDICT(R)-II product line related to the implementation of California Proposition 36, "The Substance Abuse and Crime Prevention Act of 2000." An integral part of implementing Proposition 36 involves frequent drug testing of individuals subject to its mandates.

Sales of contract manufacturing services, microbiological and associated products increased 36% to $0.7 million, reflecting increased revenues from both historical customers and new customers. Product sales from agricultural diagnostic products decreased 39% to $0.1 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

The growth in Laboratory Services revenues was driven by a 15% increase in revenues from the Company's specialty laboratory services due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. This positive trend was partially offset by a 3% drop in specimen volume from the Company's occupational health and corporate clients, reflecting the impact of the slowing economy and lower levels of employment hiring. However, this impact has been partially mitigated by the Company's continued success in acquiring new client relationships and gaining market share.

Gross profit

Consolidated gross margin improved to 41.2% of revenues for the six months ended June 30, 2002 compared to 38.0% of revenues for the same period of 2001, reflecting improvement in both Laboratory Services and Product Sales gross margin, as well as the continuing shift in the Company's business mix toward Product Sales at significantly higher margins.

Laboratory Services gross margin was 34.2% of revenues for the six months ended June 30, 2002, up from 32.8% of revenues for the same period in 2001. This improvement was primarily attributable to the Company's continued focus on higher margin specialty laboratory testing services. Gross margin from Product Sales improved to 63.1% of revenues for the first six months of 2002 from 58.9% of revenues in the comparable period of 2001, driven by an increased mix of higher margin products.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.0 million, or 30.5% of revenues in the first six months of 2002, compared to $6.6 million or 27.3% of revenues in same period of 2001. The increase was primarily due to increased sales and marketing expenses related to acquiring new business and increased spending in client service support for clinical trial services.

Research and development expenses

Research and development expenses decreased 9% in the first six months of 2002, reflecting a slight planned reduction in spending for the development of new products for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense, consisting primarily of interest expense, increased 30% in the fist six months of 2002, reflecting higher average debt levels, partially offset by lower interest rates.

Income tax expense

The Company does not record a tax provision as the net operating losses are sufficient to cover any taxable income.

Net income

In the six months ended June 30, 2002, the Company recorded net income of $1.5 million, up 7% from the same period of last year. This improvement was driven by a 9% increase in consolidated revenues and an improving gross margin, partially offset by increased selling, general, and administrative expenses and higher interest expense.

Laboratory Services net income was $0.3 million for the six months ended June 30, 2002 compared to $0.8 million in the same period of 2001. The decline in net income was primarily attributable to increased sales and marketing expenses as well as higher interest expense, partially offset by an improved gross margin.

Product Sales net income was $1.2 million for the six months ended June 30, 2002 compared to $0.6 million in the same period of 2001. This improvement was primarily driven by the growth in sales and an increased gross margin.


Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash provided by operating activities was $0.6 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $0.1 million in the same period of 2001.

Net cash used in investing activities, consisting of capital expenditures, was $2.3 million for the six months ended June 30, 2002 compared to $7.6 million in the same period of 2001. In March of 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million.

Net cash provided by financing activities of $1.9 million for the six months ended June 30, 2002 primarily represented net proceeds from the revolving credit facility which were used to fund the Company's operations. Net cash provided by financing activities of $7.5 million in the first six months of 2001 was principally associated with proceeds received under the mortgage loan discussed above and the Company's credit agreement for the purchase of capital equipment.

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 0.75%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company's eligible trade accounts receivable bearing interest at prime + 0.50%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 0.75% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of June 30, 2002, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations, its line of credit and capex note to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the accounts receivable, and to a lesser degree, the inventory of the Company. As of June 30, 2002, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $5.0 million was borrowed, leaving a net availability of $1.0 million as of June 30, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 146.

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2001 and through June 30, 2002, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

As of June 30, 2002 and December 31, 2001, the Company had $1.05 million and $100,000 of subordinated notes outstanding at fixed interest rates of 10% and 8.5%, respectively. In addition, at June 30, 2002 and December 31, 2001, the Company had a $6.0 million and $6.1 million mortgage loan payable to Principal Life insurance Company, respectively, at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $9.1 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of June 30, 2002 and December 31, 2001, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At June 30, 2002 and December 31, 2001, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   See Part I, Note E

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 22, 2002.

         Proposal No. 1: The stockholders elected each of the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

         Director's Name           Votes For                  Votes Withheld

         Richard J. Braun          3,719,145                      13,450
         Harry W. Alcorn, Jr.      3,719,140                      13,455

         During the second quarter of 2002, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits:

         99.1     Certification of Chief Executive Officer
         99.2     Certification of Chief Financial Officer


b.       Reports on Form 8-K:

         On June 13, 2002, the Company filed a Form 8-K announcing that the United States Patent and Trademark Office granted a business method patent to the Company for its on-site drug testing.

         On May 23, 2002, the Company filed a Form 8-K announcing the results of its Annual Meeting of Shareholders as well as the election of two new officers of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Signature                       Title                          Date

/s/ Richard J. Braun      President, Chief Executive Officer,   August 14, 2002
Richard J. Braun          amd Chairman of the Board of
                          Directors (Principal Executive
                          Officer)


/s/ Kevin J. Wiersma      Vice President and Chief Operating    August 14, 2002
Kevin J. Wiersma          Officer (Principal Financial Officer)



/s/ Kari L. Golembeck     Controller (Principal Accounting      August 14, 2002
Kari L. Golembeck         Officer)