Form 10-Q
period 2002-09-30
MEDTOX SCIENTIFIC INC
filed 2002-11-14
CIK 739944

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period  ___________________ to __________________

Commission file number 1-11394
                       -------
                             MEDTOX SCIENTIFIC, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         95-3863205
--------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporated or organization)                            Identification No.)

  402 West County Road D, St.Paul, Minnesota                    55112
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code:           (651) 636-7466
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

                              Yes ______ N ___X___

The number of shares of Common Stock, $.15 par value, outstanding as of October 31, 2002, was 4,811,720.

                             MEDTOX SCIENTIFIC, INC.

                                      INDEX

                                                                            Page

Part I     Financial Information:

           Item 1:  Financial Statements (Unaudited)

                    Consolidated Statements of Operations - Three and
                    Nine Months Ended September 30, 2002 and 2001 ..........   3

                    Consolidated Balance Sheets - September 30, 2002
                    and December 31, 2001 ..................................   4

                    Consolidated Statements of Cash Flows - Nine
                    Months Ended September 30, 2002 and 2001 ...............   5

                    Notes to Consolidated Financial Statements..............   6

           Item 2:

                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ..........  11

           Item 3:

                    Quantitative and Qualitative Disclosure
                    About Market Risk ......................................  22

           Item 4:

                    Evaluation of Disclosure Controls and Procedures........  22


Part II    Other Information ...............................................  23

           Signatures ......................................................  24

           Certifications...................................................  25

Item 1:  FINANCIAL STATEMENTS (UNAUDITED)

                                                      MEDTOX SCIENTIFIC, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in thousands except per share amounts)
                                                         (Unaudited)

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                       2002                2001                2002               2001
                                                ------------------   -----------------   -----------------  ------------------
REVENUES:
   Laboratory services                            $      10,562        $      9,446        $      30,439      $      28,741
   Product sales                                          3,070               3,135                9,462              8,007
                                                ------------------   -----------------   -----------------  ------------------
                                                         13,632              12,581               39,901             36,748

COST OF REVENUES:
  Cost of services                                        7,104               6,711               20,184             19,681
  Cost of sales                                           1,178                 876                3,539              2,879
                                                ------------------   -----------------   -----------------  ------------------
                                                          8,282               7,587               23,723             22,560
                                                ------------------   -----------------   -----------------  ------------------

GROSS PROFIT                                              5,350               4,994               16,178             14,188

OPERATING EXPENSES:
   Selling, general and administrative                    4,137               3,587               12,152             10,178
   Research and development                                 327                 323                  905                956
                                                ------------------   -----------------   -----------------  ------------------
                                                          4,464               3,910               13,057             11,134
                                                ------------------   -----------------   -----------------  ------------------

INCOME FROM OPERATIONS                                      886               1,084                3,121              3,054

OTHER INCOME (EXPENSE):
   Interest expense, net                                   (332)               (263)              (1,025)              (791)
   Other expense, net                                       (17)                (31)                 (66)               (75)
                                                ------------------   -----------------   -----------------  ------------------
                                                           (349)               (294)              (1,091)              (866)
                                                ------------------   -----------------   -----------------  ------------------

INCOME BEFORE INCOME TAX BENEFIT                            537                 790                2,030              2,188

INCOME TAX BENEFIT                                       10,783                   -               10,783                  -
                                                ------------------   -----------------   -----------------  ------------------

NET INCOME                                        $      11,320        $        790        $      12,813      $       2,188
                                                ==================   =================   =================  ==================

BASIC EARNINGS PER COMMON
   SHARE (1)                                      $        2.36        $       0.18        $        2.67      $        0.51
                                                ==================   =================   =================  ==================

DILUTED EARNINGS PER COMMON
   SHARE (1)                                      $        2.27        $       0.17        $        2.55      $        0.48
                                                ==================   =================   =================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
          Basic (1)                                   4,804,106           4,331,655            4,793,793          4,289,791
          Diluted (1)                                 4,988,958           4,718,635            5,029,818          4,544,077

(1) Share and per share amounts for the three and nine months ended September 30, 2001 have been restated for the ten percent stock dividend paid on July 5, 2002.


                                                  MEDTOX SCIENTIFIC, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share and per share data)
                                                        (Unaudited)

                                                                                             September 30,     December 31,
                                                                                                 2002             2001
                                                                                            ---------------  ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $    889         $     67
   Accounts receivable:
         Trade, less allowance for doubtful accounts ($1,553 in 2002 and $1,069 in 2001)            10,422            8,439
         Other                                                                                         307              181
                                                                                            ---------------  ---------------
             Total accounts receivable                                                              10,729            8,620
   Inventories                                                                                       3,872            3,897
   Prepaid expenses and other                                                                        1,337            1,617
   Deferred tax asset, net                                                                             767                -
                                                                                            ---------------  ---------------
             Total current assets                                                                   17,594           14,201
BUILDING, EQUIPMENT AND IMPROVEMENTS, net                                                           14,112           12,200
GOODWILL                                                                                            15,197           15,197
DEFERRED TAX ASSET, net                                                                             10,016                -
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $587 in 2002 and $187 in 2001            1,813            2,213
OTHER ASSETS                                                                                           345              345
                                                                                            ---------------  ---------------
TOTAL ASSETS                                                                                   $    59,077       $   44,156
                                                                                            ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                                                              $     5,066       $    2,914
   Accounts payable                                                                                  3,633            2,914
   Accrued expenses                                                                                  2,910            3,450
   Current portion of long-term debt                                                                 2,389            2,120
   Current portion of capital leases                                                                   105              223
                                                                                            ---------------  ---------------
             Total current liabilities                                                              14,103           11,621
LONG-TERM DEBT, net of current portion                                                               8,947            9,749
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion                                            202              266

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding              -                -
   Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding
         shares, 4,806,918 in 2002 and 4,746,732 in 2001                                               721              647
   Additional paid-in capital                                                                       80,613           75,199
   Deferred stock-based compensation                                                                  (545)            (463)
   Accumulated deficit                                                                             (44,788)         (52,584)
   Note receivable from related party                                                                    -             (103)
   Treasury stock                                                                                     (176)            (176)
                                                                                            ---------------  ---------------
             Total stockholders' equity                                                             35,825           22,520
                                                                                            ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $      59,077       $   44,156
                                                                                            ===============  ===============



                                              MEDTOX SCIENTIFIC, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    2002                   2001
                                                                              ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   12,813             $    2,188
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                     1,858                  1,800
      Provision for losses on accounts receivable                                         313                    229
      Deferred compensation                                                               254                    139
      Deferred income taxes                                                           (10,783)                     -
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (2,422)                (2,544)
         Inventories                                                                       25                   (379)
         Prepaid expenses and other current assets                                        280                   (150)
         Other assets                                                                      (2)                  (187)
         Accounts payable and accrued expenses                                            179                    (26)
         Accrued restructuring costs                                                        -                   (160)
                                                                              ----------------       ----------------
                Net cash provided by operating activities                               2,515                    910

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (3,163)                (7,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in checks written in excess of bank balances                                    -                     57
   Proceeds from note receivable from related party                                       103                      -
   Net proceeds from sale of common stock                                                 136                    294
   Net proceeds from legal settlement                                                       -                    628
   Net proceeds (payments) on revolving credit facility                                 2,152                   (559)
   Proceeds from long-term debt                                                         1,128                  7,400
   Principal payments on long-term debt                                                (1,867)                  (976)
   Principal payments on capital leases                                                  (182)                  (172)
                                                                              ----------------       ----------------
              Net cash provided by financing activities                                 1,470                  6,672
                                                                              ----------------       ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          822                   (213)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           67                    213
                                                                              ----------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      889             $        -
                                                                              ================       ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Non-cash activities:
          Additions to capital leases                                              $        -             $       75
   Cash paid for:
          Interest                                                                        971                    824

                             MEDTOX SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2001 financial statements to conform with the 2002 presentations.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Financial Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, will no longer record goodwill amortization of approximately $0.8 million per year. The Company completed the initial goodwill impairment test during the second quarter of 2002 and determined that there was no impairment of goodwill upon adoption of SFAS No. 142. The Company will perform its annual assessment of goodwill impairment pursuant to SFAS No. 142 in the fourth quarter. At September 30, 2002 and December 31, 2001 the Company had $15.2 million of goodwill which was related to the Laboratory Services segment.

The following table provides the comparable effects of the adoption of SFAS No. 142 for the three and nine months ended September 30, 2002 and September 30, 2001.


(In thousands, except per share data)
                                                  Three months ended               Nine months ended
                                                    September 30,                     September 30,
                                                  2002           2001             2002             2001
                                                  -----------------------------------------------------
Reported net income                              $11,320      $   790           $12,813       $   2,188
Add back goodwill amortization                         -          205                 -             617
                                                 -------      -------           -------       ---------
Adjusted net income                              $11,320      $   995           $12,813       $   2,805
                                                 =======      =======           =======       =========

Reported earnings per share - basic              $  2.36      $  0.18           $  2.67       $    0.51
Goodwill amortization                                  -         0.05                 -            0.14
                                                 -------      -------           -------       ---------
Adjusted earnings per share - basic              $  2.36      $  0.23           $  2.67       $    0.65
                                                 =======      =======           =======       =========

Reported earnings per share - diluted            $  2.27      $  0.17           $  2.55       $    0.48
Goodwill amortization                                -           0.04                -             0.14
                                                 -------      -------           -------       ---------
Adjusted earnings per share - diluted            $  2.27      $  0.21           $  2.55       $    0.62
                                                 =======      =======           =======       =========

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

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The adoption of this standard on January 1, 2002 did not have an effect on the Company's financial position or operating results.

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


NOTE B - SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. Services provided include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE(R)-II, PROFILE(R)-IIA, PROFILE(R)-ER, EZ-SCREEN(R), and VERDICT(R)-II.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income before income taxes as a segment's measure of profit or loss.

Segment Information
(In thousands)

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                                  2002         2001               2002          2001
                                                        ----------------------------     ----------------------------
Laboratory Services:
   Revenues                                                   $ 10,562     $  9,446           $ 30,439     $  28,741
   Interest expense                                                312          252                975           755
   Depreciation and amortization                                   565          558              1,714         1,703
   Segment income                                                  211          288                541         1,135
   Segment assets                                               42,034       34,660             42,034        34,660
   Capital expenditures for segment assets                         463          118              1,899         7,541


Product Sales:
   Revenues                                                   $  3,070     $  3,135           $  9,462      $  8,007
   Interest expense                                                 20           11                 50            36
   Depreciation and amortization                                    52           35                144            97
   Segment income                                                  326          502              1,489         1,053
   Segment assets                                                6,260        4,515              6,260         4,515
   Capital expenditures for segment assets                         391           93              1,264           254


Other:
   Deferred tax asset, net                                    $ 10,783     $      -           $ 10,783      $      -


Company:
   Revenues                                                   $ 13,632     $ 12,581           $ 39,901      $ 36,748
   Interest expense                                                332          263              1,025           791
   Depreciation and amortization                                   617          593              1,858         1,800
   Total segment income                                            537          790              2,030         2,188
   Total assets                                                 59,077       39,175             59,077        39,175
   Capital expenditures for total assets                           854          211              3,163         7,795


The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:
(In thousands)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                        2002         2001                 2002        2001
                                              ----------------------------      ---------------------------

Workplace drugs of abuse testing                   $   6,563      $ 6,289            $  19,502   $  19,554
Other specialty testing                                3,999        3,157               10,937       9,187
                                              ----------------------------      ---------------------------
                                                   $  10,562      $ 9,446            $  30,439   $  28,741
                                              ============================      ===========================

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:
(In thousands)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                        2002         2001                 2002        2001
                                              ----------------------------      ---------------------------

Substance abuse testing products                   $   2,641      $ 2,777             $  8,186     $ 6,908
Contract manufacturing services                          331          324                1,044         846
Agricultural diagnostic products                          98           34                  232         253
                                              ----------------------------      ---------------------------
                                                   $   3,070      $ 3,135             $  9,462     $ 8,007
                                              ============================      ===========================


NOTE C - INVENTORIES

Inventories consisted of the following:
(In thousands)
                                            September 30,       December 31,
                                                2002               2001
                                            -------------      -------------

Raw materials                               $   2,019          $   1,570
Work in process                                    51                414
Finished goods                                    514                460
Supplies, including off-site inventory          1,288              1,453
                                            -------------      -------------
                                            $   3,872          $   3,897
                                            =============      =============

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:
(Dollars in thousands, except per share amounts)

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                                2002       2001 (1)         2002       2001 (1)
                                            ----------   ----------     ----------   ----------
Net income (A)                              $   11,320   $      790     $   12,813   $    2,188
                                            ==========   ==========     ==========   ==========
Weighted average number of basic
    common shares outstanding (B)            4,804,106    4,331,655      4,793,793    4,289,791
Dilutive effect of stock options and
    warrants computed based on the
    treasury stock method using average
    market price                               184,852      386,980        236,025      254,286
                                            ----------   ----------     ----------   ----------
Weighted average number of diluted
    common shares outstanding (C)            4,988,958    4,718,635      5,029,818    4,544,077
                                            ==========   ==========     ==========   ==========
Basic earnings per common share (A/B)       $     2.36   $     0.18     $     2.67   $     0.51
                                            ==========   ==========     ==========   ==========
Diluted earnings per common share (A/C)     $     2.27   $     0.17     $     2.55   $     0.48
                                            ==========   ==========     ==========   ==========


Options and warrants to purchase 978,359, 915,565, 17,902, and 927,754 shares of common stock were outstanding during the three and nine months ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

(1) Share and per share amounts for the three and nine months ended September 30, 2001 have been restated for the ten percent stock dividend paid on July 5, 2002.


NOTE E - INCOME TAX BENEFIT

At December 31, 2001, the Company had net operating loss carryforwards (NOL) of approximately $32.0 million, which are available to offset taxable income through 2014. Management previously established a valuation allowance with respect to these tax loss carryforwards and other temporary differences, as management had determined that it was more likely than not that the tax benefits of these tax assets would not be realized. At December 31, 2001, the valuation allowance was $13.9 million. At September 30, 2002, based on a review of various financial factors, including the Company's recent historical performance and projected future results, management determined that it is more likely than not that $10.8 million of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $10.8 million, resulting in a net deferred tax asset of $10.8 million as of September 30, 2002, and a net income tax benefit of $10.8 million (or $2.16 and $2.14 per diluted share) for the three and nine months ended September 30, 2002, respectively.

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

The Company has two reportable segments: "Laboratory Services" conducted by the Company's wholly owned subsidiary, MEDTOX Laboratories, Inc. and "Products Sales" conducted by the Company's wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry and heavy metal analyses as well as logistics, data, and overall program management services. Product Sales include sales of a variety of point-of-collection (POC) screening devices for therapeutic drugs and drugs of abuse. For the three and nine months ended September 30, 2002, Laboratory Services revenue accounted for 77.5% and 76.3%, respectively, of the Company's revenues, compared with 75.1% and 78.2% for the same periods in 2001. Revenue from Product Sales accounted for 22.5% and 23.7% of the total revenues of the Company for the three and nine months ended September 30, 2002, respectively, compared with 24.9% and 21.8% for the same periods in 2001.


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

The Company's critical accounting policies are as follows:

Accounts  Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's general expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company's consolidated trade accounts receivable balance as of September 30, 2002 was $10.4 million, net of allowance for doubtful accounts of $1.6 million.

Off-Site Supplies Inventory:
Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services' customers to submit specimens for testing services. At September 30, 2002, off-site inventory was $0.7 million. The process for estimating off-site inventory involves significant assumptions and judgments. The estimate is based on the historical average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company adopted SFAS No. 142 on January 1, 2002. According to the provisions of SFAS No. 142, the Company assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with previous acquisitions. The Company recorded approximately $0.2 million and $0.6 million of goodwill amortization during the three and nine months ended September 30, 2001, respectively, and would have recorded approximately $0.2 million and $0.6 million of goodwill amortization during the same periods of 2002, without the adoption of SFAS No. 142. In lieu of amortization, the Company performed the initial impairment review of goodwill during the second quarter of 2002 and will be required to perform such a review at least annually thereafter. The Company determined that there was no impairment of goodwill upon adoption of SFAS No. 142. As of September 30, 2002, the Company had unamortized goodwill of $15.2 million. As of September 30, 2002, the Company had other identifiable intangible assets of $1.8 million. Amortization expense of other identifiable intangible assets was approximately $134,000, $403,000, $9,000, and $27,000 during the three and nine months ended September 30, 2002 and September 30, 2001 respectively.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. As of December 31, 2001, the Company has recorded a full valuation allowance of $13.9 million due to uncertainties related to the Company's ability to utilize the net deferred tax assets, primarily consisting of certain net operating losses (NOL) carried forward, before they expire. At September 30, 2002, based on a review of various financial factors, including the Company's recent historical performance and projected future results, management determined that it is more likely than not that $10.8 million of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $10.8 million, resulting in a net income tax benefit of $10.8 million for the three and nine months ended September 30, 2002, and a net deferred tax asset of $10.8 million as of September 30, 2002. The $10.8 million tax benefit and related deferred tax asset are reported in the consolidated statements of operations for the three and nine month periods ending September 30, 2002 and consolidated balance sheet as of September 30, 2002. In the future, subsequent revisions to the estimated net realizable value of the net deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOL is completely utilized.


Results of Operations

Revenues for the third quarter of 2002 increased 8% over the third quarter of 2001, driven by strong specialty laboratory volume as well as continued success in acquiring new laboratory clients. Selling, general, and administrative expenses as a percentage of sales were higher in the third quarter of 2002, reflecting increased sales and marketing efforts and increased spending in client service support for clinical trial services. The Company also recorded a $10.8 million non-cash tax benefit as part of net income for the third quarter of 2002. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Operations:




                                                  Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                  2002          2001          2002         2001
-------------------------------------------------------------------------------------------------

   Revenues                                      100.0%        100.0%        100.0%       100.0%
   Cost of revenues                               60.7          60.3          59.5         61.4
                                                 ------        ------        ------       ------
   Gross margin                                   39.3          39.7          40.5         38.6
   Operating expenses:
     Selling, general, and administrative         30.4          28.5          30.4         27.7
     Research and development                      2.4           2.6           2.3          2.6
                                                 ------        ------        ------       ------
                                                  32.8          31.1          32.7         30.3
   Other expense, primarily interest               2.6           2.3           2.7          2.3
                                                 ------        ------        ------       ------
   Income before income tax benefit                3.9           6.3           5.1          6.0
   Income tax benefit                             79.1             -          27.0            -
                                                 ------        ------        ------       ------
   Net income                                     83.0%          6.3%         32.1%         6.0%
                                                 ======        ======        ======       ======


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

Revenues increased 8% to $13.6 million for the three months ended September 30, 2002, driven by a $1.1 million, or 12% increase in Laboratory Services revenues. Product Sales revenues in the third quarter were even with the prior year period, reflecting a slight drop in sales of substance abuse testing products, partially offset by a slight increase in sales of agricultural diagnostic products.

The Laboratory Services segment benefited from a 27% increase in specialty laboratory services revenues due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. Specimen volume from the Company's occupational health and corporate clients increased 5%, reflecting the Company's continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE(R)-II, PROFILE(R)-ER, PROFILE-IIA(R) and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, declined 5% to $2.6 million in the third quarter of 2002. Sales of PROFILE(R)-II devices to existing workplace clients were down from last year and continue to be impacted by the reduction in nationwide hiring. However, continuing success in acquiring new client relationships and gaining market share has helped to mitigate the negative impact of lower volumes from existing clients. Sales of PROFILE(R)-II ER and the Company's new PROFILE(R)-IIA devices continue to grow and have increased more than $780,000 over the same quarter last year. The PROFILE(R)-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The PROFILE(R)-IIA device, introduced in
October 2001, screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants. In the VERDICT(R)-II product line, sales to government clients for probation, parole and rehabilitation were down 24% from the prior year period, primarily due to reductions in state budgets. In 2001, the strong economy created surplus budget dollars with which large government orders were initiated at their fiscal year-end, which is in the Company's third quarter. As the fourth quarter begins and new government budgets are in place, ordering patterns are recovering.

Product sales from agricultural diagnostic products increased $64,000 to $98,000 million primarily as a result of increased purchases by the U.S. Department of Agriculture (USDA) for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products were $0.3 million in the quarter, up 2% from the prior year period.

Gross profit

Consolidated gross margin declined slightly to 39.3% of revenues for the three months ended September 30, 2002 compared to 39.7% of revenues for the same period of 2001, reflecting a drop in Product Sales gross margin, partially offset by improvement in Laboratory Services gross margin.

Laboratory Services gross margin was 32.7% of revenues for the three months ended September 30, 2002, up from 29.0% of revenues for the same period in 2001. This improvement was primarily attributable to the Company's continued focus on higher margin specialty laboratory testing services. Gross margin from Product Sales declined to 61.6% of revenues for the three months ended September 30, 2002 from 72.0% of revenues in the comparable period of 2001, and was impacted by product mix factors and favorable manufacturing variances in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.1 million, or 30.4% of revenues in the third quarter of 2002, compared to $3.6 million or 28.5% of revenues in the third quarter of 2001. The increase was primarily due to increased sales and marketing expenses related to acquiring new business and increased spending in client service support for clinical trial services.

Other expense

Other expense, consisting primarily of interest expense, increased 19% in the third quarter of 2002, reflecting higher average debt levels, partially offset by lower interest rates.

Income before income tax benefit

In the three months ended September 30, 2002, the Company recorded income before income tax benefit of $0.5 million, compared to $0.8 million in the same period of 2001. The decline in income was caused primarily by increased selling, general, and administrative expenses, partially offset by an 8% increase in consolidated revenues

Laboratory Services income before income tax benefit of $0.2 million for the three months ended September 30, 2002 was down slightly from the $0.3 million recorded in the prior year period. The slight decline was primarily attributable to increased sales and marketing expenses and increased spending in client service support for clinical trial services, as well as higher interest expense, partially offset by increased revenues and an improved gross margin.

Product Sales income before income tax benefit was $0.3 million for the three months ended September 30, 2002 compared to $0.5 million for the same period of 2001. This decline was primarily caused by a reduced gross margin.

Income tax benefit

As of December 31, 2001, the Company had recorded a full valuation allowance of $13.9 million due to uncertainties related to the Company's ability to utilize the net deferred tax assets, primarily consisting of certain net operating losses (NOL) carried forward, before they expire. At September 30, 2002, based on a review of various financial factors, including the Company's recent historical performance and projected future results, management determined that it is more likely than not that $10.8 million of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $10.8 million, resulting in a net income tax benefit of $10.8 million for the three months ended September 30, 2002, and a net deferred tax asset of $10.8 million as of September 30, 2002. The $10.8 million tax benefit and related deferred tax asset are reported in the consolidated statement of operations for the three month period ending September 30, 2002 and consolidated balance sheet as of September 30, 2002. In the future, subsequent revisions to the estimated net realizable value of the net deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOL is completely utilized.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

Revenues increased 9% to $39.9 million for the nine months ended September 30, 2002, driven by a $1.7 million, or 6% increase in Laboratory Services revenues and a $1.5 million, or 18% increase in Product Sales revenues.

The growth in Laboratory Services revenues was driven by a 19% increase in revenues from the Company's specialty laboratory services due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. This positive trend was slightly offset by a 1% drop in specimen volume from the Company's occupational health and corporate clients, reflecting the impact of the slowing economy and lower levels of employment hiring. However, this impact has been partially mitigated by the Company's continued success in acquiring new client relationships and gaining market share.

The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products and contract manufacturing services, partially offset by decreased sales of agricultural diagnostic products. Product sales from substance abuse testing products, which incorporates the PROFILE(R)-II, PROFILE(R)-ER, PROFILE-II(R)A and VERDICT(R)-II on-site test kits and other ancillary products for the detection of abused substances, increased $1.3 million to $8.2 million in the first nine months of 2002. This growth reflected strong sales in the PROFILE-ER(R) and PROFILE-IIA(R) product lines. However, sales of PROFILE(R)-II devices to existing workplace clients were down from last year and continue to be impacted by the reduction in nationwide hiring. In the VERDICT-II(R) product line, sales to government clients for probation, parole and rehabilitation were up 9% over the first nine months of last year, despite the softness in the third quarter due to reductions in state budgets.

Sales of contract manufacturing services, microbiological and associated products increased 23% to $1.1 million, reflecting increased revenues from both historical customers and new customers. Product sales from agricultural diagnostic products decreased 8% to $0.2 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company's products. The USDA's needs for the Company's products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross profit

Consolidated gross margin improved to 40.5% of revenues for the nine months ended September 30, 2002 compared to 38.6% of revenues for the same period of 2001, reflecting improvement in Laboratory Services gross margin as well as the continuing shift in the Company's business mix toward Product Sales at significantly higher margins. This improvement was partially offset by a slight drop in Product Sales gross margin.

Laboratory Services gross margin was 33.7% of revenues for the nine months ended September 30, 2002, up from 31.5% of revenues for the same period in 2001. This improvement was primarily attributable to the Company's continued focus on higher margin specialty laboratory testing services. Gross margin from Product Sales declined slightly to 62.6% of revenues for the first nine months of 2002 from 64.0% of revenues in the comparable period of 2001, and was impacted by product mix factors and favorable manufacturing variances in the third quarter of 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.2 million, or 30.4% of revenues in the first nine months of 2002, compared to $10.2 million or 27.7% of revenues in same period of 2001. The increase was primarily due to increased sales and marketing expenses related to acquiring new business and increased spending in client service support for clinical trial services.

Research and development expenses

Research and development expenses decreased 5% in the first nine months of 2002, reflecting a slight planned reduction in spending for the development of new products for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense, consisting primarily of interest expense, increased 26% in the first nine months of 2002, reflecting higher average debt levels, partially offset by lower interest rates.

Income before income tax benefit

In the nine months ended September 30, 2002, the Company recorded income before income tax benefit of $2.0 million, compared to $2.2 million in the same period of 2001. The decline in income was caused primarily by increased selling, general, and administrative expenses, partially offset by a 9% increase in consolidated revenues and an improved gross margin.

Laboratory Services income before income tax benefit was $0.5 million for the nine months ended September 30, 2002 compared to $1.1 million in the same period of 2001. The decline in income was primarily attributable to increased sales and marketing expenses as well as higher interest expense, partially offset by increased revenues and an improved gross margin.

Product Sales income before income tax benefit was $1.5 million for the nine months ended September 30, 2002 compared to $1.1 million in the same period of 2001. This improvement was primarily driven by the growth in sales.

Income tax benefit

As of December 31, 2001, the Company had recorded a full valuation allowance of $13.9 million due to uncertainties related to the Company's ability to utilize the net deferred tax assets, primarily consisting of certain net operating losses (NOL) carried forward, before they expire. At September 30, 2002, based on a review of various financial factors, including the Company's recent historical performance and projected future results, management determined that it is more likely than not that $10.8 million of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $10.8 million, resulting in a net income tax benefit of $10.8 million for the nine months ended September 30, 2002, and a net deferred tax asset of $10.8 million as of September 30, 2002. The $10.8 million tax benefit and related deferred tax asset are reported in the consolidated statement of operations for the nine month period ending September 30, 2002 and consolidated balance sheet as of September 30, 2002. In the future, subsequent revisions to the estimated net realizable value of the net deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOL is completely utilized.


Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2002 compared to $0.9 million in the same period of 2001.

Net cash used in investing activities, consisting of capital expenditures, was $3.2 million for the nine months ended September 30, 2002 compared to $7.8 million in the same period of 2001. In March of 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company's laboratory segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million.

Net cash provided by financing activities of $1.5 million for the nine months ended September 30, 2002 primarily represented net proceeds from the revolving credit facility. Net cash provided by financing activities of $6.7 million in the first nine months of 2001 was principally associated with proceeds received under the mortgage loan discussed above and the Company's credit agreement for the purchase of capital equipment.

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

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of September 30, 2002, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations, its line of credit and capex note to fund its future working capital and asset purchases. The amount of credit on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with the level of accounts receivable. As of September 30, 2002, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $5.1 million was borrowed, leaving a net availability of $0.9 million as of September 30, 2002.

In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company's planned operations for the next twelve months. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond the next twelve months, the Company believes that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding the operations of the Company for the long term.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates. During 2001 and through September 30, 2002, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

As of September 30, 2002 and December 31, 2001, the Company had $1.05 million and $100,000 of subordinated notes outstanding at fixed interest rates of 10% and 8.5%, respectively. In addition, at September 30, 2002 and December 31, 2001, the Company had a $6.0 million and $6.1 million mortgage loan payable to Principal Life insurance Company, respectively, at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The Company also had capital leases at various fixed rates. These financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $8.7 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of September 30, 2002 and December 31, 2001, respectively. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its line of credit and long-term debt due to its variable prime rate pricing. At September 30, 2002 and December 31, 2001, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.


Item 4            EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

(a)      Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)      Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.   Inapplicable

ITEM 2   CHANGES IN SECURITIES.  Inapplicable

ITEM 3   DEFAULTS ON SENIOR SECURITIES.  Inapplicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
         Inapplicable

ITEM 5   OTHER INFORMATION.  Inapplicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits:

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C
                  Section 1350
         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C
                  Section 1350


         b.       Reports on Form 8-K:

         On July 23, 2002, the Company filed a Form 8-K announcing record revenues and net income for the second quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Signature                       Title                          Date

/s/ Richard J. Braun   President, Chief Executive Officer,     November 14, 2002
--------------------   and Chairman of the Board of Directors
Richard J. Braun       (Principal Executive Officer)



/s/ Kevin J. Wiersma   Vice President, Chief Operating Officer November 14, 2002
--------------------   and Chief Financial Officer (Principal
Kevin J. Wiersma       Financial Officer)


/s/ James D. Hanzlik   Director of Finance/Controller          November 14, 2002
--------------------   (Principal Accounting Officer)
James D. Hanzlik

                                 CERTIFICATIONS

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

   I, Richard J. Braun, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of MEDTOX Scientific, Inc.:

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 14, 2002            By:   /s/ Richard J. Braun
                                            -----------------------
                                            Richard J. Braun
                                            Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

   I, Kevin J. Wiersma, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of MEDTOX Scientific, Inc.:

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 14, 2002                By:   /s/ Kevin J. Wiersma
                                                -----------------------
                                                Kevin J. Wiersma
                                                Chief Financial Officer