Form 10-K
period 2002-12-31
MEDTOX SCIENTIFIC INC
filed 2003-03-31
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-11394

MEDTOX SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)
Delaware	95-3863205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 West County Road D, St. Paul, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 636-7466

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.15 per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

The aggregate market value of Common Stock of the Registrant, $.15 par value (“Common Stock”), held by non-affiliates of the Registrant was approximately $41,426,000 as of June 28, 2002 (the last business day of the Registrant’s most recently completed second quarter), based upon a price of $10.31 which price was equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 24, 2003, was 4,921,212.

MEDTOX SCIENTIFIC, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2002

Table of Contents

ITEM NO.
Part I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

10.	Directors and Executive Officers
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures

Part IV

15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Signatures

Certifications

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward- looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act.  Forward- looking statements are beyond the ability of the Company to control, and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward- looking statements.

ITEM 1.                                                     BUSINESS.

1.                                      General.

MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation.  MEDTOX  Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as “the Company.”  The Company is engaged primarily in two distinct, but very much related businesses.  The business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota, and the business of manufacturing and distribution of diagnostic devices is executed by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina.  For the year ended December 31, 2002, sales from the forensic and clinical laboratory services conducted by MEDTOX Laboratories, Inc. accounted for 76% of the Company’s revenues.  Revenue from the manufacture and distribution of diagnostic devices and other similar products, including some contract manufacturing conducted by MEDTOX Diagnostics, Inc., accounted for 24% of the total revenues of the Company for the year ended December 31, 2002.

2.                                      Principal Services, Products, and Markets.

General.  The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services.  Product Sales include sales of a variety of on-site screening products and contract manufacturing.  For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements.

Laboratory Services

A.                                Employment Drug Testing Laboratory Services.  The primary source of revenue for the Company is derived from the provision of laboratory testing services for the identification of drugs of abuse.  These tests are conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry and high performance liquid chromatography with tandem mass spectrometry (LC/MS/MS).  MEDTOX Laboratories, Inc. was one of the charter laboratories to be certified by the federal government to perform drug testing of employees covered by the Federal Workplace Drug Testing Guidelines.  The Company pioneered security and chain of custody procedures, including sample bar coding and automated sample handling as well as specific confirmation methods that assist in maintaining specimen integrity and the accuracy and confidentiality of test results.

The Company’s customers for substance abuse testing include public and private corporations.  In addition to public and private corporations, substance abuse testing is also conducted on behalf of service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

B.                                    Clinical Toxicology.  The Company has a fully certified clinical toxicology reference laboratory specializing in esoteric therapeutic drug monitoring and emergency toxicology.  The tests performed in the clinical laboratory are conducted using methodologies such as various immunoassays, gas liquid chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.  The Company performs analytical testing for a wide variety of drug classes including: analgesic, antianxiety, anticholinergic, anticoagulant, anticonvulsant, antidepressant, antidiabetic, antiemetic, antihistamine, antiinflammatory, antimicrobial, antipsychotic, bronchodilator, cardiovascular, stimulant, decongestant, immunosuppressant, local anesthetic, muscle relaxant, narcotic analgesic, and sedative medications.

The Company’s clients for this market consist of hospitals, clinics and other laboratories.  Laboratory specimens are delivered to the Company from clients throughout the country by the Company’s own couriers, contracted delivery services and commercial overnight couriers.

C.                                    Clinical Testing for the Pharmaceutical Industry.   The Company provides laboratory testing for Phase I-IV clinical trials, including general laboratory services, assay development, bio-analytical and pharmacokinetic testing.  These tests are performed in the Company’s clinical and GLP- bioanalytical laboratories and are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.

The Company’s clients for this market are clinical trial sponsors (Pharmaceutical and Biotech Companies), Clinical Research Organizations (CRO’s), Site Management Organizations, and Clinical Trials sites.

D.                                    Heavy Metal, Trace Element, and Solvent Analyses.  The Company operates a laboratory in which blood and urine are tested for heavy metals, trace elements, and solvents.  The tests are performed using methodologies such as inductively coupled plasma-mass spectrometry, and head space-gas chromatography.

The Company’s clients for this market are other laboratories, occupational health clinics, companies that are required to comply with OSHA guidelines for monitoring occupational exposure to hazardous materials, and pediatricians who test children for exposure to lead.

E.                                      Logistics, Data, and Program Management Services.  The Company also provides services in the areas of logistics management, data management, and program management.  These services support the Company’s underlying business of laboratory analysis and provide added value to its clients.  Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of our WEBTOX internet-based reporting system.

Product Sales

The Company has taken a leadership role in the development and distribution of diagnostic drug screening devices.  The demand for fast, inexpensive screening technology that detects the presence of a number of substances in human urine, blood samples and other biological specimens continues to increase.

In 2001, the Company brought to market the seven-panel PROFILE®-II and the PROFILE®-II LFAS, a five-panel device with an “on-board” lateral flow adulteration strip.  The adulteration strip tests for pH, specific gravity, gluteraldehyde, nitrites and a variety of oxidants.

In July 2000, the Company filed a 510(k) with the FDA for an additional test strip that includes benzodiazepines, barbiturates, methadone and TCA (tricyclic antidepressants).  The Company received pre-marketing approval for this strip in early 2001, incorporated this test strip with the PROFILE®-II test strip, and created the PROFILE®-II ER, a dual-window device that can test for nine substances in a single device.  The PROFILE®-II ER is marketed primarily to hospital laboratories.

In 1998, the Company received FDA 510(k) clearance on the first of its second-generation on-site test products, PROFILE®-II.  PROFILE®-II is a five-drug, lateral flow device that detects drugs-of-abuse in human urine. This single-step, immunoassay device has been combined with the Company’s data delivery system and laboratory confirmation capability to produce the PROFILE®-II Test System. This integrated, on-site testing system is currently marketed to occupational health clinics, corporate clients, third party administrators, and drug abuse counseling and treatment centers.

The Company also manufactures and distributes the VERDICT®-II line of diagnostic drug screening products within the criminal justice, temporary service and drug rehabilitation markets.  These devices are sold in multiple assay configurations, providing clients with flexibility in terms of drug panel options and potential cost savings.

The Company continues to market the EZ-SCREEN® tests. These tests are qualitative assays utilized in agricultural diagnostics to detect mycotoxins and antibiotic residues.  Mycotoxins are hazardous substances produced by fungal growth and frequently contaminate corn, wheat, rye, barley, peanuts, tree nuts, cottonseed, milk, rice, and livestock feeds.  The EZ-SCREEN® agridiagnostic tests are marketed to regulatory authorities and producers of foodstuffs and feeds.

The Company distributes diagnostic tests for the detection of alcohol with the EZ-SCREEN® Breath Alcohol Test.  The test consists of a small tube containing chemically treated crystals that change color in the presence of alcohol.  The Company purchases the EZ-SCREEN® Breath Alcohol Test through a distribution agreement.

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

The Company has expanded its sales effort in the pharmaceutical market by offering testing services for Phase I-IV clinical trials and working with sponsors and Contract Research Organizations (CROs) on assay development and bio-analytical and pharmacokinetic studies.  In addition, the Company has begun to market clinical chemistry testing services to clinics, hospitals and physician offices on a regional basis.  With the acquisition of Leadtech in October 2001, the Company expanded its presence in the pediatric lead testing market.

Major Customers.  The Company had no single customer whose sales amounted to more than 10% of consolidated revenues during the year ended December 31, 2002.

4.                                      New Products, Research and Development.

Laboratory Services.  The research and development group for Laboratory Services develops assays for new drugs and compounds, develops new assays for existing drugs and other toxins, and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity, and efficiency.    This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats.  Numerous new laboratory-based assays were developed during 2002 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS).  These activities continue to enhance the

Company’s test menu and realize efficiencies of new technologies.  A significant effort in 2002 was invested in the development of new tests and markers for the pharmaceutical industry and clinical trials.

The clinical toxicology laboratory menu was further expanded in 2002 to encompass additional diagnostic testing focused in specific areas such as bone metabolism and renal disease.  These new tests are offered both as a part of the routine test menu and as an adjunct to clinical trials testing.  Significant effort was also expended on the continued transfer of current technology to state of the art LC/MS/MS methodology.  Development of multi-component assays with enhanced sensitivity and specificity continues to improve the efficiency and strengthen the market position of this core business unit.

Product Sales.

The Company continues to develop new and innovative products and services while expanding its test menu to meet the demands of both the drug testing and clinical markets. In 2002, the Company expanded the number of diagnostic product configurations to a total of 47, and added new device configurations to the ER, corporate and government markets.

Research and Development Expenses.  The Company incurred costs of $1.2 million, $1.3 million, and $1.1 million for research and development activities in 2002, 2001, and 2000, respectively.

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

6.                                      Patents, Trademarks, Licensing and Other Proprietary Information.

Laboratory Services.  The Company believes that the basic technologies requisite to the production of antibodies are in the public domain and are not patentable.  The Company intends to rely upon trade secret protection of certain proprietary information, rather than patents, where it believes disclosure could cause the Company to be vulnerable to competitors that could successfully replicate the Company’s production and manufacturing techniques and processes.

Product Sales.  The Company was issued a patent on the system that it developed which integrates on-site scientific analysis with state-of-the-art data collection and delivery.  The system is currently being utilized with the Company’s PROFILE®-II and VERDICT®-II products.

The Company holds nine issued United States patents, with eight relating to on-site testing technology.  Seven of these patents generally form the basis for the EZ-SCREEN® and one-step technologies, which include PROFILE®-II and VERDICT®-II products.  The other patent relates to methods of utilizing whole blood as a sample medium on its immunoassay devices.  Applications have also been made for additional patents.

Of the seven U.S. patents mentioned above which generally form the basis for the EZ-SCREEN® and one-step technologies, one expires in 2004, two expire in 2007, one expires in 2009,  two expire in 2010 and one expires in 2013.  The patent relating to the methods of utilizing whole blood as a sample medium expires in 2012.

There can be no guarantee that there will not be a challenge to the validity of one or more of the patents.  In the event of such a challenge, the Company might be required to spend significant funds to defend its patents, and there can be no assurance that the Company would be successful in any such action.

General.  As of December 31, 2002, the Company held 12 registered trade names and/or trademarks in reference to its products and corporate names.  The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2003 to 2009.  Applications have also been made for additional trade names.

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

8.                                      Backlog.

Laboratory Services.  There exists a delay in recognition of revenues when setting up new accounts for Laboratory Services.  The time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months.  The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the Company, the requirement to ship out collection kits and forms, and the establishment of a collection site network.  At December 31, 2002, the Company had several accounts which were in the process of being set up where revenues are not expected to be realized until 2003.

Product Sales.  At December 31, 2002, MEDTOX Diagnostics, Inc. did not have any significant backlog.  The Company does not believe that sales backlog is a significant factor in the Product Sales segment of its business.

9.                                      Competition.

Laboratory Services.  As of December 31, 2002, 56 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925). Competitors and potential competitors include forensic testing units of large clinical laboratories and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

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

The Company’s ability to successfully compete in the future and maintain its margins will be based on its ability to maintain its quality and customer service strength while maintaining efficiencies and low operating costs.  There can be no assurance that price competitiveness will not increase in importance as a competitive factor in the laboratory testing business.

Product Sales.  The diagnostics market has become highly competitive with respect to the price, quality and ease of use of various tests, and is characterized by rapid technological and regulatory changes.  The Company has designed its on-site tests as inexpensive and for use by unskilled personnel, and has not endeavored to compete with laboratory-based systems.  Numerous large companies with greater research and development, marketing, financial, and other capabilities, as well as smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which the Company produces its products.

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

2.                                       Food and Drug Administration (FDA).  Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States.   The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device.  This data is generated by performing clinical studies comparing the results obtained using the Company’s device to those obtained using an existing test product.  Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days.  To date, the Company has received 510(k) clearance for 1816 different products.  Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

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

As an accredited laboratory performing testing for clinical trials, the laboratory is subject to FDA regulations including Good Laboratory Practices (GLP) and related requirements.

3.                                       Centers for Medicare and Medicaid Services (CMS) formerly Health Care Financing Administration (HCFA).  The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity.  A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission.  The EZ-SCREEN®, PROFILE®, PROFILE® II, VERDICT® and VERDICT® II drugs of abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex.  The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales.  MEDTOX Laboratories, Inc. is a CLIA licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP).

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

5.                                       Additional Laboratory Regulations.  The laboratories of MEDTOX Laboratories, Inc. and certain of its laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which it conducts business.  Federal, state and local laws and regulations require MEDTOX Laboratories, Inc., among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs.  In addition, the laboratories are subject to a number of other federal, state, and local requirements that provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory.  The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited. As applicable federal and state regulations become final and effective it is the Company’s policy to be in compliance with these laws, such as the HIPAA Final Privacy Rule safeguarding the privacy and confidentiality of patient’s protected health information.

The laboratory receives and uses small quantities of hazardous chemicals and radioactive materials in its operations and is licensed to handle and dispose of such chemicals and materials.  Any business handling or disposing of hazardous and radioactive waste is subject to potential liabilities under certain of these laws.

11.                               Product and Professional Liability.

Laboratory Services.  The Company’s laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims.  The Company’s laboratories have maintained continuous professional and general liability insurance since 1984.  The insurance policy covers those amounts the Company is legally obligated to pay for damages resulting from a medical incident, which arises out of a failure to render professional services.  To date, the Company has not paid any material dollar amounts for claims of this type and no material professional service claims are currently pending.

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

12.                               Employees.

As of December 31, 2002, the Company had a total of 473 full-time employee equivalents as compared to 455 full-time employee equivalents at December 31, 2001.  Of the 473 employees, 414 work for MEDTOX Laboratories, Inc., while the remaining 59 work for MEDTOX Diagnostics, Inc.

The Company’s employees are not covered by any collective bargaining agreements and the Company has not experienced any work stoppages. The Company believes that it maintains good relations with its employees.

ITEM 2.                                                     PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of the Company’s business are located primarily in a 53,576 square foot facility in St. Paul, Minnesota.  Until March 16, 2001, the Company leased this space.  On March 16, 2001 the Company purchased the entire three building complex with a total of 129,039 square feet, which included the 53,576 square feet utilized by the Company’s Laboratory Services segment.  The purchasing entity was New Brighton Business Center LLC, a wholly owned limited liability company, established by the Company for the sole purpose of purchasing the entire three building complex.  The facility includes other commercial tenants that have individual leases that range from three years to less than one year in duration.  In 2002, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $669,000.  In addition, effective September 1, 2001, the Laboratory Services segment entered into a seven-year lease for 30,000 square feet to be used in connection with its courier business and also as additional warehouse and shipping space.  This building is a special purpose facility and enables the Company to store its vehicles indoors, when appropriate, and to perform routine maintenance of the vehicles. The annual base rent on this second facility, exclusive of operating expenses is currently $132,000 per year.

The operations for the Product Sales segment of the Company’s business are located in Burlington, North Carolina where the Company maintains the offices, research and development laboratories, production operations, and warehouse for MEDTOX Diagnostics, Inc.  In March 2001, the Company entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses.  Effective February 1, 2003, the Company entered a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building.  The additional space will be used for warehousing and distribution and has monthly base rent of $9,400 exclusive of operating expenses.  The Company intends to convert the month-to-month lease to a long-term lease within the next several months.

The Burlington facilities have always been owned and leased to the Company by Dr. Samuel C. Powell, a member of the Board of Directors of the Company.

The Company believes it is renting these facilities in Burlington on terms as favorable as those available from third parties for equivalent premises.

The Company believes that its existing facilities are adequate for the purposes being used to accommodate its product development, and manufacturing and laboratory testing requirements.

ITEM 3.                                                     LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

Since September 27, 1993, the Company’s common stock has been listed on the American Stock Exchange and is currently trading under the symbol “TOX”.  As of March 24, 2003, the number of holders of record of the Common Stock was 2,207.  The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for the common stock, as reported by the American Stock Exchange.  The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the 10% stock dividends paid on July 5, 2002 and November 9, 2001.

	High	Low	Close*
2002:
First Quarter	$11.36	$8.64	$9.45
Second Quarter	12.10	9.45	10.31
Third Quarter	10.45	6.70	7.25
Fourth Quarter	8.40	5.06	6.61

2001:
First Quarter	$7.44	$4.85	$6.61
Second Quarter	10.53	5.99	10.12
Third Quarter	12.69	7.60	9.95
Fourth Quarter	14.32	9.42	10.27

*Closing price as of the last day of the calendar quarter

No cash dividends have been declared or paid by the Company since its inception and management of the Company has no plans to pay a cash dividend in the foreseeable future.  The Company’s financial covenants under its debt instrument may effectively preclude the Company from paying cash dividends without approval.

In September 1998, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right (Right) for each share of common stock then outstanding.  Subsequent to that date the Company maintains a plan in which one Right exists for each common share of the Company.  These Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding common stock.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the related consolidated financial statements, related notes, and other financial information.

(In thousands, except share and per share data)	2002	2001	2000	1999	1998

STATEMENT OF OPERATIONS DATA:
Revenues	$52,024	$49,084	$42,880	$35,003	$29,575
Cost of revenues	31,476	29,637	27,847	22,749	20,360
Selling, general, and administrative	16,317	14,436	15,480	9,348	8,974
Research and development	1,217	1,292	1,123	834	1,153
Restructuring costs	—	—	—	(164)	712
Other expense, net	1,427	1,221	991	817	673
Income tax benefit	10,150	—	—	—	—
Net income (loss)	$11,737	$2,498	$(2,561)	$1,419	$(2,297)

Basic earnings (loss) from operations per common share	$2.45	$0.57	$(0.67)	$0.40	$(0.66)
Diluted earnings (loss) from operations per common share	$2.34	$0.54	$(0.67)	$0.39	$(0.66)

Weighted average number of shares outstanding:
Basic	4,798,098	4,401,950	3,802,531	3,511,526	3,501,013
Diluted	5,011,330	4,614,152	3,802,531	3,611,980	3,501,013

BALANCE SHEET DATA:
Total assets	$58,055	$44,156	$30,024	$26,271	$24,600
Long-term obligations	9,007	10,015	2,898	2,146	2,301
Total stockholders’ equity	34,884	22,520	15,410	12,790	11,326

SEGMENT DATA:
Net revenues:
Laboratory Services	$39,673	$37,990	$34,797	$31,012	$27,070
Product Sales	12,351	11,094	8,083	3,991	2,505
Total net revenues	$52,024	$49,084	$42,880	$35,003	$29,575
Segment income (loss) before income taxes:
Laboratory Services	$(48)	$759	$(3,374)	$1,440	$(1,391)
Product Sales	1,635	1,739	813	(21)	(906)
Total segment income (loss) before income taxes	$1,587	$2,498	$(2,561)	$1,419	$(2,297)
Assets:
Laboratory Services	$42,186	$39,358	$26,498	$24,269	$23,289
Product Sales	6,532	4,798	3,526	2,002	1,311
Corporate (unallocated)	9,337	—	—	—	—
Total assets	$58,055	$44,156	$30,024	$26,271	$24,600

All share and per share amounts have been restated for the 10% stock dividends paid on July 5, 2002 and November 9, 2001.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986 to succeed the operations of a predecessor California corporation.  MEDTOX  Scientific, Inc. and its wholly-owned subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as “the Company”.  The Company is engaged primarily in two distinct, but very much related businesses.  The business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota, and the business of manufacturing and distribution of diagnostic devices is carried on by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina.

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc.  Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry and heavy metal analyses as well as logistics, data, and overall program management services.  Product Sales include sales of a variety of point-of-collection (POC) screening devices for therapeutic drugs and drugs of abuse.  For the years ended December 31, 2002, 2001, and 2000, Laboratory Services revenue accounted for 76%, 77% and 81% of the Company’s revenues, respectively.  Revenue from Product Sales accounted for 24%, 23% and 19% of the total revenues of the Company for the years ended December 31, 2002, 2001, and 2000, respectively.

Critical Accounting Policies

The Company has identified the policies outlined below as critical to understanding its business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K, beginning on page 45.  Note that the preparation of this Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s critical accounting policies are as follows:

Accounts Receivable:

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified.  While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past.  The Company’s consolidated trade accounts receivable balance as of December 31, 2002 was $9.2 million, net of allowance for doubtful accounts of $1.1 million.

Some of the Company’s laboratory services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies.  These payors pay for such services at established amounts, which are typically lower than gross amounts billed by the Company.  However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests.  In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to the Company by the customer.  The Company estimates an aggregate discount on the billings for these tests, and recognizes revenue and related accounts receivable at a net amount after discount in order to state revenue and accounts receivable at the amount expected to be paid. While the Company believes that estimated discounts and the related net revenue and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts.  These differences are recorded upon payment and may affect previously recorded amounts.  The Company considers historical discounts when estimating future discounts on a quarterly basis.

Off-Site Supplies Inventory:

Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services.  At December 31, 2002, off-site inventory was $0.7 million.  The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of adoption of SFAS No. 142 and then on a periodic basis thereafter.  During the first half of 2002, the Company completed impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets.  On October 1, 2002, the Company updated its impairment testing and determined that there was no impairment.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Accounting for Income Taxes:

As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and tax planning strategies, and to the extent management believes that recovery is not likely, the Company must establish a valuation allowance.  To the extent the Company increases or decreases the valuation allowance in a period, the Company must include an expense or benefit within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward.  At December 31, 2002, based on a review of various financial factors, including the

Company’s recent historical performance, tax planning strategies, and projected future results, management determined that it was more likely than not that $10.2 million of the tax benefits of these deferred tax assets would be realized, and a valuation allowance of $1.4 million was recorded against deferred tax assets that did not meet the more likely than not realization criteria.  The valuation allowance is based on management’s estimate of taxable income, the period over which NOLs will be recoverable, and tax planning strategies.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOL is completely utilized or expires unused.

Results of Operations

In 2002, the Company achieved record revenues driven by an increase in volume from specialty laboratory testing services and sales growth within the diagnostic segment.  Gross margin declined fractionally.  Selling, general, and administrative expenses increased as a percentage of sales reflecting the Company’s increased sales and marketing efforts and increased spending in client service support for clinical trial services.  The Company also recorded a $10.2 million non-cash tax benefit as part of net income during 2002.  The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.5	60.4	65.0
Gross margin	39.5	39.6	35.0
Operating expenses
Selling, general, and administrative	31.4	29.4	36.1
Research and development	2.3	2.6	2.6
	33.7	32.0	38.7
Income (loss) from operations	5.8	7.6	(3.7)
Other expense, primarily interest	(2.7)	(2.5)	(2.3)
Income (loss) before income tax benefit	3.1	5.1	(6.0)
Income tax benefit	19.5	—	—

Net income (loss)	22.6%	5.1%	(6.0)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues increased 6.0% to $52.0 million in 2002, driven by a $1.3 million, or 11.3% increase in Product Sales revenues and a $1.7 million, or 4.4% increase in Laboratory Services revenues.

The growth in Laboratory Services was primarily due to a 22.2% increase in the Company’s specialty laboratory services revenues.  This increase is due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory.  With more than 900 proprietary bio-analytical assays, the Company continued its efforts to apply its assay development capabilities to the bio-analytical needs of the pharmaceutical market.  Specimen volume from occupational health and corporate clients increased by 1.4% in 2002.   The slow economy and poor labor market caused volume from existing occupational health and corporate clients to be below expectations.  However, this impact was largely mitigated by the Company’s continued success in acquiring new client relationships and gaining market share.  The Company believes that the current lower volume from existing clients will continue to be offset by successful sales efforts to new clients.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE®-ER, PROFILE-IIA® and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 11.3% during 2002.   Sales of PROFILE®-II devices to existing workplace clients were down from last year and continue to be impacted by the reduction in nationwide hiring.  However, continuing success in acquiring new client relationships and gaining market share helped to mitigate the negative impact of lower volumes from existing clients.  Sales of PROFILE®-II ER and the Company’s new PROFILE®-IIA devices continue to grow and accounted for a combined $2.4 million, or 19.4% of Product Sales, in 2002.  The PROFILE®-ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations.  The PROFILE®-IIA device, introduced in November 2001, screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants.  In the VERDICT®-II product line, sales to government clients for probation, parole and rehabilitation were up 5.5% during 2002, despite reductions in state budgets.

Sales of contract manufacturing services, microbiological and associated products increased $0.1 million, or 8.0% in 2002.  Product sales from agricultural diagnostic products decreased 22.4% to $0.3 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company’s products.  The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross profit

Consolidated gross margin declined fractionally to 39.5% in 2002 compared to 39.6% in 2001.  Laboratory Services gross margin was 32.5% in 2002, up from 31.9% in 2001.  This increase is primarily the result of the Company’s continued focus on higher-margin specialty laboratory testing services.  Gross margin from Product Sales declined to 62.1% in 2002, compared to 66.1% in 2001, largely due to changing product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.3 million, or 31.4% of revenues, in 2002, compared to $14.4 million, or 29.4% of revenues, in 2001.  The increase primarily reflects the Company’s increased sales and marketing expenses related to acquiring new business and increased spending on client service support for clinical trials services.  Selling, general and administrative expenses in 2001 included $0.9 million in goodwill amortization.  No goodwill amortization expense was recorded in 2002 as a result of the adoption of SFAS No. 142 on January 1, 2002.

Research and development expenses

Research and development expenses decreased by 5.8% in 2002, reflecting the Company’s slight planned reduction for the development of new products for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense consisted primarily of interest expense, which increased by $0.2 million or 18.6% in 2002, reflecting higher average debt levels that were partially offset by lower interest rates.  Other expense also included a loss of $95,000 from the Company’s rental activities.

Income before income tax benefit

In 2002, the Company recorded income before income tax benefit of $1.6 million, compared to $2.5 million in 2001.  The decline in income was caused primarily by increased selling, general, and administrative expenses, partially offset by a 6.0% increase in consolidated revenues.

Laboratory Services loss before income tax benefit was less than $0.1 million in 2002, compared to net income of $0.8 million during 2001.  The decline was primarily attributable to increased sales and marketing expenses and increased spending on client service support for clinical trial services, as well as higher interest expenses that were partially offset by increased revenues.

Product Sales income before income tax benefit was $1.6 million in 2002 compared to $1.7 million during 2001.  This decline was primarily due to a decline in gross margin.

Income tax benefit

The Company recorded a $10.2 million non-cash tax benefit in 2002 and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance was based on the weight of available evidence, including the Company’s recent historical performance, tax planning strategies, and projected future results.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

Revenues increased 14.5% to $49.1 million in 2001, driven by a $3.0 million, or 37.3% increase in Product Sales revenues and a $3.2 million, or 9.2% increase in Laboratory Services revenues.

The growth in Laboratory Services was primarily due to a 30.0% increase in the Company’s specialty laboratory services revenues.  This increase was due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory.  The Company’s research and development group continued to improve and add to the over 900 proprietary bio-analytical assays that have been developed.  In the past, these tests have largely been marketed to hospitals, clinics and other laboratories.  However, in 2001, the Company increased its efforts to apply the assay development skills to the bio-analytical needs of the pharmaceutical market.  Specimen volume growth from occupational health and corporate clients was relatively flat in 2001.  The slowing economy and the impact of the tragic events occurring on September 11, 2001 caused volume from existing occupational health and corporate clients to be below expectations.  However, this impact was largely mitigated by the Company’s continued success in acquiring new client relationships and gaining market share.

The Product Sales segment achieved higher sales due to increased sales of substance abuse testing products, partially offset by decreased sales of agricultural diagnostic products.  Product sales from substance abuse testing products, which incorporates the EZ-SCREEN®, PROFILE®-II, PROFILE®-ER and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased $3.1 million to $9.4 million in 2001. This growth reflected the sales and marketing efforts for the Company’s second-generation test kits, PROFILE®-II, PROFILE®-ER and VERDICT®-II.

Sales of contract manufacturing services, microbiological and associated products remained flat at $1.3 million in both 2001 and 2000.  Product sales from agricultural diagnostic products decreased 25.1% to $0.4 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company’s products.  The USDA’s need for the Company’s products varies from year-to-year and sales to the USDA were expected to fluctuate accordingly.

Gross profit

Consolidated gross margin improved to 39.6% in 2001, compared to 35.0% in 2000, reflecting improvement in both Product Sales and Laboratory Services gross margins, as well as the continuing shift in the business mix toward Product Sales at significantly higher margins.

Laboratory Services gross margin was 31.9% in 2001, up from 29.0% in 2000.  This improvement is primarily due to improved efficiencies and the Company’s continued focus on higher margin testing.  Gross margin from Product Sales improved to 66.1% from 61.2% in 2000, driven by an increased mix of higher margin products and manufacturing efficiencies gained at the production facility.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.4 million, or 29.4% of revenues in 2001, compared to $15.5 million, or 36.1% of revenues in 2000.  The decrease in the percentage of revenues and in absolute dollars primarily reflected the continued efforts taken to reduce overall operating costs as well as the impact of non-recurring charges incurred in the fourth quarter of 2000.  This positive trend was offset slightly by the amortization of intangible assets associated with the Leadtech acquisition in October 2001, as well as expenses associated with operating the Leadtech facility in New Jersey prior to it being merged into the Company’s existing laboratory facility in December 2001.

Research and development expenses

Research and development expenses increased by $0.2 million, or 15.1%, in 2001, principally due to higher research and development expenses associated with new product development for on-site and other ancillary products in the Product Sales segment.

Other expense

Other expense consisted primarily of interest expense, which increased by $0.1 million or 13.3% in 2001, reflecting higher average debt levels offset by lower interest rates.  Other expense also included a loss of $98,000 from the Company’s rental activities.

Net income (loss)

In 2001, the Company recorded net income of $2.5 million compared to a net loss of $2.6 million in 2000, reflecting increased revenues and gross margins in both the Product Sales and Laboratory Services segments, and decreased selling, general and administrative expenses in the Laboratory Services segment.

Laboratory Services reported net income of $0.8 million in 2001 compared to a net loss of $3.4 million in 2000.  The increase was primarily driven by higher sample volume from the Company’s specialty laboratory testing services, the Company’s continued focus on higher margin testing, and a reduction in selling, general and administrative expenses.

Product Sales net income was $1.7 million in 2001 compared to $0.8 million in 2000.  This improvement was largely attributable to the growth in sales and an improved gross margin.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities.  Cash and cash equivalents at December 31, 2002 were $0.4 million, compared to $0.1 million at December 31, 2001.

Net cash provided by operating activities was $4.2 million in 2002 compared to $3.5 million in 2001.  Although the Company had lower income before tax benefit in 2002 of $0.9 million as compared to 2001, this decrease was offset by a $1.1 million increase in accounts payable and accrued expenses.  The Company used $2.0 million in operating activities in 2000, primarily driven by a net loss of $2.6 million.

Accounts receivable increased $0.8 million in 2002 primarily as a result of an increase in accounts receivable due from third-party payors such as insurance companies and Medicaid agencies.  Payment cycles from such payors can be lengthy, and in certain cases, were adversely affected in 2002 by incomplete or incorrect billing information provided to the Company by its customers.  The Company expects to shorten the payment cycle from such payors in the future by converting manual billings to an electronic format.

Net cash used in investing activities was $4.3 million in 2002 compared to $10.9 million and $3.4 million in 2001 and 2000, respectively.  In 2002, the Company’s investing activities consisted of capital expenditures, and in 2001, the Company’s investing activities consisted of capital expenditures (primarily the building purchase discussed below) and cash paid for the acquisition of Leadtech.

In March 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company’s laboratory segment formerly leased 53,576 square feet.  The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million.  The mortgage loan has a term of 10 years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten-year term.  The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties.  The facility includes other commercial tenants who have individual leases that range from 3 years to less then 1 year in duration.  In 2002, the annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, was $669,000.

In October 2001, the Company completed the acquisition of Leadtech, a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients.  The $6.1 million purchase price consisted of $2.5 million in cash, the issuance of $2.7 million of the Company’s common stock and $0.9 million of seller financing payable over 24 months.  The initial cash payment of $2.5 million was funded primarily from proceeds received from private placement of subordinated debt in October 2001, net proceeds from the legal settlement with Morgan Capital LLC (discussed below), and operating cash flows.

The Company expects equipment and capital improvement expenditures to be between $3.0 million and $4.0 million in 2003.  These expenditures are intended primarily to continue to improve efficiencies and reduce operating costs within the Laboratory Services and Product Sales businesses.  Such expenditures are expected to be funded through borrowings under the Company’s credit facilities and cash provided by operating activities.

Net cash provided by financing activities was $0.5 million in 2002, compared to $7.3 million and $5.0 million in 2001 and 2000, respectively.  The decrease was the result of principal payments on long term debt and a general reduction in financing activity.  Net cash provided by financing activities was higher in 2001 due to proceeds the Company received under the mortgage loan discussed above, the Company’s credit agreement for the purchase of capital equipment, and the private placement of subordinated debt in October and November 2001(discussed below).  In addition, in September 2001, the Company received net proceeds of $0.6 million as settlement in the Company’s lawsuit against Morgan Capital LLC under Section 16(b) of the Securities Exchange Act of 1934.  Cash provided by financing activities in 2000 was $5.0 million, primarily due to proceeds from the Company’s private equity placement.

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc.  The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth.  It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends.  As of December 31, 2002, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company received a total of $1.05 million from private placements of subordinated debt and warrants in October and November 2001.  The notes require payment of the principal amounts on September 30, 2004.  Interest at 10% per annum is paid semi-annually on June 30 and December 31.  In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 59,692 shares of common stock at $8.80 per share.  The Company has determined the value of the warrants at the dates of issuance was $281,000, based upon the Black-Scholes option pricing model.  The value of the warrants was accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.  The discount is amortized to interest expense over the term of the debt using the effective interest method.  The effective interest rate of the subordinated debt, including the warrants, is 23.0%.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases.  The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable, and to a lesser degree, the inventory of the Company.  As of December 31, 2002, the Company had total borrowing capacity of $5.5 million on its line of credit, of which $4.3 million was borrowed, leaving a net availability of $1.2 million.

In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company’s planned operations through 2003.  While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2003, the Company believes that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding the operations of the Company for the long term.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and has historically not been material to the Company’s operations.  In the future, the Company may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by refocusing the laboratory operations towards higher margin testing (including clinical and pharmaceutical trials) as well as emphasizing the marketing, sales and operations of the Product Sales business.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for the Company on January 1, 2003.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred.  Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan.  In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.  The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation –Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. However, the Company has adopted the disclosure provisions of SFAS No. 148.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices.  The Company’s primary market risk exposures are to changes in interest rates.  During 2002, 2001, and 2000, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries.  As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2002, the Company had a $1.1 million term loan and a $2.2 million Capex Note outstanding at a fixed interest rate of 6.0%.  In addition, at December 31, 2002, the Company had a $6.0 million mortgage loan payable to Principal Life insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties.  At December 31, 2002, the Company had $864,000 of subordinated notes outstanding at a fixed interest rate of 10%, and non interest-bearing promissory notes and various vehicle loans totaling $0.6 million.  The Company also had capital leases at various fixed rates.  These fixed-rate financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $8.0 million and $6.6 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of December 31, 2002 and 2001.  The debt under the Wells Fargo Credit Agreement is held at variable interest rates.  The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing.  At December 31, 2002, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

The Company does not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements, financial statement schedule, and notes thereto included later in this report under Item 15.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information will be contained in the Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2002.

ITEM 11.               EXECUTIVE COMPENSATION.

This information will be contained in the Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2002.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in the Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2002.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be contained in the Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders of MEDTOX Scientific, Inc., to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended December 31, 2002.

ITEM 14.               CONTROL AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.	(i)	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

	(ii)	Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

(iii)	Exhibits

The exhibits included in the Report are set forth on the exhibit index and follow the signature page of this Form 10K.

3.1	Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1986).

3.2

Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on July 29, 1994 (incorporated by reference to Exhibit 3.8 filed with the Registrant’s Form 10-K for fiscal year ended December 31, 1994).

3.3

Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on November 27, 1995 (incorporated by reference to Appendix A filed with the Registrant’s Proxy Statement on September 29, 1995).

3.4

Amended Certificate of Designations of Preferred Stock (Series A Convertible Preferred Stock) of the Registrant, filed with the Delaware Secretary of State on January 29, 1996 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s report on Form 8-K dated January 30, 1996).

3.5

Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc. filed with Delaware Secretary of State on September 17, 1998 (incorporated by reference to Exhibit 3.5 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998).

3.6

Certificate of Amendment of Certificate of Incorporation of MEDTOX Scientific, Inc. filed with Delaware Secretary of State on November 19, 1999 (incorporated by reference to Exhibit 3.6 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1

Form of 12% Subordinated Notes issued by the Registrant through the first quarter of 1999 to raise an aggregate amount of $575,000 in subordinate debt, all with a maturity date of December 31, 2001 (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).

4.2

Form of Warrant accompanying the 12% Subordinated Notes issued through the first quarter of 1999 (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).

4.3

Form of Warrant accompanying the Stock Purchase Agreement dated July 31, 2000.  (Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

4.4

Form of 10% Subordinated Notes issued by the Registrant in October and November 2001 to raise an aggregate amount of $1.5 million in subordinate debt, all with a maturity of September 30, 2004.  (Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001).

4.5

Form of Warrant accompanying the 10% Subordinated Notes issued in October and November 2001.  (Incorporated by reference to Exhibit 4.5 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001).

4.6

Rights Agreement dated September 18, 1998 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Report on Form 8-K dated September 21, 1998).

10.2	Registrant’s Stock Option Plan (as amended and restated) (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 30, 1990).

10.3

Second Amendment dated December 31, 1986 to Exclusive License Agreement amending and restating exclusive license granted by the Registrant to Disease Detection International, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registration Statement on Form S-1 dated August 26, 1987, Commission File No. 33-15543).

10.5

Non-Qualified Stock Option Agreement between the Registrant and James D. Skinner dated as of July 1, 1987 (incorporated by reference to Exhibit 10.26 filed with the Registrant’s Registration Statement on Form S-1 dated August 26, 1987, Commission File No. 33-15543).**

10.6

Non-Qualified Stock Option Agreement between the Registrant and James D. Skinner (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Form 10-K for the fiscal year ended December 31, 1988).**

10.7

Non-Qualified Stock Option Agreement between the Registrant and James D. Skinner dated as of August 10, 1988 (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Form 10-K for the fiscal year ended December 31, 1987).**

10.8

Lease Agreement, dated as of June 1, 1989 between Samuel C. Powell, as lessor, and EDITEK, as lessee relating to premises located at 1238 Anthony Road, Burlington, North Carolina (incorporated by reference as filed with the Registrant’s report on Form 10-Q for the quarter ended June 30, 1989).**

10.12

Stock Option Agreement dated May 4, 1990 between the Registrant and Samuel C. Powell amending and restating the Non-Qualified Stock Option Agreement between the Registrant and Samuel C. Powell dated as of May 23, 1988. (Incorporated by reference to Exhibit 10.34 filed with the Registrant’s Form 10-K for the fiscal year ended December 31, 1990).**

10.13

Loan Modification Agreement dated May 3, 1990 between the Registrant and James D. Skinner regarding the Promissory Note dated as of September 10, 1988 by James D. Skinner to the Registrant.  (Incorporated by reference to Exhibit 10.36 filed with the Registrant’s Form 10-K for the fiscal year ended December 31, 1990).**

10.14

Stock Purchase Agreements dated as of July 19, 1991 between the Registrant and Walter O. Fredericks, Peter J. Heath, Samuel C. Powell, and James D. Skinner. (Incorporated by reference to Exhibit (a) filed with the Registrant’s Form 10-Q for the quarter ended June 30, 1991).**

10.15

Form of Stock Purchase Agreement dated as of September 3, 1992 between the Registrant and Purchasers of EDITEK’s common stock in a private placement on September 3, 1992.  (Incorporated by reference in Exhibit 10.46 filed with the Registrant’s Form 10-K for the fiscal year ended December 31, 1992).

10.16

Agreement and Plan of Merger between the Registrant, PDLA Acquisition Corporation, and Princeton Diagnostic Laboratories of America, Inc. dated October 12, 1993.  (Incorporated by reference to Exhibit (a) filed with the Registrant’s Form 10-Q for the quarter ended December 31, 1993.)

10.17

Registrant’s Amended and Restated Stock Option Plan for non-employee directors (incorporated by reference to Exhibit 4 filed with the Registrant’s Registration Statement on Form S-8 dated February 21, 1995, Commission File No. 33-89646).**

10.18	Registrant’s Equity Compensation Plan (incorporated by reference to Exhibit 4 filed with the Registrant’s Registration Statement on Form S-8 dated November 11, 1993, Commission File No. 33-71490).**

10.19

Registrant’s Amended and Restated Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 filed with the Registrant’s Registration Statement on Form S-8 dated November 11, 1993, Commission File No. 33-71596).

10.20

Non-Qualified Stock Option Agreement between the Registrant and Mark D. Dibner dated January 14, 1993 (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 dated February 21, 1995, Commission File No. 33-89646).**

10.22

Asset Purchase Agreement dated as of July 1, 1995 between the Registrant and MEDTOX Laboratories, Inc. (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.23

Amendment Agreement dated as of January 2, 1996 between the Registrant and MEDTOX Laboratories, Inc. (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.24

Assignment Agreement dated as of January 10, 1996 between and among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.25

Amendment Agreement dated as of January 30, 1996 among the Registrant, MEDTOX Laboratories, Inc. and Psychiatric Diagnostic Laboratories of America, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.26

Loan and Security Agreement (together with the Exhibits and Schedules thereto) by and between the Registrant, Psychiatric Diagnostic Laboratories of America, Inc., diAGnostix, inc. and Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.27

Term Note A executed by the Registrant, Psychiatric Diagnostic Laboratories of America, Inc. and diAGnostix in favor of Heller Financial, Inc. dated January 30, 1996 (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.28

Term Note B executed by the Registrant, Psychiatric Diagnostic Laboratories of America, Inc. and diAGnostix in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.29

Assignment for Security (Patents) executed by the Registrant in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.30

Assignment for Security - EDITEK (Trademarks) executed by the Registrant in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.31

Assignment for Security - Princeton (Trademarks) executed by Princeton Diagnostic Laboratories of America, Inc. in favor of Heller Financial, Inc., dated January 30, 1996 (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.32

Lease Agreement between MEDTOX Laboratories, Inc. and Phoenix Home Life Mutual Ins. Co. dated April 1, 1992, and amendments thereto (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Report on Form 8-K dated January 30, 1996).

10.33

Employment Agreement between the Registrant and Harry G. McCoy dated January 30, 1996.  (Incorporated by reference to Exhibit 10.33 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.34

Registrant’s Amended and Restated Equity Compensation Plan (increasing shares to 3,000,000).  (Incorporated by reference to Exhibit 10.34 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.35

Asset Purchase Agreement dated as of May 31, 1995 between the Registrant, Bioman Products, Inc. and NOVAMANN International, Inc.  (Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.36

Securities Purchase Agreement dated January 31, 1996 between the Registrant and Harry G. McCoy.  (Incorporated by reference to Exhibit 10.36 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.37

Registration Rights Agreement dated February 1, 1996 between the Registrant and Harry G. McCoy.  (Incorporated by reference to Exhibit 10.37 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.38

Agreement regarding rights to “MEDTOX” name dated as of January 30, 1996 between the Registrant and Harry G. McCoy.  (Incorporated by reference to Exhibit 10.38 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.39

Warrant Agreement dated as of December 18, 1995 between Samuel C. Powell and the Registrant.  (Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.40	Termination and Settlement Agreement dated as of July 3, 1996 between the Registrant and James D. Skinner. (Incorporated by reference to Exhibit 10.40 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1996.)**

10.41

Agreement dated as of March 17, 1997 between the Registrant and Harry G. McCoy whereby Dr. McCoy assigns his rights to the name “MEDTOX” to the Registrant. (Incorporated by reference to Exhibit 10.41 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1996.)**

10.42

Employment Agreement dated January 1, 1997 between the Registrant and Harry G. McCoy.  (Incorporated by reference to Exhibit 10.42 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.)**

10.43

Employment Agreement dated January 1, 1997 between the Registrant and Richard J. Braun. (Incorporated by reference to Exhibit 10.43 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.)**

10.44

Employment Agreement dated January 1, 2000 between the Registrant and Richard J. Braun.  (Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999.)**

10.45

Employment Agreement dated January 1, 2000 between the Registrant and Harry G. McCoy.  (Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999.)**

10.46

Registrant’s Restated Equity Compensation Plan dated May 10, 2000.  (Incorporated by reference to exhibit 10.46 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.47

Form of Severance Agreement between the Registrant and James B. Lockhart, James A. Schoonover, B. Mitchell Owens, and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.47 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.48

Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc.  (Incorporated by reference to exhibit 10.48 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.50

Registration Rights Agreement dated July 31, 2000 among the Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. (“MJK”).  (Incorporated by reference to exhibit 10.50 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.51

Stock Purchase Agreement dated July 31, 2000 between the Registrant and certain investors.  (Incorporated by reference to exhibit 10.51 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.52

Purchase and Sale Agreement dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP.  (Incorporated by reference to exhibit 10.52 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.53

Mortgage and Security Agreement dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company.  (Incorporated by reference to exhibit 10.53 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.54

Secured Promissory Note dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company.  (Incorporated by reference to exhibit 10.54 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.55

Nova Building Lease dated March 28, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc.  (Incorporated by reference to exhibit 10.55 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001).**

10.56

Amendment No. 1 to Nova Building Lease dated April 1, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc.  (Incorporated by reference to exhibit 10.56 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001).**

10.57

Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc.  (Incorporated by reference to exhibit 10.57 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001).

10.58

First Amendment dated October 24, 2001 to the Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboritories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc.*

10.59

Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun.  (Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).* & **

10.60

Second Amendment to Amended and Restated Credit and Security Agreement dated May 01, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc.*

10.61	Security Agreement dated December 10, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc.*

10.62	Secured Promissory Note dated December 10, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc.*

10.63	Intercreditor Agreement dated December 16, 2002, by and between MEDTOX Scientific, Inc. and Wells Fargo Equipment Finance, Inc.*

21.1	Subsidiaries of Registrant*

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350*

*                                                            Filed herewith

**                                                     Denotes a management contract or compensatory plan or arrangement

b.                                                               Reports on Form 8-K

On October 24, 2002, the Company issued a press release announcing that the Company’s CEO presented to investors at Profit Journal’s Upper Midwest Small-Cap Conference in Minneapolis, Minnesota.

On October 17, 2002, the Company issued a press release announcing financial results for the third quarter ended September 30, 2002.

On October 11, 2002, the Company issued a press release announcing that it would record a tax benefit as part of net income for the third quarter ended September 30, 2002.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

MEDTOX SCIENTIFIC, INC.

Annual Report on Form 10-K

For the year ended December 31, 2002

INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K

EXHIBIT #	DESCRIPTION OF EXHIBIT

10.58

First Amendment dated October 24, 2001 to the Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboritories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc.

10.59

Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun.  (Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999).

10.60

Second Amendment to Amended and Restated Credit and Security Agreement dated May 01, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc.

10.61	Security Agreement dated December 10, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc.

10.62	Secured Promissory Note dated December 10, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc.

10.63	Intercreditor Agreement dated December 16, 2002, by and between MEDTOX Scientific, Inc. and Wells Fargo Equipment Finance, Inc.

21.1	Subsidiaries of Registrant

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of March, 2003.

MEDTOX Scientific, Inc.
Registrant

By:	/s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Braun	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2003
Richard J. Braun

/s/ Kevin J. Wiersma	Vice President and Chief Operating Officer (Principal Financial Officer)	March 28, 2003
Kevin J. Wiersma

/s/ James D. Hanzlik	Director of Finance (Principal Accounting Officer)
James D. Hanzlik		March 28, 2003

/s/ Samuel C. Powell	Director	March 28, 2003
Samuel C. Powell, Ph.D.

/s/ Miles E. Efron	Director	March 28, 2003
Miles E. Efron

/s/ Brian P. Johnson	Director	March 28, 2003
Brian P. Johnson

/s/ Harry W. Alcorn, Jr.	Director	March 28, 2003
Harry W. Alcorn, Jr., Pharm.D.

/s/ Robert J. Marzec	Director	March 28, 2003
Robert J. Marzec

/s/ Robert A. Rudell	Director	March 28, 2003
Robert A. Rudell

CERTIFICATIONS

Certification of Chief Executive Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Richard J. Braun, certify that:

1.                        I have reviewed this Annual Report on Form 10-K of MEDTOX Scientific, Inc.:

2.                        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	By:	/s/ Richard J. Braun
Richard J. Braun Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Kevin J. Wiersma, certify that:

1.                        I have reviewed this Annual Report on Form 10-K of MEDTOX Scientific, Inc.:

2.                        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	By:	/s/ Kevin J. Wiersma
Kevin J. Wiersma
Vice President and Chief Operating Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors

MEDTOX Scientific, Inc.

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the index as Item 15.a. (ii).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on January 1, 2002.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 12, 2003

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(In thousands, except share and per share data)

	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$439	$67
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,125 in 2002 and $873 in 2001)	9,155	8,439
Other	243	181
Total accounts receivable	9,398	8,620

Inventories	4,395	3,897
Deferred income taxes	849	—
Prepaid expenses and other	1,169	1,080
Total current assets	16,250	13,664

BUILDING, EQUIPMENT AND IMPROVEMENTS, net	14,769	12,200

GOODWILL	15,967	15,197

OTHER INTANGIBLE ASSETS, net	2,218	2,750

DEFERRED INCOME TAXES, net	8,488	—

OTHER ASSETS	363	345

TOTAL ASSETS	$58,055	$44,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$4,345	$2,914
Accounts payable	3,966	2,914
Accrued expenses	3,485	3,450
Current portion of long-term debt	2,285	2,120
Current portion of capital leases	83	223
Total current liabilities	14,164	11,621

LONG-TERM DEBT, net of current portion	8,822	9,749

LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	185	266

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	—	—
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding shares, 4,814,001 in 2002 and 4,315,211 in 2001	722	647
Additional paid-in capital	80,699	75,199
Deferred stock-based compensation	(498)	(463)
Accumulated deficit	(45,863)	(52,584)
Note receivable from related party	—	(103)
Treasury stock	(176)	(176)
Total stockholders’ equity	34,884	22,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,055	$44,156

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(In thousands, except share and per share data)

	2002	2001	2000
REVENUES:
Laboratory services	$39,673	$37,990	$34,797
Product sales	12,351	11,094	8,083
	52,024	49,084	42,880
COST OF REVENUES:
Cost of services	26,792	25,878	24,713
Cost of sales	4,684	3,759	3,134
	31,476	29,637	27,847

GROSS PROFIT	20,548	19,447	15,033

OPERATING EXPENSES:
Selling, general, and administrative	16,317	14,436	15,480
Research and development	1,217	1,292	1,123
	17,534	15,728	16,603

INCOME (LOSS) FROM OPERATIONS	3,014	3,719	(1,570)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,344)	(1,123)	(991)
Other expense, net	(83)	(98)	—
	(1,427)	(1,221)	(991)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	1,587	2,498	(2,561)

INCOME TAX BENEFIT	10,150	—	—

NET INCOME (LOSS)	$11,737	$2,498	$(2,561)

BASIC EARNINGS (LOSS) PER COMMON SHARE(1)	$2.45	$0.57	$(0.67)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING(1)	4,798,098	4,401,950	3,802,531

DILUTED EARNINGS (LOSS) PER COMMON SHARE(1)	$2.34	$0.54	$(0.67)

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING(1)	5,011,330	4,614,152	3,802,531

(1) Share and per share amounts have been restated for the ten percent stock dividends paid on July 5, 2002 and November 9, 2001.

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Note Receivable from Related Party	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 1999	2,904,410	$436	$59,859	$—	$(47,329)	$—	$(176)	$12,790

Issuance of common stock under employee stock plans	37,660	5	47					52
Private placement of common stock (net of offering costs of $0.6 million)	550,000	83	4,795					4,878
Stock issued in connection with acquisition	15,152	2	175					177
Exercise of stock options	929		5					5
Deferred stock-based compensation			541	(541)				—
Amortization of deferred compensation				69				69
Net loss					(2,561)			(2,561)

BALANCE AT DECEMBER 31, 2000	3,508,151	526	65,422	(472)	(49,890)	—	(176)	15,410

Issuance of common stock under employee stock plans	18,853	3	125					128
Stock issued in connection with acquisition	206,994	31	2,627					2,658
Settlement of lawsuit			628					628
Value of warrants issued			281					281
Note receivable from former Director						(103)		(103)
Exercise of stock options	127,419	19	566					585
Deferred stock-based compensation	67,619	10	416	(174)				252
Amortization of deferred compensation				183				183
Issuance of 10% stock dividend	386,175	58	5,134		(5,192)			—
Net income					2,498			2,498

BALANCE AT DECEMBER 31, 2001	4,315,211	647	75,199	(463)	(52,584)	(103)	(176)	22,520

Issuance of common stock under employee stock plans	13,525	2	97					99
Repayment of note receivable from former director						103		103
Exercise of stock options	20,934	3	78					81
Deferred stock-based compensation	28,093	5	374	(379)				—
Amortization of deferred compensation				344				344
Issuance of 10% stock dividend	436,238	65	4,951		(5,016)			—
Net income					11,737			11,737

BALANCE AT DECEMBER 31, 2002	4,814,001	$722	$80,699	$(498)	$(45,863)	$—	$(176)	$34,884

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(In thousands)

	2002	2001	2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$11,737	$2,498	$(2,561)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,541	2,595	2,420
Gain on sale of equipment	—	1	(35)
Deferred compensation	344	183	69
Deferred income taxes	(10,150)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(778)	(38)	(1,030)
Inventories	(498)	(845)	(1,256)
Prepaid expenses and other current assets	(89)	(87)	(15)
Other assets	(18)	(508)	(54)
Accounts payable and accrued expenses	1,131	(138)	796
Restructuring accruals	—	(160)	(309)
Net cash provided by (used in) operating activities	4,220	3,501	(1,975)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(4,324)	(8,459)	(3,353)
Proceeds from sale of equipment	7	1	35
Payment for acquisition of business, net of cash acquired	—	(2,473)	(75)
Net cash used in investing activities	(4,317)	(10,931)	(3,393)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	180	595	4,935
Proceeds from note receivable from former director	103	—	—
Net proceeds from legal settlement	—	628	—
Net proceeds (payments) on revolving credit facility	1,431	(810)	(483)
Proceeds from long-term debt	1,557	9,010	4,479
Principal payments on long-term debt	(2,581)	(1,930)	(3,669)
Principal payments on capital leases	(221)	(225)	(257)
Other	—	16	—
Net cash provided by financing activities	469	7,284	5,005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	372	(146)	(363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67	213	576

CASH AND CASH EQUIVALENTS AT END OF YEAR	$439	$67	$213

SUPPLEMENTAL NONCASH ACTIVITIES:
Additions to capital leases	$—	$75	557
Note receivable for exercise of stock options	—	103	—
Acquisitions:
Fair value of assets acquired	—	6,088	252
Cash paid	—	(2,473)	(75)
Note payable	—	(957)
Common stock issued	—	(2,658)	(177)
	$—	$—	$—

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company - The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics), and New Brighton Business Center, LLC (NBBC), (collectively referred to as the Company).

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

NBBC conducts the Company’s building rental activities.  The operations of NBBC are shown in the statements of operations as “other expense.”

All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The more significant estimates include the valuation of accounts receivable, inventories, goodwill and other intangible assets, deferred income taxes, and the recorded amounts for certain accruals.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash equivalents include highly liquid investments maturing within three months of purchase.

Trade Accounts Receivable - Sales are made to local and national customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies, and health care facilities.  The Company extends credit based on an evaluation of the customer’s financial condition, and receivables are generally unsecured.  The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

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

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of adoption of SFAS No. 142 and then on a periodic basis thereafter.  During the first half of 2002, the Company completed impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets.  On October 1, 2002, the Company updated its impairment testing and determined that there was no impairment.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

The Company performs an annual impairment test for goodwill and other intangible assets. Goodwill and other intangible assets are allocated to the Company’s reporting units, which are either the operating segment or one reporting level below the operating segment.  SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible asset exceeds its fair value, an impairment loss is recognized.  Fair values for goodwill and other intangible assets are determined based on discounted cash flows.

Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful lives as follows as of December 31, 2002:

Customer lists:       10 – 20 years

Non-compete agreements: 2 - 5 years

Revenue Recognition - Revenues from Laboratory Services are recognized as earned at such time as the Company has completed services.  The Company’s services are considered to be complete when it has performed the applicable laboratory testing services and the results have been sent to the Company’s customers or posted to the Company’s secure website.  Revenues from Product Sales are recognized FOB shipping point.  When shipment occurs, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

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

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2002 and 2001.  The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions.  The Company had no customers that accounted for more than 10% of consolidated revenues in 2002, 2001, or 2000.

Stock-Based Compensation - Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting.  However, for stock compensation granted to employees, SFAS No. 123 allows the alternative of continued use of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.  The Company elected the continued use of APBO No. 25.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)

		2002	2001	2000

Net income (loss)	As reported	$11,737	$2,498	$(2,561)
Less: Total stock-based compensation expense		586	498	415
	Pro forma	11,151	2,000	(2,976)

Basic earnings (loss) per share	As reported	$2.45	$0.57	$(0.67)
	Pro forma	2.32	0.45	(0.78)

Diluted earnings (loss) per share	As reported	$2.34	$0.54	$(0.67)
	Pro forma	2.23	0.43	(0.78)

The fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:

	2002	2001	2000

Expected life (years)	4.0	4.0	5.0
Interest rate	2.3%	4.0%	5.75%
Volatility	77.2%	123.6%	61.4%
Dividend yield	0%	0%	0%

The weighted average fair value of options granted in 2002, 2001, and 2000, using the above assumptions, was $5.74, $5.30, and $5.05 and per share, respectively.

Comprehensive Income (Loss) - Comprehensive income (loss) is a measure of all nonowner changes in shareholders’ equity and includes such items as net income (loss), certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities.  In 2002, 2001, and 2000, comprehensive income (loss) for the Company was equal to net income (loss) as reported.

New Accounting Standards – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for the Company on January 1, 2003.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred.  Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan.  In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.  The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” which amended SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply APBO No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. However, the Company has adopted the disclosure provisions of SFAS No. 148.

Reclassifications - Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the 2002 presentation.  These reclassifications had no effect on net income (loss) or total stockholders’ equity as previously reported.

2.                                       SEGMENTS

The Company has two reportable segments:  Laboratory Services and Product Sales.  The Laboratory Services segment consists of MEDTOX Laboratories and NBBC.  Services provided include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical

industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance.    Providing revenues from external customers for each group of services within the Laboratory Services segment is impracticable.  The Product Sales segment consists of MEDTOX Diagnostics.  Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, EZ-SCREEN®, and VERDICT®-II.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income before income taxes as a segment’s measure of profit or loss.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Laboratory Services:
Revenues	$39,673	$37,990	$34,797
Interest expense	1,279	1,075	917
Depreciation and amortization	2,280	2,459	2,329
Segment income (loss) before income taxes	(48)	759	(3,374)
Segment assets	42,186	39,358	26,498
Capital expenditures for segment assets	2,666	8,108	2,892

Product Sales:

Revenues	$12,351	$11,094	$8,083
Interest expense	65	48	74
Depreciation and amortization	261	136	91
Segment income before income taxes	1,635	1,739	813
Segment assets	6,532	4,798	3,526
Capital expenditures for segment assets	1,658	351	461

Corporate (unallocated):

Deferred tax assets, net	$9,337	$—	$—

Company:

Revenues	$52,024	$49,084	$42,880
Interest expense	1,344	1,123	991
Depreciation and amortization	2,541	2,595	2,420
Income (loss) before income taxes	1,587	2,498	(2,561)
Total assets	58,055	44,156	30,024
Capital expenditures for assets	4,324	8,459	3,353

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)

	2002	2001	2000

Substance abuse testing products	$10,657	$9,427	$6,339
Contract manufacturing services	1,423	1,318	1,278
Agricultural diagnostic products	271	349	466
	$12,351	$11,094	$8,083

3.                                       ACQUISITIONS

In October 2001, the Company completed the acquisition of Leadtech Corporation, (Leadtech), a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients.  The purchase price of $6.1 million consisted of $2.5 million in cash, the issuance of 250,462 shares of the Company’s common stock valued at $2.7 million, and $0.9 million of seller financing payable over 24 months.  The value of the 250,462 shares issued was determined based on the average market price of the Company’s common stock over the two-day period before and after the number of shares issuable became fixed and determinable.

The following table summarizes the fair value of the Leadtech assets acquired at the time of purchase and represents the final purchase price allocation:

(In thousands)

Goodwill	$4,540
Deferred tax liability	(813)
Customer list	2,141
Non-compete agreement	250
$6,118

In accordance with SFAS No. 142, the goodwill is assessed for impairment annually and is not to be amortized.  The customer list is amortized over a ten-year period on an accelerated basis based upon projected future cash flows and the non-compete agreement is amortized on a straight-line basis over a two-year period.  Goodwill is not expected to be tax deductible.

The following unaudited pro forma information presents a summary of combined results of operations of the Company and Leadtech as if the acquisition had occurred on January 1, 2000, along with certain pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt and the stock issued to purchase Leadtech.  The pro forma results were derived using Leadtech’s unaudited results.  The pro forma information also does not attempt to show performance on a combined basis had the companies been combined throughout these periods.  The following pro forma information, therefore, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not attempt to predict or suggest future results:

(In thousands, except share and per share data)

	Year ended Dec. 31, 2001	Year ended Dec. 31, 2000
Net sales	$50,640	$44,721
Net income (loss)	2,161	(3,175)
Net income (loss) per share:
Basic	$0.48	$(0.78)
Diluted	0.45	(0.78)

Weighted average shares outstanding:
Basic	4,540,253	4,052,993
Diluted	4,794,539	4,052,993

In August 2000, the Company purchased customer lists and certain other assets of National Medical Review Offices, Inc. (NMRO), a Minnesota-based company specializing in specimen collection services.  The purchase price of approximately $252,000 included an initial payment of $75,000 in cash plus the issuance of 15,152 shares of the Company’s common stock at $11.69 per share. The Company accounted for its acquisition of NMRO using the purchase method of accounting.  The following table summarizes the fair value of the NMRO assets acquired at the time of purchase and represents the final purchase price allocation:

(In thousands)

Equipment	$9
Non-compete agreement	21
Customer lists	222
$252

The Company is depreciating/amortizing the equipment, non-compete agreement, and customer lists on a straight-line basis over periods of five, three, and twenty years, respectively.  Pro forma results related to the NMRO acquisition are not material to the financial condition or results of operations of the Company.

4.                                       INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)

	2002	2001

Raw materials	$1,616	$1,570
Work in process	521	414
Finished goods	844	460
Supplies, including off-site inventory	1,414	1,453
	$4,395	$3,897

5.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, non-compete agreements and goodwill.  Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful lives.

The components of goodwill and other intangible assets were as follows as of December 31:

(in thousands)	2002			2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$21,100	$(5,133)	$15,967	$20,330	$(5,133)	$15,197
Other intangible assets:
Non-compete agreements	$521	$(231)	$290	$521	$(50)	$471
Customer lists	2,417	(494)	1,923	2,417	(138)	2,279
Trademarks and other	5	—	5	—	—	—
	$2,943	$(725)	$2,218	$2,938	$(188)	$2,750

The effect of the adoption of SFAS No. 142 on the reported net loss and basic and diluted loss per share for all periods presented in the accompanying statements of operations is as follows:

(In thousands, except per share data)	2002	2001	2000
Reported net income (loss)	$11,737	$2,498	$(2,561)
Addback: goodwill amortization	—	878	821
Adjusted net income (loss)	$11,737	$3,376	$(1,740)

Reported earnings (loss) per share – basic	$2.45	$0.57	$(0.67)
Addback: goodwill amortization	—	0.20	0.21
Adjusted earnings (loss) per share – basic	2.45	0.77	(0.46)

Reported earnings (loss) per share – diluted	2.34	0.54	(0.67)
Addback: goodwill amortization	—	0.19	0.21
Adjusted earnings (loss) per share – diluted	$2.34	$0.73	$(0.46)

Goodwill amortization expense was $0, $0.9 million, and $0.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Other intangible asset amortization expense was $0.5 million, $0.2 million, and less than $0.1 million during 2002, 2001, and 2000, respectively.  Future amortization expense for other intangible assets is estimated to be as follows (in thousands):

For year ended December 31:

2003	$475
2004	347
2005	360
2006	298
2007	219
2008 and thereafter	519
$2,218

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (in thousands):

	Laboratory Services	Product Sales	Total
Balance as of December 31, 2001	$15,197	$—	$15,197
Deferred tax liability from acquisition	813	—	813
Reduction in purchase commitment reserve from acquisition	(43)	—	(43)
Balance as of December 31, 2002	$15,967	$—	$15,967

The Laboratory Services segment is tested annually for impairment during the fourth quarter, after the Company’s annual forecasting process.  No goodwill impairment loss was recognized in 2002.

The changes in the carrying amount of other intangible assets for the year ended December 31, 2002 were as follows (in thousands):

	Laboratory Services	Product Sales	Total
Balance as of December 31, 2001	$2,750	$—	$2,750
Increase for trademark and other	5	—	5
Amortization expense	(537)	—	(537)
Balance as of December 31, 2002	$2,218	$—	$2,218

6.                                       BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)

	2002	2001
Furniture and equipment	$16,923	$13,645
Building	6,886	6,886
Leasehold improvements	2,627	1,836
	26,436	22,367
Less accumulated depreciation	(11,667)	(10,167)
	$14,769	$12,200

Depreciation expense was $1.7 million, $1.5 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.                                       DEBT

Long-term debt consisted of the following at December 31:

(In thousands)

	2002	2001

Term loan, due March 2005, 6.0% at December 31, 2002	$1,062	$1,858
Capex note, due March 2005, 6.0% at December 31, 2002	2,209	1,853
Capex note, due June 2006, 5.5% at December 31, 2002	428	—
Subordinated notes, paid December 2002	—	100
Subordinated notes, due September 2004, 10.0% at December 31, 2002 (discount is based on imputed interest rate of 23.0%)	864	786
Non-interest bearing promissory notes issued in connection with acquisition, due October 2003 (discount based on imputed interest rate of 23.0%)	358	874
Mortgage loan, due April 2011, 7.23% at December 31, 2002	5,955	6,105
Various vehicle loans, due from January 2003 through April 2006, 0.0% to 10.3%	231	293
	11,107	11,869
Less current portion	(2,285)	(2,120)
	$8,822	$9,749

Long-term debt maturities at December 31, 2002 were as follows:

2003	$2,285
2004	2,227
2005	1,084
2006	280
2007	216
2008 and thereafter	5,015
$11,107

Wells Fargo Credit Agreement – In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc.  The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

At December 31, 2002, $4.3 million was outstanding under the revolving line of credit, and $1.2 million was available to be advanced under the borrowing base formula.  The Wells Fargo Credit Agreement is secured by virtually all of the Company’s assets, including equipment, general intangibles, inventories, and receivables.  The weighted average interest rate on borrowings outstanding under the revolving line of credit was 4.6%, 6.8% and 9.5% during 2002, 2001, and 2000, respectively.

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth.  It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends.  As of December 31, 2002, the Company was in compliance with the provisions of the financial covenants of the Wells Fargo Credit Agreement.

Subordinated Debt – In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt.  The notes require payment of the principal amounts on September 30, 2004.  Interest at 10% per annum is paid semi-annually on June 30 and December 31.  In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 60,294 shares of common stock at $8.71 per share.  The Company has determined the value of the warrants at the dates of issuance to be $281,000 based upon the Black-Scholes option-pricing model.  The value of the warrants has been accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued.  The effective interest rate of the subordinated debt including the warrants is 23.0%.  The discount is amortized to interest expense over the term of the debt using the effective interest method.

Cash paid for interest for all outstanding debt was $1.3 million, $1.2 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8.                                       STOCKHOLDERS’ EQUITY

On April 19, 2002, the Board of Directors declared a 10% stock dividend on the Company’s common stock, which was paid on July 5, 2002 to stockholders of record on May 22, 2002.  The dividend was charged to accumulated deficit in the amount $5.0 million, which was based on the fair value of the Company’s common stock.  Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the 10% stock dividend.

On September 26, 2001, the Board of Directors declared a 10% stock dividend on the Company’s common stock, which was paid on November 9, 2001 to stockholders of record on October 26, 2001.  The dividend was charged to accumulated deficit in the amount of $5.2 million, which was based on the fair value of the Company’s common stock.  Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the 10% stock dividend.

In July and August 2000, the Company completed a private equity placement through the sale, exclusively to accredited investors, of 679,013 units at an aggregate price of $5.5 million, or $8.10 per unit, resulting in net proceeds of approximately $4.9 million after deducting agents’ commissions of $0.6 million and other expenses.  Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at an exercise price of $10.13.  In connection with the private placement, the Company also issued warrants to the placement agent to purchase 67,901 shares of common stock at an exercise price of $10.13 per share.  The warrants are currently exercisable and expire five years from the date of issuance.

At December 31, 2002, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants were as follows:

	Exercise Price Per Share	Period Exercisable	Number of Shares Reserved

Private equity placement	$10.13	July 31, 2000 to July 30, 2005	611,111

Private equity placement	$10.13	August 31, 2000 to August 30, 2005	135,803

Subordinated notes 10%	$8.71	September 20, 2002 to September 30, 2004	60,294

In addition, at December 31, 2002, 788,390 shares of common stock were reserved for future issuances under the stock option plans discussed in Note 9.

In September 1998, the Company’s Board of Directors declared a dividend of one preferred share purchase right for each common share then outstanding.  The Rights were distributed pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company.  Each Right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment.  The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding common stock.

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

The following table summarizes information about stock options outstanding at December 31, 2002:

	Plan Options Outstanding
	1983 ISO Plan	1993 Equity Compensation Plan	Non- employee Director Plan	Weighted Average Exercise Price

Balance at December 31, 1999	6,012	351,577	13,004	$5.83
Granted		146,666		8.76
Exercised		(1,135)		4.45
Canceled	(275)		(814)	59.71

Balance at December 31, 2000	5,737	497,108	12,190	6.58
Granted		124,362		6.63
Exercised		(84,701)		3.97
Canceled	(2,458)	(61,676)		10.38

Balance at December 31, 2001	3,279	475,093	12,190	6.55
Granted		106,850		9.91
Exercised		(18,011)	(3,056)	3.87
Canceled	(3,279)	(2,837)	(306)	52.08

Balance at December 31, 2002	—	561,095	8,828	6.76

	Plan Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$2.10	110,002	$2.10	6.2	110,002	$2.10
$2.25-7.11	214,844	5.48	7.5	161,846	4.33
$7.16 - $10.27	235,082	9.24	8.2	144,116	8.79
$11.37 - $73.64	9,995	27.29	5.8	6,772	34.87
	569,923	6.76	7.5	422,736	6.08

Nonqualified Stock Options - At December 31, 2002, 2001, and 2000, the Company had 122,224, 122,224 and 134,740, respectively, nonqualified stock options outstanding to certain current and former officers of the Company.  The weighted average exercise price of nonqualified stock options outstanding for each of these three years was $7.16 per share.  The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

Restricted Stock Awards - Restricted stock awards are issued to certain key employees as an incentive for the performance of future services that will contribute materially to the successful operation of the Company.  Owners of restricted stock awards have the rights of shareowners, including the right to vote.  The Company awarded 36,391, 49,005, and 66,853 restricted shares in 2002, 2001, and 2000, respectively, to certain key employees with a restriction period of three years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in capital.  Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to $344,000, $183,000, and $69,000 in 2002, 2001, and 2000, respectively.  Unvested restricted stock awards totaled 133,960 and 97,405 at December 31, 2002 and 2001, respectively, with a weighted average grant date fair value of $8.16 and $7.27 in 2002 and 2001, respectively.

Qualified Employee Stock Purchase Plan - The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock.  The number of shares of common stock authorized to be issued under the Purchase Plan is 181,500.  The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company.  The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised.  Payment for common stock is made through a payroll deduction plan.  Shares issued under the Purchase Plan were 14,878, 22,812, and 9,320 during 2002, 2001, and 2000, respectively.  As of December 31, 2002, 106,881 shares of common stock were available for issuance under the Purchase Plan.

10.                                 EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Dollars in thousands, except per share amounts)

	2002	2001	2000

Net income (loss) (A)	$11,737	$2,498	$(2,561)
Weighted average number of basic common shares outstanding (B)	4,798,098	4,401,950	3,802,531
Dilutive effect of stock options and warrants computed based on the treasury stock method using average market price	213,232	212,202	—
Weighted average number of diluted common shares outstanding (C)	5,011,330	4,614,152	3,802,531
Basic earnings (loss) per common share (A/B)	$2.45	$0.57	$(0.67)
Diluted earnings (loss) per common share (A/C)	$2.34	$0.54	$(0.67)

Options and warrants to purchase 928,065 and 828,160 shares of common stock were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.  Options and warrants to purchase an aggregate 1,400,413 shares of common stock were outstanding during 2000 and were excluded from the computation of dilutive earnings per share as their inclusion would have been anti-dilutive due to a net loss in that year.

11.                                 INCOME TAXES

Income tax benefit consisted of:

	2002	2001	2000
Current:
Federal	—	—	—
State and local	—	—	—
	—	—	—
Deferred	(10,150)	—	—
	$(10,150)	$—	$—

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for:

	2002	2001	2000
Computed expected federal income tax expense (benefit)	$540	$849	$(871)
State tax, net of federal effect	62	101	(98)
Change in valuation allowance	(12,514)	(1,536)	499
Expired net operating loss carryforwards	651	680	454
Other, net	1,111	(94)	16
	$(10,150)	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows:

(In thousands)

	2002	2001

Current:
Accounts receivable allowances	$795	$406
Inventories	157	93
Accrued expenses	529	517
Other	18	102
	1,499	1,118

Non current:
Building, equipment and improvements	(510)	(310)
Goodwill and other intangible assets	(468)	745
Research and experimental credit carryforwards	221	203
Net operating loss carryforwards	10,015	12,178
	9,258	12,816
	10,757	13,934
Less: Valuation allowance	(1,420)	(13,934)
Net deferred tax assets	$9,337	$—

At December 31, 2002, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $28.7 and $7.5 million, respectively, which are available to offset taxable income through 2020.  For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.

12.                                 EMPLOYEE BENEFIT PLAN

The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements.  Contributions to the plan are at the discretion of the Board of Directors.  The 401(k) expense for 2002, 2001 and 2000 was $0.2 million in each year.

13.                                 COMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease.  Rental payments to the director were approximately $197,000, $138,000, and $121,000 during 2002, 2001 and 2000, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through April 2011.  Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

As of December 31, 2002, the Company is obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows:

(In thousands)

	Capital Leases	Operating Leases

2003	$105	$727
2004	87	574
2005	80	444
2006	21	394
2007	15	346
2008 and thereafter	8	793
	316	$3,278
Amount representing interest	48
Present value of net minimum lease payments	268
Less current portion	83
Long-term capital lease obligations	$185

Rent expense (including amounts for the facilities leased from the director) amounted to $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company’s consolidated financial position or results of operations.

Legal Settlement - In 2001, the Company received a favorable judgment relating to the Company’s Section 16(b) claim against a former stockholder.  The Company was paid $715,000 in cash, the net proceeds of which were recorded as additional paid in capital.

14.                                 RELATED PARTY TRANSACTIONS

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

In February, 2003, the Company entered into a month-to-month lease for a warehousing and distribution facility in Burlington, North Carolina.  The monthly base rent for the facility is $9,400, exclusive of operating expenses.  It is the intent that the month-to-month lease shall be converted to a long-term lease within the next several months.  This facility is owned and leased to the Company by a director of the Company.  The Company believes it is renting this facility on terms as favorable as those available from third parties for equivalent premises.

In October 2000, Harry McCoy was replaced as Chairman and President of the Company but continued to receive payments as an employee under an employment agreement with the Company.  At that time, the Company recorded $600,000 as the estimated amount payable to Mr. McCoy under the employment agreement.  The Company and Mr. McCoy disputed the effect of the termination of his employment with the Company.  In September 2001, the

Company entered into an agreement with Mr. McCoy resolving these issues.  The parties agreed to a mutual release of claims.  Mr. McCoy resigned his position on the Board of Directors and agreed to serve as an ongoing consultant to the Company.  In exchange, the Company agreed to provide Mr. McCoy with a lump sum payment of $250,000, and an additional amount of $250,000 in restricted common stock.  In exchange for McCoy’s ongoing consulting relationship, he will receive $35,000 annually over the next five years.  The Company also advanced Mr. McCoy $102,500 in cash, subject to a five-year promissory note, representing the amount necessary for Mr. McCoy to exercise his previously held options to 44,000 shares of the Company’s common stock.  Mr. McCoy repaid the promissory note in full in 2002.

15.                                 QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$12,351	$13,918	$13,632	$12,123
Gross profit	4,906	5,922	5,350	4,370
Net income (loss)	485	1,008	11,320	(1,076	)(1)
Basic earnings (loss) per share(2)	0.10	0.21	2.36	(0.22)
Diluted earnings (loss) per share(2)	0.10	0.20	2.27	(0.22)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$11,606	$12,561	$12,581	$12,336
Gross profit	4,158	5,036	4,994	5,259
Net income	438	960	790	310
Basic earnings per share(2)	0.10	0.22	0.18	0.07
Diluted earnings per share(2)	0.10	0.21	0.17	0.06

(1)          During the fourth quarter of 2002, the Company reported a net loss of $1.1 million as a result of income tax expense of $633,000 and decreased sample volume from existing drugs-of-abuse clients due to the slowing economy.  The income tax expense was based on refinements in the Company’s tax strategy for utilizing future net operating loss carryforwards and related year-end computations of taxable income and deferred taxes.  The fourth quarter adjustment reduced the total amount of income tax benefit recorded for the year to $10.2 million compared to the $10.8 million recorded in the third quarter of 2002.  The net loss in the fourth quarter was reduced, however, due to lower compensation expenses resulting from a change in the Company’s vacation policy.

(2)          All per share amounts have been restated for the ten percent stock dividends paid on July 5, 2002 and November 9, 2001.

SCHEDULE II-VALUATION & QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2002
Allowance for Doubtful Accounts	$873,000	$445,000	$193,000	(1)	$1,125,000
Restructuring Accrual	$—	$—	$—		$—

Year ended December 31, 2001
Allowance for Doubtful Accounts	$1,077,000	$242,000	$446,000	(1)	$873,000
Restructuring Accrual	$160,000	$—	$160,000	(2)	$—

Year ended December 31, 2000
Allowance for Doubtful Accounts	$214,000	$885,000	$22,000	(1)	$1,077,000
Restructuring Accrual	$469,000	$—	$309,000	(2)	$160,000

(1)                                  Uncollectible accounts written off, net of recoveries.

(2)                                  Represents payments of lease obligations.