Form 10-Q
period 2003-03-31
MEDTOX SCIENTIFIC INC
filed 2003-05-14
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes       X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of May 8, 2003, was 4,921,964.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I          FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Laboratory services	$9,534	$9,337
Product sales	2,937	3,014

	12,471	12,351

COST OF REVENUES:
Cost of services	6,467	6,356
Cost of sales	1,264	1,089

	7,731	7,445

GROSS PROFIT	4,740	4,906

OPERATING EXPENSES:
Selling, general and administrative	4,261	3,778
Research and development	413	274

	4,674	4,052

INCOME FROM OPERATIONS	66	854

OTHER INCOME (EXPENSE):
Interest expense, net	(299)	(353)
Other expense, net	(94)	(16)

	(393)	(369)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(327)	485

INCOME TAX BENEFIT	124	--

NET INCOME (LOSS)	$(203)	$485

BASIC EARNINGS (LOSS) PER COMMON SHARE (1)	$(0.04)	$0.10

DILUTED EARNINGS (LOSS) PER COMMON SHARE (1)	$(0.04)	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic (1)	4,912,736	4,784,006
Diluted (1)	4,912,736	5,040,518

(1) Share and per share amounts for the three months ended March 31, 2002 have been restated for the ten percent stock dividend paid on July 5, 2002. 3

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$815	$439
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,185 in 2003 and $1,125 in 2002)	9,449	9,155
Other	270	243

Total accounts receivable	9,719	9,398
Inventories	4,125	4,395
Deferred income taxes	964	849
Prepaid expenses and other	967	1,169

Total current assets	16,590	16,250
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	14,704	14,769
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	2,093	2,218
DEFERRED INCOME TAXES, net	8,373	8,488
OTHER ASSETS	258	363

TOTAL ASSETS	$57,985	$58,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,685	$4,345
Accounts payable	3,137	3,966
Accrued expenses	2,670	3,485
Current portion of long-term debt	2,384	2,285
Current portion of capital leases	69	83

Total current liabilities	13,945	14,164
LONG-TERM DEBT, net of current portion	9,043	8,822
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	167	185

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and	--	--
outstanding
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 4,921,087 in 2003 and 4,814,001 in 2002	738	722
Additional paid-in capital	81,384	80,699
Deferred stock-based compensation	(1,050)	(498)
Accumulated deficit	(46,066)	(45,863)
Treasury stock	(176)	(176)

Total stockholders' equity	34,830	34,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,985	$58,055

4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(203)	$485
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	713	614
Provision for losses on accounts receivable	171	75
Deferred compensation	134	90
Changes in operating assets and liabilities:
Accounts receivable	(494)	(962)
Inventories	270	(120)
Prepaid expenses and other current assets	202	(31)
Other assets	105	(25)
Accounts payable and accrued expenses	(1,642)	(874)

Net cash used in operating activities	(744)	(748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(477)	(622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks written in excess of bank balances	--	328
Net proceeds from sale of common stock	16	31
Net proceeds on revolving credit facility	1,340	1,185
Proceeds from long-term debt	965	360
Principal payments on long-term debt	(692)	(548)
Principal payments on capital leases	(32)	(53)

Net cash provided by financing activities	1,597	1,303

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	376	(67)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	439	67

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$815	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$271	$316

5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for the Company on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” which amended SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. However, the Company has adopted the disclosure provisions of SFAS No. 148. (See note D).

Stock-Based Compensation — Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the alternative of continued use of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)

		Three months ended
		March 31, 2003	March 31, 2002
Net income (loss)	As reported	$(203)	$485
Less: Total stock-based compensation expense
net of related tax effect		(97)	(154)

	Pro forma	(300)	331

Basic earnings (loss) per share	As reported	$(0.04)	$0.10
	Pro forma	(0.06)	0.07

Diluted earnings (loss) per share	As reported	$(0.04)	$0.10
	Pro forma	(0.06)	0.07

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 applies to the Company’s third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003.  The Company does not hold any variable interest entities.

NOTE B — SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs of abuse testing) and specialty services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. Providing revenues from external customers for each group of services within the Laboratory Services segment is impracticable. The Product Sales segment consists of MEDTOX Diagnostics Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, EZ-SCREEN®, and VERDICT®-II.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income (loss) before income taxes as a segment’s measure of profit or loss.

(In thousands)

	Three months ended
	March 31, 2003	March 31, 2002
Laboratory Services:

Revenues	$9,534	$9,337
Interest expense, net	287	340
Depreciation and amortization	590	572
Segment income (loss) before income taxes	(380)	14
Segment assets	41,810	40,223
Capital expenditures for segment assets	231	462

Product Sales:

Revenues	$2,937	$3,014
Interest expense, net	12	13
Depreciation and amortization	123	42
Segment income before income taxes	53	471
Segment assets	6,838	5,023
Capital expenditures for segment assets	248	160

Corporate (unallocated):

Deferred tax assets, net	$9,337	$--

Company:

Revenues	$12,471	$12,351
Interest expense, net	299	353
Depreciation and amortization	713	614
Income (loss) before income taxes	(327)	485
Total assets	57,985	45,246
Capital expenditures for assets	479	622

8

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

	Three months ended
(In thousands)	March 31, 2003	March 31, 2002
Workplace drugs of abuse testing	$5,696	$6,006
Other specialty laboratory services	3,838	3,331

	$9,534	$9,337

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

	Three months ended
(In thousands)	March 31, 2003	March 31, 2002
Substance abuse testing products	$2,550	$2,583
Contract manufacturing services	308	350
Other diagnostic products	79	81

	$2,937	$3,014

NOTE C — INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2003	December 31, 2002
Raw materials	$1,515	$1,616
Work in process	636	521
Finished goods	619	844
Supplies, including off-site inventory	1,355	1,414

	$4,125	$4,395

9

NOTE D — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2003	March 31, 2002 (1)
Net income (loss) (A)	$(203)	$485

Weighted average number of basic common
shares outstanding (B)	4,912,736	4,784,006
Dilutive effect of stock options and warrants
computed based on the treasury stock method
using average market price	--	256,512

Weighted average number of diluted
common shares outstanding (C)	4,912,736	5,040,518

Basic earnings per common share (A/B)	$(0.04)	$0.10

Diluted earnings per common share (A/C)	$(0.04)	$0.10

Options and warrants to purchase 1,559,355 and 841,028 shares of common stock were outstanding during the first three months of 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares, or because they were antidilutive in 2003 due to the net loss.

(1)     Share and per share amounts for the three months ended March 31, 2002 have been restated for the ten percent stock dividend paid on July 5, 2002.

NOTE E — INCOME TAXES

At March 31, 2003, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $28.7 and $7.5 million, respectively, which are available to offset taxable income through 2020. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership. Although the Section 382 limitation is not expected to impair the realization of these NOLs, other factors could, such as projected future taxable income, the timing of expiring NOLs, and the company’s tax planning strategies.

NOTE F – STOCKHOLDERS’ EQUITY

In January 2003, the Company issued 105,681 shares of restricted stock to certain key employees as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. The restriction period on such shares ranges from three to five years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in-capital. Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to $134,411 and $89,923 for the three months ended March 31, 2003 and 2002, respectively.

NOTE G – RELATED PARTY TRANSACTIONS

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

In February 2003, the Company entered into a month-to-month lease for a warehousing and distribution facility in Burlington, North Carolina. The monthly base rent for the facility is $9,400 exclusive of operating expenses. It is the intent that the month-to-month lease shall be converted to a long-term lease within the next several months. This facility is owned and leased to the Company by a director of the Company. The Company believes it is renting this facility on terms as favorable as those available from third parties for equivalent premises.

NOTE H – CONTINGENCIES

Leases — The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through April 2011. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

Legal — The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company’s consolidated financial position or results of operations.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs of abuse testing) and specialty laboratory services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note B of Notes to the Consolidated Financial Statements. For the three months ended March 31, 2003, Laboratory Services revenue accounted for 76.4% of the Company’s revenue, compared with 75.6% for the same period in 2002. Revenue from Product Sales accounted for 23.6% of the Company’s revenue compared with 24.4% for the same period in 2002.

Critical Accounting Policies

The Company has identified the policies outlined below as critical to understanding its business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2002. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of March 31, 2003 was $9.4 million, net of allowance for doubtful accounts of $1.2 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At March 31, 2003, off-site inventory was $0.7 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of adoption of SFAS No. 142 and then on a periodic basis thereafter. During the first half of 2002, the Company completed impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets. On October 1, 2002, the Company updated its impairment testing and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets. During the three months ended March 31, 2003, no circumstances occurred that required an impairment charge.

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

Results of Operations

Total revenues for the first quarter of 2003 increased 1% over the first quarter of 2002, driven by strong specialty laboratory volume and continued success in acquiring new laboratory clients, partially offset by lower volume from existing occupational health clients and product sales to government clients. Operating expenses as a percentage of sales were higher in the first quarter of 2003, reflecting increased spending on research and development and in support of clinical trial services, as well as higher overall business insurance expenses. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three months ended,
	March 31, 2003	March 31, 2002
Revenues	100.0%	100.0%
Cost of revenues	62.0	60.3

Gross margin	38.0	39.7
Operating expenses:
Selling, general, and administrative	34.2	30.6
Research and development	3.3	2.2

	37.5	32.8
Income (loss) from operations	0.5	6.9
Other expense, primarily interest	3.1	3.0

Income (loss) before income tax benefit	(2.6)	3.9
Income tax benefit	1.0	--

Net income (loss)	(1.6%)	3.9%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

Revenues increased 1% to $12.5 million for the three months ended March 31, 2003, driven by a $0.2 million, or 2% increase in Laboratory Services revenue. Product Sales revenues in the first quarter declined slightly from the prior year period, reflecting a slight drop in sales of substance abuse testing products, a slight decline in contract manufacturing services and flat sales of other diagnostic products.

The Laboratory Services segment benefited from a 15% increase in specialty laboratory services revenues. Clinical testing for the pharmaceutical industry increased $0.4 million, or 14% from the previous quarter. Specimen volume from the Company’s occupational health and corporate clients increased 3%, reflecting the Company’s continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE®-II ER, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, declined 1% to $2.7 million in the first quarter of 2003. Sales of PROFILE®-II devices to existing workplace clients were down from last year and continue to be impacted by the reduction in nationwide hiring. However, continuing success in acquiring new client relationships and gaining market share has helped to mitigate the negative impact of lower volumes from existing clients. Sales of PROFILE®-II ER and the Company’s new PROFILE®-II A devices continue to grow and have increased more than $0.5 million over the same quarter last year. The PROFILE®-II ER device is an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. The PROFILE®-II A device screens for five drugs of abuse and uses a unique lateral flow test strip to screen for the five most common adulterants. In the VERDICT®-II product line, sales to government clients for probation, parole and rehabilitation were down 9% from the prior year period, primarily due to reductions in state budgets.

Product sales from agricultural diagnostic products were flat due to level purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products were $0.3 million in the quarter, down 12% from the prior year period.

Gross Profit

Consolidated gross margin declined to 38.0% of revenues for the three months ended March 31, 2003, compared to 39.7% of revenues for the same period in 2002, reflecting a decline in Product Sales gross margin, partially offset by a slight improvement in Laboratory Services gross margin.

Laboratory Services gross margin was 32.2% of revenues for the three months ended March 31, 2003, up from 31.9% of revenues for the same period in 2002. This improvement was primarily attributable to the Company’s continued focus on higher-margin specialty laboratory testing services. Gross margin from Product Sales declined to 57.0% of revenue for the three months ended March 31, 2003, from 63.9% of revenue in the comparable period of 2002, and was negatively impacted by unabsorbed overhead resulting from lower production activity. The lower production activity was a result of management’s decision to reduce inventory in response to lower than expected sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.3 million, or 34.2% of revenue in the first quarter of 2003, compared to $3.8 million or 30.6% of revenue in the first quarter of 2002. The increase was primarily due to increased spending in client service support for specialty lab services and increased business insurance expenses. In addition, deferred compensation expense increased in the quarter as a result of the issuance of restricted stock in January 2003.

Research and Development Expense

Research and Development expenses were $0.4 million, or 0.3% of revenue in the first quarter of 2003, compared to $0.3 million, or 0.2% of revenue in the first quarter of 2003. The increase was primarily due to increased development activity associated with new product configurations and assays and other new product research in the Diagnostics Products segment, compared to the prior period, which is expected to continue through the remainder of 2003.

Other Expense

Other expense, consisting primarily of interest expense, increased 7% in the first quarter of 2003. The increase was largely due to higher vacancy rates at the Company’s facility in St. Paul, Minnesota, partially offset by lower interest rates. While the Company is actively seeking additional tenants for the building, there can be no assurance it will be able to lower overall vacancy rates during the remainder of 2003.

Income (Loss) Before Income Tax Benefit

During the three months ended March 31, 2003, the Company recorded a loss before income tax benefit of $0.3 million, compared to pretax income of $0.5 million in the same period of 2002. The decline in income was caused primarily by increased selling, general, and administrative expenses, partially offset by a slight increase in consolidated revenue.

Laboratory Services loss before income tax benefit of $0.4 million for the three months ended March 31, 2003 was down $0.4 million from the prior year period. The decline was primarily attributable to increased spending in client service support for clinical trial services, and increased business insurance expenses.

Product Sales income before income tax benefit was $0.1 million for the three months ended March 31, 2003, compared to $0.5 million for the same period of 2002. This decline was primarily caused by a reduced gross margin and increased research and development expenditures.

Income Taxes

As of March 31, 2003, deferred income taxes of $9.3 million are recorded net of a valuation allowance due to uncertainties related to the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating loss (NOL) carry forwards, before they expire. In the future, subsequent revisions to the estimated net realizable value of the net deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOL is completely utilized, or if the Company became subject to alternative minimum taxes.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash used in operating activities was $0.7 million for both the three months ended March 31, 2003 and 2002.

Accounts payable and accrued expenses decreased $1.6 million during the first quarter of 2003, compared to $0.9 million for the first quarter of 2002, primarily due to a higher level of accounts payable as of December 31, 2002 compared to December 31, 2001 and subsequent payments on such outstanding balances during the first quarter of 2003. The payments included approximately $0.8 million for new equipment installed in December 2002, which was financed from the proceeds of long-term debt.

Net cash used in investing activities, consisting of capital expenditures, was $0.5 million for the three months ended March 31, 2003 compared to $0.6 million in the same period of 2002.

Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2003 primarily represented net proceeds from the revolving credit facility. During the three months ended March 31, 2003, the Company also received proceeds from long term debt of $1.0 million to finance capital equipment purchases. Offsetting these proceeds were payments on long-term debt of $0.7 million during the three months ended March 31, 2003 compared to $0.5 million in the same period of 2002.

Accounts receivable increased $0.5 million during the first quarter of 2003, primarily due to higher sales during the last month of the quarter, compared to the previous quarter.

In January 1998, the Company entered into a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (the Bank). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth, which are established annually. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of March 31, 2003 the Company and the Bank had not established the quarterly financial covenant levels for 2003. The Company and the Bank are currently in the process of establishing such required levels for the remainder of 2003.

In the first quarter of 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed a note payable for $965,000, payable in monthly installments over four years. Interest is payable at a variable rate of 1.25% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable, and to a lesser degree, the inventory of the Company. As of March 31, 2003, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $5.7 million was borrowed, leaving a net availability of $0.3 million and a cash balance of $0.8 million.

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

The Company continues to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenue from sales of the Company’s existing products and services (iii) developing new products and services, as well as (iv) continuing to selectively pursue synergistic acquisitions to increase the Company’s critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that the Company will be profitable.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 applies to the Company’s third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003.  The Company does not hold any variable interest entities.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company’s primary market risk exposures are to changes in interest rates. During 2002 and through March 31, 2003, the Company did not have sales denominated in foreign currencies, nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

At March 31, 2003, the Company had a $0.9 million term loan and $3.4 million Capex Notes outstanding at a variable interest rate of 1.25% over prime. In addition, at March 31, 2003, the Company had a $5.9 million mortgage loan payable to Principal Life insurance Company at a fixed annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. At March 31, 2003, the Company had approximately $1.0 million of subordinated notes outstanding at a fixed interest rate of 10%, and non interest-bearing promissory notes and various vehicle loans totaling $0.4 million. The Company also had capital leases at various fixed rates. These fixed-rate financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

The Company had approximately $9.9 million and $7.7 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of March 31, 2003 and 2002. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At March 31, 2003, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

The Company does not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes.

Item 4: EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

a. Exhibits: See Exhibit Index on page following Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On January 27, 2003, the Company filed a Form 8-K announcing preliminary unaudited results for year-end 2002.

On January 29, 2003, the Company filed a Form 8-K stating the Company had issued a press release regarding an industry article that was written highlighting the company.

On March 6, 2003, the Company filed a Form 8-K announcing evenues and earnings for the fourth quarter and year-ended December 31, 2002.

On March 10, 2003, the Company filed a Form 8-K stating it held its quarterly conference call and announced revenues and earnings for the fourth quarter and year-end December 31, 2002.

On March 18, 2003, the Company filed a Form 8-K announcing final results for the fourth quarter and year-end December 31, 2002.

22

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	May 14, 2003
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Operating Officer	May 14, 2003
Kevin J. Wiersma	(Principal Financial Officer)

/s/ James D. Hanzlik	Director of Finance and Controller	May 14, 2003
James D. Hanzlik	(Principal Accounting Officer)

23

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By: /s/ Richard J. Braun
Richard J. Braun
Chief Executive Officer

24

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By: /s/ Kevin J. Wiersma
Kevin J. Wiersma
Chief Financial Officer

25

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED MARCH 31, 2003

Exhibit number	Description
99.1*	Section 906 Certificate of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
99.2*	Section 906 Certificate of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

* Filed herewith 26