Form 10-Q
period 2003-06-30
MEDTOX SCIENTIFIC INC
filed 2003-08-14
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of August 6, 2003, was 4,939,821.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I    FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Laboratory services	$10,085	$10,540	$19,619	$19,877
Product sales	3,072	3,378	6,009	6,392

	13,157	13,918	25,628	26,269

COST OF REVENUES:
Cost of services	6,735	6,724	13,202	13,080
Cost of sales	1,357	1,272	2,621	2,361

	8,092	7,996	15,823	15,441

GROSS PROFIT	5,065	5,922	9,805	10,828

OPERATING EXPENSES:
Selling, general and administrative	4,460	4,237	8,721	8,015
Research and development	419	304	832	578

	4,879	4,541	9,553	8,593

INCOME FROM OPERATIONS	186	1,381	252	2,235

OTHER INCOME (EXPENSE):
Interest expense, net	(296)	(340)	(595)	(693)
Other expense, net	(140)	(33)	(234)	(49)

	(436)	(373)	(829)	(742)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(250)	1,008	(577)	1,493

INCOME TAX BENEFIT	--	--	124	--

NET INCOME (LOSS)	$(250)	$1,008	$(453)	$1,493

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.05)	$0.21	$(0.09)	$0.31

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.05)	$0.20	$(0.09)	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	4,926,708	4,792,279	4,920,317	4,788,576
Diluted	4,926,708	5,145,718	4,920,317	5,086,791

See Notes to Consolidated Financial Statements (Unaudited). 3

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$841	$439
Accounts receivable:
Trade, less allowance for doubtful accounts ($505 in 2003 and $1,125 in 2002)	9,022	9,155
Other	300	243

Total accounts receivable	9,322	9,398
Inventories	3,744	4,395
Deferred income taxes	964	849
Prepaid expenses and other	1,063	1,169

Total current assets	15,934	16,250
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	15,308	14,769
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,967	2,218
DEFERRED INCOME TAXES, net	8,373	8,488
OTHER ASSETS	217	363

TOTAL ASSETS	$57,766	$58,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$4,739	$4,345
Accounts payable	3,491	3,966
Accrued expenses	3,111	3,485
Current portion of long-term debt	2,434	2,285
Current portion of capital leases	68	83

Total current liabilities	13,843	14,164
LONG-TERM DEBT, net of current portion	9,052	8,822
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	151	185

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and	--	--
outstanding
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 4,937,542 in 2003 and 4,814,001 in 2002	741	722
Additional paid-in capital	81,475	80,699
Deferred stock-based compensation	(1,003)	(498)
Accumulated deficit	(46,317)	(45,863)
Treasury stock	(176)	(176)

Total stockholders' equity	34,720	34,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,766	$58,055

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(453)	$1,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,400	1,241
Provision for losses on accounts receivable	393	183
Deferred compensation	265	182
Changes in operating assets and liabilities:
Accounts receivable	(317)	(2,327)
Inventories	651	107
Prepaid expenses and other current assets	106	119
Other assets	147	(17)
Accounts payable and accrued expenses	(849)	(420)

Net cash provided by operating activities	1,343	561

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,609)	(2,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	26	66
Net proceeds on revolving credit facility	394	2,108
Proceeds from long-term debt	1,641	1,103
Principal payments on long-term debt	(1,344)	(1,227)
Principal payments on capital leases	(49)	(141)

Net cash provided by financing activities	668	1,909

INCREASE IN CASH AND CASH EQUIVALENTS	402	161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	439	67

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$841	$228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$588	$669
See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, (as amended by SFAS No.148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)......................................	As reported	$(250)	$1,008	$(453)	$1,493
Less: Total stock-based compensation
expense, net of related tax effect		(152)	(147)	(249)	(301)

	Pro forma	(402)	861	(702)	1,192

Basic earnings (loss) per share..............	As reported	$(0.05)	$0.21	$(0.09)	$0.31
	Pro forma	(0.08)	0.18	(0.14)	0.25

Diluted earnings (loss) per share...........	As reported	$(0.05)	$0.20	$(0.09)	$0.29
	Pro forma	(0.08)	0.17	(0.14)	0.23

6

New Accounting Standards: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 applies to the Company’s third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003.  The Company does not hold any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company does not expect that the adoption of SFAS No. 149 will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company does not believe that the adoption of SFAS No. 150 will have a material impact on the Company’s results of operations or financial position.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs of abuse testing) and specialty services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. Providing revenues from external customers for each group of services within the Laboratory Services segment is impracticable. The Product Sales segment where POC (point of care) disposable diagnostics devices consists of MEDTOX Diagnostics Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II ER, and VERDICT®-II in addition to a variety of agricultural testing products. MEDTOX Diagnostics Inc. also provides contract manufacturing services in its FDA/GMP facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income (loss) before income taxes as a segment’s measure of profit or loss. (In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Laboratory Services:

Revenues	$10,085	$10,540	$19,619	$19,877
Interest expense, net	280	323	567	663
Depreciation and amortization	579	577	1,169	1,149
Segment income (loss) before income taxes	(325)	316	(705)	330
Segment assets	41,503	41,708	41,503	41,708
Capital expenditures for segment assets	482	974	713	1,436

Product Sales:

Revenues	$3,072	$3,378	$6,009	$6,392
Interest expense, net	16	17	28	30
Depreciation and amortization	108	50	231	92
Segment income before income taxes	75	692	128	1,163
Segment assets	6,926	5,760	6,926	5,760
Capital expenditures for segment	648	713	896	873

Corporate (unallocated):

Deferred tax asset, net	$9,337	$--	$9,337	$--

Company:

Revenues	$13,157	$13,918	$25,628	$26,269
Interest expense, net	296	340	595	693
Depreciation and amortization	687	627	1,400	1,241
Income (loss) before income taxes	(250)	1,008	(577)	1,493
Total assets	57,766	47,468	57,766	47,468
Capital expenditures for assets	1,130	1,687	1,609	2,309

8

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment: (In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Workplace drugs of abuse testing	$6,434	$7,031	$12,130	$13,037
Other specialty laboratory services	3,651	3,509	7,489	6,840

	$10,085	$10,540	$19,619	19,877

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment: (In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Substance abuse testing products	$2,520	$2,962	$5,070	$5,545
Contract manufacturing services	444	362	752	713
Other diagnostic products	108	54	187	134

	$3,072	$3,378	$6,009	$6,392

3. INVENTORIES Inventories consisted of the following: (In thousands)

	June 30, 2003	December 31, 2002
Raw materials	$1,326	$1,616
Work in process	626	521
Finished goods	494	844
Supplies, including off-site inventory	1,298	1,414

	$3,744	$4,395

9

4. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss) (A)	$(250)	$1,008	$(453)	$1,493

Weighted average number of basic
common shares outstanding (B)	4,926,708	4,792,279	4,920,317	4,788,576
Dilutive effect of stock options and
warrants computed based on the
treasury stock method using average
market price	--	353,439	--	298,215

Weighted average number of diluted
common shares outstanding (C)	4,926,708	5,145,718	4,920,317	5,086,791

Basic earnings (loss) per common share (A/B)	$(0.05)	$0.21	$(0.09)	$0.31

Diluted earnings (loss) per common share (A/C)	$(0.05)	$0.20	$(0.09)	$0.29

Options and warrants to purchase 1,557,452, 1,557,452, 11,289 and 11,289 shares of common stock were outstanding during the three and six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares, or because they were antidilutive in 2003 due to net losses.

5.     INCOME TAXES

At June 30, 2003, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $28.7 and $7.5 million, respectively, which are available to offset taxable income through 2020. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership. Although the Section 382 limitation is currently not expected to impair the realization of these NOLs, other factors could, such as projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.

In 2002, the Company recorded a $10.2 million income tax benefit and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance at that time was based on the available evidence, including the Company’s historical performance, tax planning strategies, and projected future results.  The valuation allowance at December 31, 2002 of $1.4 million represented the portion of the net operating loss (NOL) carryforwards that were expected to expire unused in 2003 and future years.  Based on the Company’s operating performance through the first half of 2003, it appears that more NOL carryforwards may expire unused in 2003 than was originally anticipated.  Therefore, the Company has not recorded an income tax benefit for the second quarter’s loss, in order to better reflect the anticipated effective rate for the full year. Should operating results for the remainder of 2003 and possibly 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

6.     RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. This facility has always been owned and leased to the Company by Samuel Powell, a director of the Company. The Company believes it is renting this facility on terms similar to those available from third parties for equivalent premises.

In February 2003, the Company entered into a month-to-month lease for a warehousing and distribution facility in Burlington, North Carolina. The monthly base rent for the facility is $9,400 exclusive of operating expenses. It is the intent that the month-to-month lease shall be converted to a long-term lease within the next several months. This facility is owned and leased to the Company by Samuel Powell, a director of the Company. The Company believes it is renting this facility on terms similar to those available from third parties for equivalent premises.

7.     COMMITMENTS AND CONTINGENCIES

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

8.     SUBSEQUENT EVENT

On July 1, 2003, the Company completed the acquisition of the forensic drug testing accounts from Cox Toxicology, a full-service, SAMHSA-certified drug testing laboratory and a division of CoxHealth. The purchase price of the transaction is based on varying percentages of the revenue realized from the transitioned business over the next three years. During this period, the Company estimates that revenue from these accounts will total approximately $1.2 million and that the sum of the payments for the acquisition should not exceed 25% of this total.

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

General

MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as “the Company.” The Company is engaged primarily in two distinct, but very much related businesses. The business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota, and the business of manufacturing and distribution of diagnostic devices is executed by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina.

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs of abuse testing) and specialty laboratory services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements. For the three and six months ended June 30, 2003, Laboratory Services revenue accounted for 77% of the Company’s revenue, compared with 76% for the same periods in 2002. Revenue from Product Sales accounted for 23% of the Company’s revenue for the three and six months ended June 30, 2003 compared with 24% for the same periods in 2002.

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

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of June 30, 2003 was $9.3 million, net of allowance for doubtful accounts of $0.5 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At June 30, 2003, off-site inventory was $0.7 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of adoption of SFAS No. 142 and then on a periodic basis thereafter. During the first half of 2002, the Company completed impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets. In the fourth quarter of 2002, the Company updated its impairment testing and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets. During the six months ended June 30, 2003, no circumstances occurred that required an impairment charge.

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

Results of Operations

Total revenues for the second quarter of 2003 declined 5% over the second quarter of 2002, reflecting the continued softness in new business employment. Gross margin was negatively impacted by a decline in the average price per testing specimen for laboratory workplace drug testing and a deteriorating margin in the Product Sales segment. Operating expenses as a percentage of sales were also higher in the second quarter of 2003, reflecting severance costs related to staffing reductions, increased bad debt expense, and the continued investment in research and development. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended			Six Months Ended
	June 30, 2003		June 30, 2002	June 30, 2003		June 30, 2002
Revenues	100.0%		100.0%	100.0%		100.0%
Cost of revenues	61.5		57.4	61.7		58.8

Gross margin	38.5		42.6	38.3		41.2
Operating expenses:
Selling, general, and administrative	33.9		30.5	34.0		30.5
Research and development	3.2		2.2	3.3		2.2

	37.1		32.7	37.3		32.7

Income from operations	1.4		9.9	1.0		8.5
Other expense	3.3		2.7	3.2		2.8

Income (loss) before income tax benefit	(1.9)		7.2	(2.2)		5.7
Income tax benefit	--		--	0.4		--

Net income (loss)	(1	.9)%	7.2%	(1	.8)%	5.7%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Revenues decreased 5% to $13.2 million for the three months ended June 30, 2003, reflecting a $0.5 million decline in Laboratory Services revenue and a $0.3 million drop in Product Sales revenues.

Laboratory Services revenues were impacted by a 2% drop in specimen volume from the Company’s occupational health and corporate clients, reflecting the continued softness in new business employment. In addition, the average price per testing specimen for workplace drugs of abuse testing declined in an effort to attract new business to offset the impact of the reduction in specimen volume. This impact has been partially mitigated by the Company’s continued success in acquiring new client relationships and gaining market share. On a positive note, revenues from the Company’s specialty laboratory services increased 4% in the quarter.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE®-II ER, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, declined 15% to $2.5 million in the second quarter of 2003. The decline is primarily attributable to lower sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation. The economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward. Sales of PROFILE®-II devices to existing workplace and occupational clients were also down from last year and continue to be impacted by the reduction in nationwide hiring; additionally, some customers are alternatively purchasing the PROFILE®-II A device, which screens for the same five drugs of abuse, but also includes a patented lateral flow test strip to screen for the five most common adulterants. Sales of the PROFILE®-II A have increased 64% over the second quarter of last year.

Product sales from agricultural diagnostic products increased $54,000 to $108,000 primarily as a result of increased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products increased 23% to $0.4 million and were positively impacted by the timing of orders from existing clients.

Gross Profit

Consolidated gross margin declined to 38.5% of revenues for the three months ended June 30, 2003, compared to 42.6% of revenues for the same period in 2002, reflecting declines in both Laboratory Services and Product Sales gross margin.

Laboratory Services gross margin was 33.2% of revenues for the three months ended June 30, 2003, down from 36.2% of revenues for the same period in 2002. The margin shortfall was primarily attributable to the impact of the high fixed costs nature of workplace drugs of abuse testing combined with a decline in the average price per testing specimen. Gross margin from Product Sales declined to 55.8% of revenues for the three months ended June 30, 2003, from 62.3% of revenues in the comparable period of 2002. The lower gross margin was primarily the result of the impact of fixed type costs on lower production levels associated with the decline in sales, as well as increased spending in quality control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.5 million, or 33.9% of revenues in the second quarter of 2003, compared to $4.2 million or 30.5% of revenues in the second quarter of 2002. The increase was primarily due to severance costs related to staffing reductions, increased bad debt expense and higher business insurance expenses.

Research and Development Expense

Research and development expenses were $0.4 million, or 3.2% of revenues in the second quarter of 2003, compared to $0.3 million, or 2.2% of revenues in the second quarter of 2002. The increase was primarily due to increased development activity associated with new product configurations and assays and other new product research in the Product Sales segment, which is expected to continue through the remainder of 2003.

Other Income and Expense

Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses increased 17% to $0.4 million in the second quarter of 2003. The increase was primarily due to reduced rental income as a result of higher vacancy rates. While the Company is actively seeking additional tenants for the building, there can be no assurance it will be able to lower overall vacancy rates during the remainder of 2003. This increase was partially offset by a reduction in interest expense due to lower interest rates.

Income (Loss) Before Income Taxes

During the three months ended June 30, 2003, the Company recorded a pre-tax loss of $0.3 million, compared to pre-tax income of $1.0 million in the same period of 2002. The decline in performance was caused primarily by lower revenues and gross margin in both the Laboratory Services and Product Sales segments.

Laboratory Services loss was $0.3 million for the three months ended June 30, 2003 compared to income of $0.3 million in the same period of 2002. The decline was primarily attributable to a drop in revenues, lower gross margin and higher selling, general and administrative expenses.

Product Sales income was $0.1 million for the three months ended June 30, 2003, compared to $0.7 million for the same period of 2002. This shortfall was primarily caused by a reduction in revenues and gross margin and increased operating expenses.

Income Taxes

In 2002, the Company recorded a $10.2 million income tax benefit and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance at that time was based on the available evidence, including the Company’s historical performance, tax planning strategies, and projected future results.  The valuation allowance at December 31, 2002 of $1.4 million represented the portion of the net operating loss (NOL) carryforwards that were expected to expire unused in 2003 and future years.  Based on the Company’s operating performance through the first half of 2003, it appears that more NOL carryforwards may expire unused in 2003 than was originally anticipated.  Therefore, the Company has not recorded an income tax benefit for the second quarter’s loss, in order to better reflect the anticipated effective rate for the full year. Should operating results for the remainder of 2003 and possibly 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Revenues decreased 2% to $25.6 million for the six months ended June 30, 2003, reflecting a $0.3 million decline in Laboratory Services revenue and a $0.4 million drop in Product Sales revenues.

Laboratory Services revenues were impacted by a decline in the average price per testing specimen for workplace drugs of abuse testing. The lower pricing is part of the Company’s strategy to attract new business to offset the impact of the recent decline in specimen volume from existing workplace drug testing clients. For the six months ended June 30, 2003, specimen volume from the Company’s occupational health and corporate clients was flat with the prior year period. This impact has been partially mitigated by the Company’s continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment. Revenues from the Company’s specialty laboratory services increased 10% for the six months ended June 30, 2003.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE®-II ER, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, declined 9% to $5.1 million in the first six months of 2003. The decline is primarily attributable to lower sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation. The economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward. Sales of PROFILE®-II devices to existing workplace and occupational clients were also down from last year and continue to be impacted by the reduction in nationwide hiring; additionally, some customers are alternatively purchasing the PROFILE®-II A device, which screens for the same five drugs of abuse, but also includes a patented lateral flow test strip to screen for the five most common adulterants. Sales of the PROFILE®-II A have increased 98% over the same period last year.

Product sales from agricultural diagnostic products increased $53,000 to $187,000 primarily as a result of increased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. Sales of contract manufacturing services, microbiological and associated products increased 6% to $0.8 million and were positively impacted by the timing of orders from existing clients in the second quarter of 2003.

Gross Profit

Consolidated gross margin declined to 38.3% of revenues for the six months ended June 30, 2003, compared to 41.2% of revenues for the same period in 2002, reflecting declines in both Laboratory Services and Product Sales gross margin.

Laboratory Services gross margin was 32.7% of revenues for the six months ended June 30, 2003, down from 34.2% of revenues for the same period in 2002. The margin shortfall was primarily attributable to the impact of the high fixed costs nature of workplace drugs of abuse testing combined with a decline in specimen volume and average price per testing specimen. Gross margin from Product Sales declined to 56.4% of revenues for the six months ended June 30, 2003, from 63.1% of revenues in the comparable period of 2002. The lower gross margin was primarily the result of the impact of fixed type costs on lower production levels associated with the decline in sales, as well as increased spending in quality control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.7 million, or 34.0% of revenues in the first six months of 2003, compared to $8.0 million or 30.5% of revenues in the same period of 2002. The increase was primarily due to severance costs related to staffing reductions, increased bad debt expense, higher business insurance expenses and increased spending in client service support for specialty lab services.

Research and Development Expense

Research and development expenses were $0.8 million, or 3.3% of revenues in the first six months of 2003, compared to $0.6 million, or 2.2% of revenues in the first six months of 2002. The increase was primarily due to increased development activity associated with new product configurations and assays and other new product research in the Product Sales segment, which is expected to continue through the remainder of 2003.

Other Income and Expense

Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses increased 12% to $0.8 million in the first six months of 2003. The increase was primarily due to reduced rental income as a result of higher vacancy rates. While the Company is actively seeking additional tenants for the building, there can be no assurance it will be able to lower overall vacancy rates during the remainder of 2003. This increase was partially offset by a reduction in interest expense due to lower interest rates.

Income (Loss) Before Income Taxes

During the six months ended June 30, 2003, the Company recorded a loss before income tax benefit of $0.6 million, compared to pre-tax income of $1.5 million in the same period of 2002. The change in performance was caused primarily by the lower revenues and gross margin, as well as higher operating expenses in both the Laboratory Services and Product Sales segments.

Laboratory Services loss before income tax benefit was $0.7 million for the six months ended June 30, 2003 compared to pre-tax income of $0.3 million in the same period of 2002. The decline was primarily attributable to a drop in revenues, a lower gross margin and higher selling, general and administrative expenses.

Product Sales pre-tax income was $0.1 million for the six months ended June 30, 2003, compared to $1.2 million for the same period of 2002. This shortfall was primarily caused by a reduction in revenues and gross margin and increased operating expenses.

Income Taxes

In 2002, the Company recorded a $10.2 million income tax benefit and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance at that time was based on the available evidence, including the Company’s historical performance, tax planning strategies, and projected future results.  The valuation allowance at December 31, 2002 of $1.4 million represented the portion of the net operating loss (NOL) carryforwards that were expected to expire unused in 2003 and future years.  Based on the Company’s operating performance through the first half of 2003, it appears that more NOL carryforwards will expire unused in 2003 than was originally anticipated.  Therefore, the Company has not recorded an income tax benefit for the second quarter’s loss, in order to better reflect the anticipated effective rate for the full year.  Should operating results for the remainder of 2003 and possibly 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank financing.

Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2003 compared to $0.6 million in the same period of 2002. Although the Company had lower net income in the first six months of 2003 of $1.9 million as compared to 2002, this decrease was more than offset by a reduction in accounts receivable and inventory. Accounts receivable increased $0.3 million during the first six months of 2003 compared to an increase of $2.3 million for the same period of 2002. The significant increase in accounts receivable in the prior year period was primarily the result of an increase in receivables due from third-party payors such as insurance companies and Medicaid state agencies. Payment cycles from such payors can be lengthy, and in certain cases, were adversely affected in 2002 by incomplete or incorrect billing information provided to the Company by its customers. In 2003, the Company has been able to shorten the payment cycle for such payors through a better understanding of the insurance claim filing requirements and by converting manual billings to an electronic format for certain Medicaid state agencies.

Net cash used in investing activities, consisting of capital expenditures, was $1.6 million for the six months ended June 30, 2003 compared to $2.3 million in the same period of 2002. The increased spending for equipment and capital improvement expenditures in the 2002 period reflected equipment purchases to improve efficiencies and reduce operating costs.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2003 compared to $1.9 million in the same period of 2002. The decrease was primarily the result of a reduction in the use of the revolving credit facility in 2003. During the six months ended June 30, 2003, the Company also received proceeds from long-term debt of $1.6 million to finance capital equipment purchases, partially offset by payments on long-term debt of $1.3 million.

The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (the Bank). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25%; (ii) a revolving line of credit, payable on demand, of not more than $6.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25% and (iv) availability of letters of credit in amounts not to exceed the lesser of $300,000 (less outstanding letters of credit) or the unborrowed portion of the revolving line of credit (less outstanding letters of credit).

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth, which are established annually. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of June 30, 2003 the Company was in compliance with the financial covenants of Wells Fargo Credit Agreement.

In the first six months of 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed a note payable for $1.6 million, payable in monthly installments over 3.5 years. Interest is payable at a variable rate of 1.25% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable, and to a lesser degree, the inventory of the Company. As of June 30, 2003, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $4.7 million was borrowed, leaving a net availability of $1.3 million and a cash balance of $0.8 million.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company does not expect that the adoption of SFAS No. 149 will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company’s results of operations or financial position.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
             MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2003. For additional information refer to Item 7A of our 2002 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS. Inapplicable

ITEM 2	CHANGES IN SECURITIES. Inapplicable

ITEM 3	DEFAULTS ON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 22, 2003.

Proposal No. 1: The stockholders elected each of the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

Director's Name	Votes For	Votes Withheld

Samuel C. Powell	4,311,635	97,240
Robert A. Rudell	4,312,756	96,119

During the second quarter of 2003, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits: See Exhibit Index on page following Certifications under Section 302 of the Sarbanes- Oxley Act of 2002.

b. Reports on Form 8-K:

On April 23, 2003, the Company filed a Form 8-K stating it held its quarterly conference call and announced results for the first quarter ended March 31, 2003.

On April 23, 2003, the Company filed a Form 8-K announcing results for the first quarter ended March 31, 2003.

On May 23, 2003, the Company filed a Form 8-K announcing the results of its Annual Meeting of Shareholders.

On May 23, 2003, the Company filed a Form 8-K announcing the addition of a new patent securing the method and design of a new lateral flow test strip within its diagnostic services.

25

On June 4, 2003, the Company filed a Form 8-K announcing the completion of an exclusive Canadian distribution agreement with Spectral Diagnostics Inc.

On June 6, 2003, the Company filed a Form 8-K announcing some recent company changes.

26

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	August 14, 2003
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Operating Officer	August 14, 2003
Kevin J. Wiersma	(Principal Financial Officer)

27

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED JUNE 30, 2003

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

31.2	Section 302 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

32.1	Section 906 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Section 906 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

28