Form 10-Q
period 2003-09-30
MEDTOX SCIENTIFIC INC
filed 2003-11-14
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of October 31, 2003, was 4,983,970.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I     FINANCIAL INFORMATION Item 1:      FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Laboratory services	$10,391	$10,562	$30,010	$30,439
Product sales	3,177	3,070	9,186	9,462

	13,568	13,632	39,196	39,901
COST OF REVENUES:
Cost of services	6,804	7,104	20,006	20,184
Cost of sales	1,304	1,178	3,925	3,539

	8,108	8,282	23,931	23,723

GROSS PROFIT	5,460	5,350	15,265	16,178

OPERATING EXPENSES:
Selling, general and administrative	4,157	4,137	12,878	12,152
Research and development	401	327	1,233	905

	4,558	4,464	14,111	13,057

INCOME FROM OPERATIONS	902	886	1,154	3,121

OTHER INCOME (EXPENSE):
Interest expense, net	(281)	(332)	(876)	(1,025)
Other expense, net	(129)	(17)	(363)	(66)

	(410)	(349)	(1,239)	(1,091)

INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	492	537	(85)	2,030

INCOME TAX (EXPENSE) BENEFIT	(109)	10,783	15	10,783

NET INCOME (LOSS)	$383	$11,320	$(70)	$12,813

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.08	$2.36	$(0.01)	$2.67

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.08	$2.27	$(0.01)	$2.55

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
Basic	4,949,336	4,804,106	4,937,937	4,793,793
Diluted	5,057,238	4,988,958	4,937,937	5,029,818
See Notes to Consolidated Financial Statements (Unaudited). 3

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$568	$439
Accounts receivable:
Trade, less allowance for doubtful accounts ($571 in 2003 and $1,125 in 2002)	8,881	9,155
Other	214	243

Total accounts receivable	9,095	9,398
Inventories	3,535	4,395
Deferred income taxes	964	849
Prepaid expenses and other	956	1,169

Total current assets	15,118	16,250
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	15,270	14,769
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,892	2,218
DEFERRED INCOME TAXES, net	8,373	8,488
OTHER ASSETS	216	363

TOTAL ASSETS	$56,836	$58,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,096	$4,345
Accounts payable	2,109	3,966
Accrued expenses	3,308	3,485
Current portion of long-term debt	2,063	2,285
Current portion of capital leases	66	83

Total current liabilities	12,642	14,164
LONG-TERM DEBT, net of current portion	8,805	8,822
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	136	185
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and	--	--
outstanding
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 4,985,502 in 2003 and 4,814,001 in 2002	748	722
Additional paid-in capital	81,729	80,699
Deferred stock-based compensation	(1,114)	(498)
Accumulated deficit	(45,934)	(45,863)
Treasury stock	(176)	(176)

Total stockholders' equity	35,253	34,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,836	$58,055

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(70)	$12,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,124	1,858
Provision for losses on accounts receivable	566	313
Deferred compensation	396	254
Deferred income taxes	--	(10,783)
Changes in operating assets and liabilities:
Accounts receivable	(263)	(2,422)
Inventories	860	25
Prepaid expenses and other current assets	213	280
Other assets	97	(2)
Accounts payable and accrued expenses	(2,034)	179

Net cash provided by operating activities	1,889	2,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,136)	(3,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	44	136
Net proceeds on revolving credit facility	751	2,152
Proceeds from long-term debt	1,641	1,128
Principal payments on long-term debt	(1,994)	(1,867)
Principal payments on capital leases	(66)	(182)
Proceeds from note receivable from related party	--	103

Net cash provided by financing activities	376	1,470

INCREASE IN CASH AND CASH EQUIVALENTS	129	822

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	439	67

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$568	$889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$846	$971
See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, (as amended by SFAS No.148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002
Net income (loss)......................................	As reported	$383	$11,320	$(70)	$12,813
Less: Total stock-based compensation
expense, net of related tax effect		(154)	(144)	(462)	(445)

	Pro forma	229	11,176	(532)	12,368

Basic earnings (loss) per share..............	As reported	$0.08	$2.36	$(0.01)	$2.67
	Pro forma	0.05	2.33	(0.11)	2.58

Diluted earnings (loss) per share...........	As reported	$0.08	$2.27	$(0.01)	$2.55
	Pro forma	0.05	2.24	(0.11)	2.46

6

New Accounting Standards: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold an interest in any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The Company adopted SFAS No. 150 effective July 1, 2003 with no material impact on its results of operations or financial position.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs of abuse testing) and specialty services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POC (point of care) disposable diagnostics devices, consists of MEDTOX Diagnostics Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II ER, and VERDICT®-II in addition to a variety of agricultural testing products. MEDTOX Diagnostics Inc. also provides contract manufacturing services in its FDA/GMP facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income (loss) before income taxes as a segment’s measure of profit or loss.

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Laboratory Services:

Revenues	$10,391	$10,562	$30,010	$30,439
Interest expense, net	269	312	836	975
Depreciation and amortization	581	565	1,750	1,714
Segment income (loss) before income taxes	205	211	(500)	541
Segment assets	40,367	42,034	40,367	42,034
Capital expenditures for segment assets	92	463	805	1,899

Product Sales:

Revenues	$3,177	$3,070	$9,186	$9,462
Interest expense, net	12	20	40	50
Depreciation and amortization	143	52	374	144
Segment income before income taxes	287	326	415	1,489
Segment assets	7,132	6,260	7,132	6,260
Capital expenditures for segment assets	435	391	1,331	1,264

Corporate (unallocated):

Deferred tax asset, net	$9,337	$10,783	$9,337	$10,783

Company:

Revenues	$13,568	$13,632	$39,196	$39,901
Interest expense, net	281	332	876	1,025
Depreciation and amortization	724	617	2,124	1,858
Income (loss) before income taxes	492	537	(85)	2,030
Total assets	56,836	59,077	56,836	59,077
Capital expenditures for assets	527	854	2,136	3,163

8

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment: (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Workplace drugs of abuse testing	$6,343	$6,576	$18,357	$19,491
Other specialty laboratory services	4,048	3,986	11,653	10,948

	$10,391	$10,562	$30,010	$30,439

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment: (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Substance abuse testing products	$2,720	$2,641	$7,790	$8,186
Contract manufacturing services	375	331	1,127	1,044
Other diagnostic products	82	98	269	232

	$3,177	$3,070	$9,186	$9,462

3. ACQUISITION

On July 1, 2003, the Company completed the acquisition of the forensic drug testing customer list from Cox Toxicology, a full-service, SAMHSA-certified drug testing laboratory and a division of CoxHealth. The purchase price of the transaction is based on varying percentages of the revenue realized from the transitioned business over the next three years. During this period, the Company estimates that revenue from these accounts will total approximately $1.2 million and that the sum of the payments for the acquisition should not exceed 25% of this total. As part of the agreement, the Company paid $50,000 as an initial payment at closing. Per the terms of the agreement, as 50% of the revenue realized from the transitioned business during the third quarter did not exceed the $50,000 initial payment, no other payments were required. The $50,000 initial payment was recorded as a customer list asset and is being amortized on a straight-line basis over a five-year period. Pro forma results related to the Cox Toxicology customer list acquisition are not material to the financial condition or results of operations of the Company.

4. INVENTORIES Inventories consisted of the following: (In thousands)

	September 30, 2003	December 31, 2002
Raw materials	$1,192	$1,616
Work in process	565	521
Finished goods	501	844
Supplies, including off-site inventory	1,277	1,414

	$3,535	$4,395

5. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per common share: (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) (A)	$383	$11,320	$(70)	$12,813

Weighted average number of basic
common shares outstanding (B)	4,949,336	4,804,106	4,937,937	4,793,793
Dilutive effect of stock options and
warrants computed based on the
treasury stock method using average
market price	107,902	184,852	-	236,025

Weighted average number of diluted
common shares outstanding (C)	5,057,238	4,988,958	4,937,937	5,029,818

Basic earnings (loss) per common share (A/B)	$0.08	$2.36	$(0.01)	$2.67

Diluted earnings (loss) per common share (A/C)	$0.08	$2.27	$(0.01)	$2.55

Options and warrants to purchase 1,351,678, 1,705,763, 978,359 and 915,565 shares of common stock were outstanding during the three and nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares, or because they were antidilutive in the nine months ended September 30, 2003 due to a net loss.

6.     INCOME TAXES

At September 30, 2003, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $28.7 and $10.5 million, respectively, which are available to offset taxable income through 2020. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership. Although the Section 382 limitation is currently not expected to impair the realization of these NOLs, other factors could, such as projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.

In the third quarter of 2002, the Company recorded a $10.8 million income tax benefit and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance at that time was based on the available evidence, including the Company’s historical performance, tax planning strategies, and projected future results.  The valuation allowance at December 31, 2002 of $1.4 million represented the portion of the net operating loss (NOL) carryforwards that were expected to expire unused in 2003 and future years.   Should operating results for the remainder of 2003 and possibly 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

7.     RELATED PARTY TRANSACTIONS

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

8.     COMMITMENTS AND CONTINGENCIES

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

    o        increased competition, including price competition

    o        general economic and business conditions, both nationally and internationally

    o        changes in business strategy or development plans

    o        technological, evolving industry standards, or other problems that could delay the sale of our products

    o        risks and uncertainties with respect to our patents and proprietary rights including:

o lack of meaningful protection from claims of any patents issued to the Company
o other companies challenging our patents
o patents issued to other companies that may harm our ability to do business
o other companies designing around technologies we have developed
o our inability to obtain appropriate licenses from third parties
o our inability to protect our trade secrets
o risk of infringement upon the proprietary rights of others
o our inability to prevent others from infringing on our proprietary rights

o our inability to obtain sufficient financing to continue to expand operations o changes in demand for products and services by our customers 12

    o        our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers

    o        adverse results in litigation matters

    o        our ability to attract and retain experienced and qualified personnel

    o        failure to maintain our days sales outstanding levels

    o        losses due to bad debt

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control, and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

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

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs of abuse testing) and specialty laboratory services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements. For the three and nine months ended September 30, 2003, Laboratory Services revenue accounted for 76.6% of the Company’s revenues, compared with 77.5% and 76.3%, for the same periods in 2002. Revenue from Product Sales accounted for 23.4% of the total revenues of the Company for the three and nine months ended September 30, 2003, compared with 22.5% and 23.7% for the same periods in 2002.

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

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of September 30, 2003 was $8.9 million, net of allowance for doubtful accounts of $0.6 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At September 30, 2003, off-site inventory was $0.6 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment within six months of adoption of SFAS No. 142 and then on a periodic basis thereafter. During the first half of 2002, the Company completed impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets. In the fourth quarter of 2002, the Company updated its impairment testing and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets. During the nine months ended September 30, 2003, no circumstances occurred that required an impairment charge.

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

Results of Operations

Total revenues for the third quarter of 2003 were essentially flat with the third quarter of 2002. Gross margin improved over the third quarter of 2002, reflecting improvement in Laboratory Services gross margin. Operating expenses as a percentage of sales were slightly higher in the third quarter of 2003, reflecting the continued investment in research and development. Other expense was also higher than last year due to reduced rental income from the Company’s building rental activities. In the third quarter of last year, the Company recorded a $10.8 million non-cash tax benefit as part of net income. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003		2002
Revenues	100.0%	100.0%	100.0%		100.0%
Cost of revenues	59.8	60.8	61.1		59.5

Gross margin	40.2	39.2	38.9		40.5
Operating expenses:
Selling, general, and administrative	30.6	30.4	32.9		30.4
Research and development	3.0	2.4	3.1		2.3

	33.6	32.8	36.0		32.7

Income from operations	6.6	6.4	2.9		7.8
Other expense	3.0	2.5	3.1		2.7

Income (loss) before income tax
(expense) benefit	3.6	3.9	(0.2)		5.1
Income tax (expense) benefit	(0.8)	79.1	--		27.0

Net income (loss)	2.8%	83.0%	(0	.2)%	32.1%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Revenues of $13.6 million for the three months ended September 30, 2003 were flat with the third quarter of 2002. Although Laboratory Services revenues declined 2%, this impact was mitigated by a 3% improvement in Product Sales revenues.

Laboratory Services revenues were impacted by a decline in the average price per testing specimen for workplace drugs of abuse testing. The lower pricing was aimed at attracting new business to offset the impact of the reduced specimen volume from existing workplace drug testing clients experienced in the first two quarters of 2003. In the third quarter, specimen volume from the Company’s occupational health and corporate clients increased 5%, reflecting the Company’s continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment. In addition, revenues from the Company’s specialty laboratory services increased 2% in the quarter.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE®-II ER, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 3% to $2.7 million in the third quarter of 2003. The improvement was driven by strong sales of the PROFILE®-II ER device, an on-site, nine drugs-of-abuse panel, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations. Sales of PROFILE®-II devices to existing workplace and occupational clients were down from last year and continue to be impacted by the reduction in nationwide hiring; additionally, some customers are alternatively purchasing the PROFILE®-II A device, which screens for the same five drugs of abuse, but also includes a patented lateral flow test strip to screen for the five most common adulterants. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation continue to trend slightly below last year. The economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward. Principally, during the second quarter, the Company introduced a proprietary value added service called DARS™ (drug abuse recognition system) that it believes will increase sales in the government market place.

Product sales from agricultural diagnostic products were flat due to level purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products increased 13% to $0.4 million and were positively impacted by the timing of orders from existing clients.

Gross Profit

Consolidated gross margin increased to 40.2% of revenues for the three months ended September 30, 2003, compared to 39.2% of revenues for the same period in 2002, reflecting improvement in Laboratory Services gross margin, partially offset by a decline in Product Sales gross margin.

Laboratory Services gross margin was 34.5% of revenues for the three months ended September 30, 2003, up from 32.7% of revenues for the same period in 2002. The margin improvement was a result of labor savings due to staffing reductions, partially offset by a decline in the average price per testing specimen. Gross margin from Product Sales declined to 59.0% of revenues for the three months ended September 30, 2003, from 61.6% of revenues in the comparable period of 2002. The lower gross margin was impacted by unabsorbed overhead resulting from lower than anticipated production activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.2 million, or 30.6% of revenues in the third quarter of 2003, compared to $4.1 million or 30.4% of revenues in the third quarter of 2002. During the first and second quarters of 2003, selling, general and administrative expenses were 34.2% and 33.9% of sales, respectively. The improvement during the third quarter of 2003 reflects savings from steps taken during the second quarter to reduce expenses, including staffing reductions. In the third quarter of 2003, the Company also initiated three significant LEAN projects with the objective of further reducing expenses in the Laboratory Services segment.

Research and Development Expense

Research and development expenses were $0.4 million, or 3.0% of revenues in the third quarter of 2003, compared to $0.3 million, or 2.4% of revenues in the third quarter of 2002. The increase was primarily due to increased development activity associated with new product configurations and assays and other new product research in the Product Sales segment, which is expected to continue through the remainder of 2003.

Other Income and Expense

Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses increased 17% to $0.4 million in the third quarter of 2003. The increase was primarily due to reduced rental income as a result of higher vacancy rates. While the Company is actively seeking additional tenants for the building, there can be no assurance it will be able to lower overall vacancy rates during the remainder of 2003. This increase was partially offset by a reduction in interest expense due to lower interest rates.

Income Before Income Taxes

During the three months ended September 30, 2003, the Company recorded pre-tax income of $0.5 million, consistent with the prior year period.

Laboratory Services income of $0.2 million for the three months ended September 30, 2003 was flat with the prior year period. Although gross margin increased, this improvement was offset by a slight reduction in revenues and higher net expenses associated with the Company’s building rental activities.

Product Sales income of $0.3 million for the three months ended September 30, 2003 was also consistent with the prior year period. The increase in revenues was offset by a decrease in gross margin and higher research and development expenses.

Income Taxes

In the third quarter of 2002, the Company recorded a $10.8 million income tax benefit and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance at that time was based on the available evidence, including the Company’s historical performance, tax planning strategies, and projected future results.  The valuation allowance at December 31, 2002 of $1.4 million represented the portion of the net operating loss (NOL) carryforwards that were expected to expire unused in 2003 and future years.  The Company recorded a provision for income taxes for the three months ended September 30, 2003 that reflects the anticipated effective rate for the full year. Should operating results for the remainder of 2003 and possibly 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues decreased 2% to $39.2 million for the nine months ended September 30, 2003, reflecting a $0.4 million decline in Laboratory Services revenue and a $0.3 million decrease in Product Sales revenues.

Laboratory Services revenues were impacted by a decline in the average price per testing specimen for workplace drugs of abuse testing. The lower pricing is part of the Company’s strategy to attract new business to offset the impact of the reduced specimen volume experienced in the first half of 2003. For the nine months ended September 30, 2003, specimen volume from the Company’s occupational health and corporate clients was up 2% from the prior year period, reflecting the Company’s continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment. Revenues from the Company’s Specialty Laboratory Services increased 6% for the nine months ended September 30, 2003.

In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE®-II ER, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, declined 5% to $7.8 million in the first nine months of 2003. The decline is primarily attributable to lower sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation. The economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward. Principally, during the second quarter, the Company introduced a proprietary value added service called DARS™ (drug abuse recognition system) that it believes will increase sales in the government market place. Sales of PROFILE®-II devices to existing workplace and occupational clients were also down from last year and continue to be impacted by the reduction in nationwide hiring; additionally, some customers are alternatively purchasing the PROFILE®-II A device, which screens for the same five drugs of abuse, but also includes a patented lateral flow test strip to screen for the five most common adulterants. Sales of the PROFILE®-II A have increased 82% over the same period last year.

Product sales from agricultural diagnostic products increased 16% to $0.3 million primarily as a result of increased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. Sales of contract manufacturing services, microbiological and associated products increased 8% to $1.1 million and were positively impacted by the timing of orders from existing clients in the second and third quarters of 2003.

Gross Profit

Consolidated gross margin declined to 38.9% of revenues for the nine months ended September 30, 2003, compared to 40.5% of revenues for the same period in 2002, reflecting declines in both Laboratory Services and Product Sales gross margin.

Laboratory Services gross margin was 33.3% of revenues for the nine months ended September 30, 2003, down from 33.7% of revenues for the same period in 2002. The margin shortfall was primarily attributable to the impact of the high fixed costs nature of workplace drugs of abuse testing combined with a decline in the average price per testing specimen. This impact was partially offset by labor savings associated with staffing reductions. Gross margin from Product Sales declined to 57.3% of revenues for the nine months ended September 30, 2003, from 62.6% of revenues in the comparable period of 2002. The lower gross margin was primarily the result of the impact of fixed type costs on lower production levels associated with the decline in sales, as well as increased spending in quality control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.9 million, or 32.9% of revenues in the first nine months of 2003, compared to $12.2 million or 30.4% of revenues in the same period of 2002. The increase was primarily due to severance costs associated with staffing reductions made in the second quarter, increased bad debt expense and higher business insurance expenses.

Research and Development Expense

Research and development expenses were $1.2 million, or 3.1% of revenues in the first nine months of 2003, compared to $0.9 million, or 2.3% of revenues in the same period of 2002. The increase was primarily due to increased development activity associated with new product configurations and assays and other new product research in the Product Sales segment, which is expected to continue through the remainder of 2003.

Other Income and Expense

Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses increased 14% to $1.2 million in the first nine months of 2003. The increase was primarily due to reduced rental income as a result of higher vacancy rates. While the Company is actively seeking additional tenants for the building, there can be no assurance it will be able to lower overall vacancy rates during the remainder of 2003. This increase was partially offset by a reduction in interest expense due to lower interest rates.

Income (Loss) Before Income Taxes

During the nine months ended September 30, 2003, the Company recorded a loss before income tax benefit of $0.1 million, compared to pre-tax income of $2.0 million in the same period of 2002. The change in performance was caused primarily by lower revenues and gross margin, as well as higher operating expenses in both the Laboratory Services and Product Sales segments.

Laboratory Services loss before income tax benefit was $0.5 million for the nine months ended September 30, 2003 compared to pre-tax income of $0.5 million in the same period of 2002. The decline was primarily attributable to a decrease in revenues, lower gross margin, increased selling, general and administrative expenses, as well as higher net expenses associated with the Company’s building rental activities.

Product Sales pre-tax income was $0.4 million for the nine months ended September 30, 2003, compared to $1.5 million for the same period of 2002. This shortfall was primarily caused by a reduction in revenues and gross margin and increased operating expenses.

Income Taxes

In the third quarter of 2002, the Company recorded a $10.8 million income tax benefit and reduced its valuation allowance on deferred tax assets.  The reduction in the valuation allowance at that time was based on the available evidence, including the Company’s historical performance, tax planning strategies, and projected future results.  The valuation allowance at December 31, 2002 of $1.4 million represented the portion of the net operating loss (NOL) carryforwards that were expected to expire unused in 2003 and future years.  The Company recorded a tax benefit for the nine months ended September 30, 2003 that reflects the anticipated effective tax rate for the full year. Should operating results for the remainder of 2003 and possibly 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank financing.

Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2003 compared to $2.5 million in the same period of 2002. The decrease was primarily due to lower income before income tax benefit as well as a reduction in accounts payable and accrued expenses, partially offset by a reduction in accounts receivable and inventory.

Accounts payable and accrued expenses decreased $2.0 million during the first nine months of 2003 compared to an increase of $0.2 million for the same period of 2002. The significant reduction in the current year period was primarily the result of the more timely payment of outstanding invoices.

Accounts receivable increased $0.3 million during the first nine months of 2003 compared to an increase of $2.4 million for the same period of 2002. The significant increase in accounts receivable in the prior year period was primarily the result of an increase in receivables due from third-party payors such as insurance companies and Medicaid state agencies. Payment cycles from such payors can be lengthy, and in certain cases, were adversely affected in 2002 by incomplete or incorrect billing information provided to the Company by its customers. In 2003, the Company has been able to shorten the payment cycle for such payors through a better understanding of the insurance claim filing requirements and by converting manual billings to an electronic format for certain Medicaid state agencies.

Net cash used in investing activities, consisting of capital expenditures, was $2.1 million for the nine months ended September 30, 2003 compared to $3.2 million in the same period of 2002. The increased spending for equipment and capital improvement expenditures in the 2002 period reflected equipment purchases to improve efficiencies and reduce operating costs.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2003 compared to $1.5 million in the same period of 2002. The decrease was primarily the result of a reduction in the use of the revolving credit facility in 2003. During the nine months ended September 30, 2003, the Company also received proceeds from long-term debt of $1.6 million to finance capital equipment purchases, offset by payments on long-term debt of $2.0 million.

The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (the Bank). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.25% and (ii) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 1.25%. According to the terms of the agreement the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis. During the third quarter an amendment to the capex note was required in order to allow further borrowing. The amendment was not completed in the quarter and no funding from the note was available in the quarter. The Company and the Bank are in the process of amending the note to allow future borrowing for the purchase of capital equipment.

The Wells Fargo Credit Agreement requires the Company to comply with certain covenants and maintain certain quarterly financial ratios as to minimum debt service coverage and maximum debt to book net worth, which are established annually. It also sets minimum quarterly net income and book net worth levels, which restrict the payment of dividends. As of September 30, 2003 the Company was in compliance with the financial covenants of Wells Fargo Credit Agreement.

In the first nine months of 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed notes payable for $2.0 million, payable in monthly installments over 3.5 years. Interest is payable at a variable rate of 1.25% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable, and to a lesser degree, the inventory of the Company. As of September, 2003, the Company had total borrowing capacity of $6.2 million on its line of credit, of which $5.1 million was borrowed, leaving a net availability of $1.1 million and a cash balance of $0.6 million.

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

Impact of New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which an enterprise obtains an interest after that date. The Company does not hold an interest in any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The Company adopted SFAS No. 150 effective July 1, 2003 with no material impact on its results of operations or financial position.

Item 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2003. For additional information refer to Item 7A of our 2002 Annual Report on Form 10-K.

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

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS. Inapplicable

ITEM 2	CHANGES IN SECURITIES. Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. Inapplicable

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits: See Exhibit Index following signature page

b. Reports on Form 8-K:

On July 3, 2003, the Company filed a Form 8-K announcing the acquisition of forensic drug testing accounts from Cox Toxicology

On August 4, 2003, the Company filed a Form 8-K announcing and furnishing results for the second quarter ended June 30, 2003

On August 5, 2003, the Company filed a Form 8-K stating it held its quarterly conference call and announced results for the second quarter ended June 30, 2003

25

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	November 14, 2003
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	November 14, 2003
Kevin J. Wiersma	(Principal Financial Officer)

26

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2003

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

27