Form 10-K
period 2003-12-31
MEDTOX SCIENTIFIC INC
filed 2004-03-18
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of Common Stock of the Registrant, $.15 par value (“Common Stock”), held by non-affiliates of the Registrant was approximately $28,433,635 as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon a price of $6.37, which price was equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of March 2, 2004, was 4,976,986.

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MEDTOX SCIENTIFIC, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 Table of Contents

2

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

3

o	failure to maintain our days sales outstanding levels

o	losses due to bad debt

The cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control, and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.     BUSINESS.

        1.        General.

                   MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as “the Company.” The Company is engaged primarily in two distinct, but very much related businesses. The business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota, and the business of manufacturing and distribution of diagnostic devices is executed by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina. For the year ended December 31, 2003, sales from the forensic and clinical laboratory services conducted by MEDTOX Laboratories, Inc. accounted for 77% of the Company’s revenues. Revenue from the manufacture and distribution of diagnostic devices and other similar products, including some contract manufacturing conducted by MEDTOX Diagnostics, Inc., accounted for 23% of the total revenues of the Company for the year ended December 31, 2003.

        2.        Principal Services, Products, and Markets.

                   General.   The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Product Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements.

        Laboratory Services

                   A.        Employment Drug Testing Laboratory Services. The primary source of revenue for the Company is derived from the provision of laboratory testing services for the identification of drugs-of-abuse. These tests are conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry and high performance liquid chromatography with tandem mass spectrometry (LC/MS/MS). MEDTOX Laboratories, Inc. was one of the charter laboratories to be certified by the federal government to perform drug testing of employees covered by the Federal Workplace Drug Testing Guidelines. The Company pioneered security and chain of custody procedures, including sample bar coding and automated sample handling as well as specific confirmation methods that assist in maintaining specimen integrity and the accuracy and confidentiality of test results.

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

                   C.        Clinical Testing for the Pharmaceutical Industry. The Company provides laboratory testing for Phase I-IV clinical trials, including general laboratory services, assay development, bio-analytical and pharmacokinetic testing. These tests are performed in the Company’s clinical and GLP (Good Laboratory Practices)-bioanalytical laboratories and are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.

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

                   The Company’s clients for this market are other laboratories, occupational health clinics, companies that are required to comply with OSHA (Occupational Safety and Health Administration) guidelines for monitoring occupational exposure to hazardous materials, and pediatricians who test children for exposure to lead.
                   E.        Logistics, Data, and Program Management Services. The Company also provides services in the areas of logistics management, data management, and program management. These services support the Company’s underlying business of laboratory analysis and provide added value to its clients. Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of its WEBTOX® internet-based reporting system.

        Product Sales

                   The Company has taken a leadership role in the development and distribution of diagnostic drug screening devices. The demand for fast, inexpensive screening technology that detects the presence of a number of substances in human urine, blood samples and other biological specimens continues to increase.

                   In 1998, the Company received FDA 510(k) clearance on the first of its second-generation on-site test products, PROFILE®-II. PROFILE®-II is a five-drug, lateral flow device that detects drugs-of-abuse in human urine. This single-step, immunoassay device has been combined with the Company’s data delivery system and laboratory confirmation capability to produce the PROFILE-II Test System®. This integrated, on-site testing system is currently marketed to occupational health clinics, corporate clients, third party administrators, and drug abuse counseling and treatment centers

                   In July 2000, the Company filed a 510(k) with the FDA (Food and Drug Administration) for an additional test strip that includes benzodiazepines, barbiturates, methadone and TCA (tricyclic antidepressants). The Company received pre-marketing approval for this strip in early 2001, incorporated this test strip with the PROFILE®-II test strip, and created the PROFILE-II ER®, a dual-window device that can test for nine substances in a single device. The PROFILE-II ER® is marketed primarily to hospital laboratories.

                   In 2001, the Company brought to market the seven-panel PROFILE®-II and the PROFILE®-II LFAS, a five-panel device with an “on-board” lateral flow adulteration strip. The adulteration strip tests for pH, specific gravity, gluteraldehyde, nitrites and a variety of oxidants.

                   In 2003, the Company expanded the PROFILE®-II A Test Systems to include the use of six and nine panel drug screening devices. The Company believes it has the most complete line of diagnostic screening devices available in the market.

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

                   The Company has expanded its sales effort in the pharmaceutical market by offering testing services for Phase I — IV clinical trials and working with sponsors and CROs on assay development and bio-analytical and pharmacokinetic studies. In addition, the Company has begun to market clinical chemistry testing services to clinics, hospitals and physician offices on a regional basis. With the acquisition of Leadtech in October 2001, the Company expanded its presence in the pediatric lead testing market.

                   Major Customers. The Company had no single customer whose sales amounted to more than 10% of consolidated revenues during 2003, 2002, or 2001.

        4.        New Products, Research and Development.

                   Laboratory Services. The research and development group for Laboratory Services develops assays for new drugs and compounds, develops new assays for existing drugs and other toxins, and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity, and efficiency. This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats. Numerous new laboratory-based assays were developed during 2003 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). These activities continue to enhance the Company’s test menu and realize efficiencies of new technologies. A significant effort in 2003 was invested in the development of new tests and markers for the pharmaceutical industry and clinical trials.

                   The clinical toxicology laboratory menu was further expanded in 2003 to encompass additional diagnostic testing focused in specific areas such as bone metabolism and renal disease. These new tests are offered both as a part of the routine test menu and as an adjunct to clinical trials testing. Significant effort was also expended on the continued transfer of current technology to state of the art LC/MS/MS methodology. Development of multi-component assays with enhanced sensitivity and specificity continues to improve the efficiency and strengthen the market position of this core business unit.

                   Product Sales. The Company continues to develop new and innovative products and services while expanding its test menu to meet the demands of both the drug testing and clinical markets. In 2003, the Company expanded the number of diagnostic product configurations to a total of 56, and added new device configurations to the ER, corporate and government markets.

                   Research and Development Expenses. The Company incurred costs of $1.9 million, $1.2 million, and $1.3 million for research and development activities in 2003, 2002, and 2001, respectively.

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

                   Product Sales. The primary raw materials required for the immunoassay-based test kits produced by the Company consist of antibodies, antigens and other reagents, plastic molded devices, wicking materials, filter materials, absorbent materials, and packaging materials. The Company maintains an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. The Company possesses the technical capability to produce its own antibodies and antigens. It has initiated production of antibodies and antigens for certain tests. If the Company were to change certain raw materials used in a specific test, additional development, validation, and accompanying costs may be required to adapt the alternate material to the specific diagnostic test.

        6.        Patents, Trademarks, Licensing and Other Proprietary Information.

                   Laboratory Services. The Company believes that the basic technologies requisite to the production of antibodies are in the public domain and are not patentable. The Company intends to rely upon trade secret protection of certain proprietary information, rather than patents, where it believes disclosure could cause the Company to be vulnerable to competitors that could successfully replicate the Company’s techniques and processes.

                   Product Sales. The Company was issued a second patent on the system that it developed which integrates on-site scientific analysis with state-of-the-art data collection and delivery. The system is currently being utilized with the Company’s PROFILE®-II and VERDICT®-II product lines.

                   The Company was issued a patent on a lateral flow test strip and the integration of adulteration strip testing into on-site devices. This is currently being utilized with the Company’s PROFILE®-II A and VERDICT®-II A product lines.

                   The Company holds eight additional United States issued patents. Seven of these patents generally form the basis for the EZ-SCREEN® and one-step technologies, which include PROFILE®-II and VERDICT®-II product lines. The other patent relates to methods of utilizing whole blood as a sample medium on its immunoassay devices. Applications have also been made for additional patents.

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

                   General.   As of December 31, 2003, the Company held 14 registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2004 to 2013. Applications have also been made for additional trade names.

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

        8.        Backlog.

                   Laboratory Services. There exists a delay in recognition of revenues when setting up new accounts for Laboratory Services. The time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the Company, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2003, the Company had several accounts, which were in the process of being set up where revenues are not expected to be realized until 2004.

                   Product Sales. At December 31, 2003, MEDTOX Diagnostics, Inc. did not have any significant backlog. The Company does not believe that sales backlog is a significant factor in the Product Sales segment of its business.

        9.        Competition.

                   Laboratory Services. As of December 31, 2003, 52 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925). Competitors and potential competitors include forensic testing units of large clinical laboratories and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

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

                   A.        Substance Abuse and Mental Health Services Administration (SAMHSA). MEDTOX Laboratories, Inc. has been certified by SAMHSA since 1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations.

                   B.        Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company’s device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 18 different products. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.
                                                                                           10

                   As a registered manufacturer of FDA regulated products, the Company is subject to a variety of FDA regulations including the Good Manufacturing Practices (GMP) regulations which define the conditions under which FDA regulated products are to be produced. These regulations are enforced by the FDA and failure to comply with GMP or other FDA regulations can result in the delay of pre-market product reviews, fines, civil penalties, recalls, seizures, injunctions and criminal prosecution.

                   As an accredited laboratory performing testing for clinical trials, the laboratory is subject to FDA regulations including Good Laboratory Practices (GLP) and related requirements.

                   C.        Canadian Medical Devices Conformity Assessment System (CMDCAS). MEDTOX Diagnostics, Inc. maintains a Quality System which satisfies the requirements for ensuring the safety and effectiveness of MEDTOX products and meeting the customer needs in accordance with FDA requirements as described in 21 CFR part 820 (Quality Systems), and that satisfies the requirements of the Canadian Medical Devices Regulations (CMDR) and CAN/CSA ISO 13485:1998 and ISO 9001:1994.

                   The policy on the Canadian Medical Devices Conformity Assessment System (CMDCAS) addresses the Quality System requirements found in the CMDR. To sell a medical device in Canada, manufacturers must meet the regulatory requirements as defined in the Medical Devices Regulations. The Quality System implemented by the manufacturer for design and manufacture of medical devices must satisfy the Quality System requirements of ISO 13485 and the manufacturer is required to have its Quality System registered by an approved CMDCAS Registrar. A CMDCAS approved Registrar audits the manufacturer’s Quality System to ISO 13485:1998 and ISO 9001:1994. MEDTOX Diagnostics, Inc. maintains a quality management system fulfilling the requirements of EN ISO 13485 and CMDCAS ISO 13485, Quality Systems – Medical Devices and ISO 9001:2000 — Quality Management Systems – Requirements. MEDTOX Diagnostics, Inc. has been issued the TUV Rheinland Product Safety GmbH quality system certificate to EN ISO 13485:2000 and the TUV Rheinland of North America Inc., quality system certificate to ISO 13485 under CMDCAS.

                   D.        Centers for Medicare and Medicaid Services (CMS) formerly Health Care Financing Administration (HCFA). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN®, PROFILE®, PROFILE®-II, VERDICT® and VERDICT®-II drugs-of-abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program.

                   E.        Drug Enforcement Administration (DEA). The primary business of the Company involves either testing for drugs-of-abuse or developing test kits for the detection of drugs/drug metabolites in urine. MEDTOX Laboratories, Inc. is registered with the DEA to conduct chemical analyses with controlled substances. The MEDTOX Diagnostics, Inc. facility in Burlington, NC is registered by the DEA to manufacture and distribute controlled substances and to conduct research with controlled substances. Maintenance of these registrations requires that the Company comply with applicable DEA regulations.

                   F.        Additional Laboratory Regulations. The laboratories of MEDTOX Laboratories, Inc. and certain of its laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which it conducts business. Federal, state and local laws and regulations require MEDTOX Laboratories, Inc., among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs. In addition, the laboratories are subject to a number of other federal, state, and local requirements that provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited. As applicable federal and state regulations become final and effective it is the Company’s policy to be in compliance with these laws, such as the HIPAA Final Privacy Rule safeguarding the privacy and confidentiality of patient’s protected health information.

                   The laboratory receives and uses small quantities of hazardous chemicals and radioactive materials in its operations and is licensed to handle and dispose of such chemicals and materials. Any business handling or disposing of hazardous and radioactive waste is subject to potential liabilities under certain of these laws.

        11.      Product and Professional Liability.

                   Laboratory Services. The Company’s laboratory testing services are primarily diagnostic and expose the Company to the risk of liability claims. The Company’s laboratories have maintained continuous professional and general liability insurance since 1984. The insurance policy covers those amounts the Company is legally obligated to pay for damages resulting from a medical incident, which arises out of a failure to render professional services. To date, the Company has not paid any material amounts for claims of this type and no material professional service claims are currently pending.

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

        12.      Employees.

                   As of December 31, 2003, the Company had a total of 417 full-time employee equivalents as compared to 473 full-time employee equivalents at December 31, 2002. Of the 417 employees, 366 work for MEDTOX Laboratories, Inc., while the remaining 51 work for MEDTOX Diagnostics, Inc.

                   The Company’s employees are not covered by any collective bargaining agreements and the Company has not experienced any work stoppages. The Company believes that it maintains good relations with its employees.

ITEM 2.     PROPERTIES.

                   The administrative offices and laboratory operations for the Laboratory Services segment of the Company’s business are located primarily in a 53,576 square foot facility in St. Paul, Minnesota. Until March 16, 2001, the Company leased this space. On March 16, 2001 the Company purchased the entire three building complex with a total of 129,039 square feet, which included the 53,576 square feet utilized by the Company’s Laboratory Services segment. The purchasing entity was New Brighton Business Center LLC, a wholly owned limited liability company, established by the Company for the sole purpose of purchasing the entire three building complex. The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration. In 2003, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $245,000. In addition, effective September 1, 2001, the Laboratory Services segment entered into a seven-year lease for 30,000 square feet to be used in connection with its courier business and also as additional warehouse and shipping space. This building is a special purpose facility and enables the Company to store its vehicles indoors, when appropriate, and to perform routine maintenance of the vehicles. The annual base rent on this second facility, exclusive of operating expenses is currently $141,000 per year.

                   The operations for the Product Sales segment of the Company’s business are located in Burlington, North Carolina where the Company maintains the offices, research and development laboratories, production operations, and warehouse for MEDTOX Diagnostics, Inc. In March 2001, the Company entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. Effective February 1, 2003, the Company entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building. The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses. In November 2003, the Company amended and restated these leases. Under the terms of the new lease, the original leases have been combined and the term of the new lease has been extended to March 31, 2016, for an annual base rent of $385,279, exclusive of operating expenses, effective January 2004, including amortization of the $600,000 of improvements.

                   The Burlington facilities have always been owned and leased to the Company by Dr. Samuel C. Powell, a member of the Board of Directors of the Company. The Company believes it is renting these facilities in Burlington on terms similar to those available from third parties for equivalent premises.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

Common Stock

                   Since September 27, 1993, the Company’s common stock has been listed on the American Stock Exchange and is currently trading under the symbol “TOX”. As of March 5, 2004, the number of holders of record of the Common Stock was 1,860. The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for the common stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the 10% stock dividend paid on July 5, 2002.

2003:	High	Low	Close*
First Quarter	$7.58	$4.51	$5.12
Second Quarter	7.32	4.85	6.37
Third Quarter	7.45	5.16	6.25
Fourth Quarter	6.37	5.27	5.95

2002:	High	Low	Close*
First Quarter	$11.36	$8.64	$9.45
Second Quarter	12.10	9.45	10.31
Third Quarter	10.45	6.70	7.25
Fourth Quarter	8.40	5.06	6.61

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

ITEM 6.     SELECTED FINANCIAL DATA

                   The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

(In thousands, except share and per share data)	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA:
Revenues	$51,473	$52,024	$49,084	$42,880	$35,003
Cost of revenues	31,520	31,476	29,637	27,847	22,749
Selling, general, and administrative	16,722	16,317	14,436	15,480	9,348
Research and development	1,910	1,217	1,292	1,123	834
Restructuring costs	--	--	--	--	(164)
Other expense, net	1,629	1,427	1,221	991	817
Income tax benefit	--	10,150	--	--	--

Net income (loss)	$(308)	$11,737	$2,498	$(2,561)	$1,419

Basic earnings (loss) from operations per
common share	$(0.06)	$2.45	$0.57	$(0.67)	$0.40

Diluted earnings (loss) from operations per
common share	$(0.06)	$2.34	$0.54	$(0.67)	$0.39

Weighted average number of shares outstanding:
Basic	4,942,617	4,798,098	4,401,950	3,802,531	3,511,526
Diluted	4,942,617	5,011,330	4,614,152	3,802,531	3,611,980

BALANCE SHEET DATA:
Total assets	$56,518	$58,055	$44,156	$30,024	$26,271
Long-term obligations	7,639	9,007	10,015	2,898	2,146
Total stockholders' equity	35,070	34,884	22,520	15,410	12,790

SEGMENT DATA:
Net revenues:
Laboratory Services	$39,424	$39,673	$37,990	$34,797	$31,012
Product Sales	12,049	12,351	11,094	8,083	3,991

Total net revenues	$51,473	$52,024	$49,084	$42,880	$35,003

Operating income (loss):
Laboratory Services	$1,032	$1,317	$1,933	$(2,457)	$2,192
Product Sales	289	1,697	1,786	887	44

Total operating income (loss)	$1,321	$3,014	$3,719	$(1,570)	$2,236

Assets:
Laboratory Services	$39,893	$42,186	$39,358	$26,498	$24,269
Product Sales	7,290	6,532	4,798	3,526	2,002
Corporate (unallocated)	9,335	9,337	--	--	--

Total assets	$56,518	$58,055	$44,156	$30,024	$26,271

All share and per share amounts have been restated for the 10% stock dividends paid on July 5, 2002 and November 9, 2001. 15

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986. MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as “the Company.” The Company is engaged primarily in two distinct, but very much related businesses. The business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota, and the business of manufacturing and distribution of diagnostic devices is executed by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina.

        The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Product Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For the years ended December 31, 2003, 2002, and 2001, Laboratory Services revenue accounted for 77%, 76% and 77% of the Company’s revenues, respectively. Revenue from Product Sales accounted for 23%, 24% and 23% of the total revenues of the Company for the years ended December 31, 2003, 2002, and 2001, respectively.

Critical Accounting Policies

        The Company has identified the policies outlined below as critical to understanding its business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K, beginning on page 41. Note that the preparation of this Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s critical accounting policies are as follows:

Accounts Receivable:
        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of December 31, 2003 was $7.9 million, net of allowance for doubtful accounts of $0.4 million.

        Some of the Company’s Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by the Company. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to the Company by the customer. The Company estimates a discount on the billings for these tests, and recognizes revenue and related accounts receivable at a net amount, after discount, in order to state revenue and accounts receivable at the amount expected to be paid. While the Company believes that estimated discounts and the related net revenue and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. The Company considers historical discounts when estimating future discounts on a monthly basis.

Off-Site Supplies Inventory:
        Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At December 31, 2003, off-site inventory was $0.7 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company completed the necessary transition impairment review for goodwill and other intangible assets in 2002, and determined that there was no impairment. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2003 and 2002. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets in future periods.

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

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At December 31, 2003, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2004 and future years. The valuation allowance is based on management’s estimate of taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOL is completely utilized or expires unused.

Results of Operations

        Revenues declined slightly in 2003 and continued to be impacted by the softness in new business employment. Gross margin was also down, reflecting a reduced margin in the Product Sales segment, despite improvement in the Laboratory Services segment. Operating expenses were higher due to the continued investment in research and development and severance costs related to staffing reductions. Other expense was also higher than last year due to reduced rental income from the Company’s building rental activities. In 2002, the Company recorded a $10.2 million non-cash tax benefit as part of net income. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.2	60.5	60.4

Gross margin	38.8	39.5	39.6
Operating expenses
Selling, general, and administrative	32.5	31.4	29.4
Research and development	3.7	2.3	2.6

	36.2	33.7	32.0
Income from operations	2.6	5.8	7.6
Other expense	(3.2)	(2.7)	(2.5)

Income (loss) before income tax benefit	(0.6)	3.1	5.1
Income tax benefit	--	19.5	--

Net income (loss)	(0.6)%	22.6%	5.1%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

        Revenues decreased 1.1% to $51.5 million in 2003, reflecting a $0.3 million, or 2.4% decline in Product Sales revenues and a $0.2 million, or 0.6% decline in Laboratory Services revenues.

        Laboratory Services revenues were impacted by a decline in the average price per testing specimen for workplace drugs-of-abuse testing. The lower pricing was part of the Company’s strategy to attract new business to offset the impact of the reduced specimen volume experienced in the first half of 2003. For the full year, specimen volume from the Company’s occupational health and corporate clients increased 2.4%. This improvement reflects the Company’s continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment. Revenues from the Company’s Specialty Laboratory Services remain strong, increasing 4.9% in 2003.

        In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, declined 3.3% to $10.3 million in 2003. The decline is primarily attributable to lower sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation. The economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward. Principally, during the second quarter of 2003, the Company introduced a proprietary value added service called DARS™ (Drug Abuse Recognition System) that it believes will increase sales in the government marketplace. Sales of PROFILE®-II devices to existing workplace and occupational clients were also down from last year and continue to be impacted by the reduction in nationwide hiring. Additionally, some customers are alternatively purchasing the PROFILE®-II A device, which screens for the same five drugs-of-abuse, but also includes a patented lateral flow test strip to screen for the five most common adulterants. Sales of the PROFILE®-II A increased 74.1% in 2003. The PROFILE-II ER® product, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations, continues to grow, increasing 44.5% in 2003.

        Product sales from agricultural diagnostic products increased 23.0% to $0.3 million in 2003 primarily as a result of increased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. Sales of contract manufacturing services, microbiological and associated products of $1.4 million in 2003 were flat compared to 2002.

Gross profit

        Consolidated gross margin declined to 38.8% in 2003 compared to 39.5% in 2002. Gross margin from Product Sales declined to 57.1% in 2003, compared to 62.1% in 2002. This decline was largely due to the costs associated with the expansion and improvement of the production facility on lower than projected sales volume, as well as increased spending in quality control. Laboratory Services gross margin was 33.1% in 2003, up from 32.5% in 2002. The margin improvement was driven by labor savings associated with staffing reductions and improved operating efficiencies resulting from LEAN project initiatives. The increase in margin was partially offset by a decline in the average price per testing specimen.

Selling, general and administrative expenses

        Selling, general and administrative expenses were $16.7 million, or 32.5% of revenues, in 2003, compared to $16.3 million, or 31.4% of revenues, in 2002. The increase was primarily due to severance costs associated with staffing reductions and higher business insurance expenses. During the third and fourth quarters of 2003, selling, general and administrative expenses were 30.6% and 31.3% of sales, respectively. The improvement during the second half of 2003 reflects savings from steps taken earlier in the year to reduce expenses, including certain staffing reductions. In the second half of 2003, the Company also initiated three significant LEAN projects with the objective of further reducing expenses in the Laboratory Services segment in the first quarter of 2004. In the first quarter of 2004, the Company launched a LEAN initiative at the Product Sales segment to improve operating efficiencies and reduce expenses.

Research and development expenses

        Research and development increased 56.9%, or $0.7 million in 2003. The increase was driven primarily by increased development activity associated with new product configurations and assays and other new product research in the Product Sales segment. The increase was also due to recruiting and hiring costs associated with the addition of a new Vice President of Technology, Research and Development at the Company’s Product Sales segment, as well as severance and other costs associated with the reorganization of the department.

Other expense

        Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses increased 14% to $1.6 million in 2003. The increase was primarily due to reduced rental income as a result of higher vacancy rates. While the Company is actively seeking additional tenants for the building, there can be no assurance it will be able to lower overall vacancy rates in 2004. This increase was partially offset by a reduction in interest expense due to lower average interest rates.

Income taxes

        The Company did not record a tax provision or benefit for 2003. At December 31, 2003, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

        Revenues increased 6.0% to $52.0 million in 2002, driven by a $1.3 million, or 11.3% increase in Product Sales revenues and a $1.7 million, or 4.4% increase in Laboratory Services revenues.

        The growth in Laboratory Services was primarily due to a 22.2% increase in the Company’s Specialty Laboratory Services revenues. This increase is due to the expansion of clinical testing for the pharmaceutical industry and the October 2001 acquisition of Leadtech Corporation (Leadtech), a pediatric lead-testing laboratory. Specimen volume from occupational health and corporate clients increased 1.4% in 2002. The slow economy and poor labor market caused volume from existing occupational health and corporate clients to be below expectations. However, this impact was largely mitigated by the Company’s continued success in acquiring new client relationships and gaining market share.

        In the Product Sales segment, sales of substance abuse testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 11.3% during 2002. Sales of PROFILE®-II devices to existing workplace clients were down from last year and continued to be impacted by the reduction in nationwide hiring. However, continuing success in acquiring new client relationships and gaining market share helped to mitigate the negative impact of lower volumes from existing clients. Sales of PROFILE-II ER® and the Company’s new PROFILE®-II A devices continued to grow and accounted for a combined $2.4 million, or 19.4% of Product Sales, in 2002. In the VERDICT®-II product line, sales to government clients for probation, parole and rehabilitation, were up 5.5% during 2002, despite reductions in state budgets.

        Sales of contract manufacturing services, microbiological and associated products increased $0.1 million, or 8.0% in 2002. Product sales from agricultural diagnostic products decreased 22.4% to $0.3 million primarily as a result of decreased purchases by the U.S. Department of Agriculture (USDA) for the Company’s products.

Gross profit

        Consolidated gross margin declined fractionally to 39.5% in 2002 compared to 39.6% in 2001. Laboratory Services gross margin was 32.5% in 2002, up from 31.9% in 2001. This increase was primarily the result of the Company’s continued focus on higher-margin Specialty Laboratory testing services. Gross margin from Product Sales declined to 62.1% in 2002 compared to 66.1% in 2001, largely due to changing product mix.

Selling, general and administrative expenses

        Selling, general and administrative expenses were $16.3 million, or 31.4% of revenues, in 2002, compared to $14.4 million, or 29.4% of revenues, in 2001. The increase primarily reflected the Company’s increased sales and marketing expenses related to acquiring new business and increased spending on client service support for clinical trials services. Selling, general and administrative expenses in 2001 included $0.9 million in goodwill amortization. No goodwill amortization expense was recorded in 2002 as a result of the adoption of SFAS No. 142 on January 1, 2002.

Other expense

        Other expense consisted primarily of interest expense, which increased by $0.2 million or 18.6% in 2002, reflecting higher average debt levels that were partially offset by lower interest rates. Other expense also included a loss of $95,000 from the Company’s rental activities.

Income tax benefit

        The Company recorded a $10.2 million non-cash tax benefit in 2002 and reduced its valuation allowance on deferred tax assets. The reduction in the valuation allowance was based on the available evidence, including the Company’s recent historical performance, tax planning strategies, and projected future results.

Liquidity and Capital Resources

        The working capital requirements of the Company have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at December 31, 2003 were $0.7 million, compared to $0.4 million at December 31, 2002.

        Net cash provided by operating activities was $3.2 million in 2003 compared to $4.2 million and $3.5 million in 2002 and 2001, respectively. The decrease in 2003 was primarily due to lower income before income taxes as well as a reduction in accounts payable and accrued expenses, partially offset by a reduction in accounts receivable and inventories.

        Accounts payable and accrued expenses decreased $1.6 million in 2003 compared to an increase of $1.1 million in 2002. The significant reduction in the current year was primarily the result of the more timely payment of outstanding invoices.

        Accounts receivable decreased $0.4 million in 2003 compared to an increase of $1.2 million in 2002. The significant increase in accounts receivable in 2002 was primarily the result of an increase in receivables due from third-party payors such as insurance companies, state Medicaid and Medicare agencies. Payment cycles from such payors can be lengthy, and in certain cases, were adversely affected in 2002 by incomplete or incorrect billing information provided to the Company by its customers. In 2003, the Company was able to shorten the payment cycle for such payors through a better understanding of the insurance claim filing requirements and by converting manual billings to an electronic format for certain Medicaid state agencies.

        Inventories decreased $0.8 million in 2003 compared to an increase of $0.5 million in 2002. The decrease in 2003 reflects better management of required inventory levels within the Product Sales segment.

        Net cash used in investing activities was $2.6 million in 2003 compared to $4.3 million and $10.9 million in 2002 and 2001, respectively. In 2003 and 2002, the Company’s investing activities consisted of capital expenditures. In 2001, the Company’s investing activities consisted of capital expenditures (primarily the building purchase discussed below) and cash paid for the acquisition of Leadtech.

        In March 2001, the Company purchased the three building, 129,039 square foot complex in St. Paul, Minnesota, where the Company’s Laboratory Services segment formerly leased 53,576 square feet. The purchase price, exclusive of expenses and closing costs, was $6.35 million and was financed by a mortgage loan from Principal Life Insurance Company of Des Moines, Iowa in the amount of $6.2 million. The mortgage loan has a term of 10 years and is being repaid based on a 20-year amortization schedule with a balloon payment at the end of the ten-year term. The interest rate is fixed at an annual rate of 7.23% for the first five years at which time the rate will be renegotiated by the parties. The facility includes other commercial tenants who have individual leases that range from 10 years to less than 1 year in duration. In 2003, the annual rent paid by such third party tenants, excluding their pro-rata share of operating expenses, was $245,000.

        In October 2001, the Company completed the acquisition of Leadtech, a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients. The $6.1 million purchase price consisted of $2.5 million in cash, the issuance of $2.7 million of the Company’s common stock and $0.9 million of seller financing payable over 24 months. The initial cash payment of $2.5 million was funded primarily from proceeds received from private placement of subordinated debt in October 2001, net proceeds from the legal settlement with Morgan Capital LLC and operating cash flows.

        The Company expects equipment and capital improvement expenditures to be between $3.0 million and $4.0 million in 2004. These expenditures are intended primarily to continue to improve efficiencies and reduce operating costs within the Laboratory Services and Product Sales businesses. Such expenditures are expected to be funded through borrowings under the Company’s credit facilities and cash provided by operating activities.

        Net cash used in financing activities was $0.3 million in 2003, compared to net cash provided by financing activities of $0.5 million and $7.3 million in 2002 and 2001, respectively. The change in 2003 as compared to 2002 was primarily the result of a reduction in the use of the revolving credit facility. In 2001, the Company received proceeds from the mortgage loan discussed above and from the private placement of subordinated debt (discussed below).

        The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 0.75% and (ii) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 0.75% to 1.25%. According to the terms of the agreement, the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis. During the third quarter of 2003, an amendment to the capex note was required in order to allow further borrowing. The amendment was not completed in 2003 and no funding from the note was available during the second half of the year. In March 2004, the Company and Wells Fargo amended the Wells Fargo Credit Agreement to allow for borrowing under the capex note of up to $1.5 million for the purchase of capital equipment bearing interest at prime + 1.5%.

        The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum quarterly debt service coverage ratio and a minimum quarterly pre-tax net income level. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At December 31, 2003 the Company was not in compliance with the minimum debt service coverage and the minimum quarterly pre-tax income level covenants of the Wells Fargo Credit Agreement. The Company was also not in compliance with the covenant restricting the year-over-year increase in compensation. Wells Fargo has waived the aforementioned defaults of the Company.

        In 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed notes payable for $2.0 million, payable in monthly installments over 3.5 years. Interest is payable at a variable rate of 1.25% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

        The Company received a total of $1.05 million from private placements of subordinated debt and warrants in October and November 2001. The notes require payment of the principal amounts on September 30, 2004. Interest at 10% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 60,294 shares of common stock at $8.71 per share. The Company determined the value of the warrants at the dates of issuance was $281,000, based upon the Black-Scholes option pricing model. The value of the warrants was accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued. The discount is being amortized to interest expense over the term of the debt using the effective interest method. The effective interest rate of the subordinated debt, including the warrants, is 23.0%.

        The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of December 31, 2003, the Company had total borrowing capacity of $5.4 million on its line of credit, of which $5.1 million was borrowed, leaving a net availability of $0.3 million and a cash balance of $0.7 million.

        In the short term, the Company believes that the aforementioned capital will be sufficient to fund the Company’s planned operations through 2004. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2004, the Company believes that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding the operations of the Company for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

        The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2003:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt	$10,251	$2,725	$2,295	$448	$4,783

Capital lease obligations	186	73	91	22	--

Operating leases	5,613	784	1,158	875	2,796

Total contractual obligations	$16,050	$3,582	$3,544	$1,345	$7,579

Off-Balance Sheet Transactions

        The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impact of New Accounting Standards

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R).   FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The consolidation requirements of FIN 46R will apply to variable interest entities as of March 31, 2004. The Company does not hold an interest in any variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company’s primary market risk exposures are to changes in interest rates. During 2003, 2002, and 2001, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

        At December 31, 2003, the Company had a $5.8 million mortgage loan payable to Principal Life Insurance Company at a fixed annual rate of 7.23% until March 1, 2006, at which time the rate will be renegotiated by the parties. At December 31, 2003, the Company had $0.9 million of subordinated notes outstanding at a fixed interest rate of 10%, and various vehicle loans totaling $0.1 million. The Company also had capital leases at various fixed rates. These fixed-rate financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change.

        The Company had approximately $8.5 million and $8.0 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of December 31, 2003 and 2002. The debt under the Wells Fargo Credit Agreement is held at variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At December 31, 2003, a 1% change in the prime rate would not materially increase or decrease interest expense or cash flows.

        The Company does not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements, financial statement schedule, and notes thereto included later in this report under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES.

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

26
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is incorporated by reference to the section labeled “Proposal 1- Election of Directors” that appears in the Definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

        The Company has adopted the MEDTOX Scientific, Inc. Code of Ethics for senior financial and executive officers (“Code of Ethics”). The Code of Ethics is available at no charge to anyone who sends a request for a paper copy to MEDTOX Scientific, Inc. 402 West County Road D, St. Paul, Minnesota, 55112. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics to its directors or executive officers, the Company will disclose the nature of such amendments or waiver on its website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated by reference to the sections labeled “Executive Compensation” and “Summary Compensation Table” that appear in the Definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is incorporated by reference to the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that appear in the Definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is incorporated by reference to the section labeled “Certain Relationships and Related Transactions” that appears in the Definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item is incorporated by reference to the section labeled “Fees to Independent Auditors” that appears in the Definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

27
PART IV ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

All other financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

(iii)	Exhibits

The exhibits included in the Report are set forth on the exhibit index and follow the signature page of this Annual Report on Form 10-K.

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

28

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

4.2

Form of 10% Subordinated Notes issued by the Registrant in October and November 2001 to raise an aggregate amount of $1.5 million in subordinate debt, all with a maturity of September 30, 2004. (Incorporated by reference to Exhibit 4.4 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001).

4.3

Form of Warrant accompanying the 10% Subordinated Notes issued in October and November 2001. (Incorporated by reference to Exhibit 4.5 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001).

4.4

Rights Agreement dated September 18, 1998 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Registrant's Report on Form 8-K dated September 21, 1998).

10.1

Second Amendment dated December 31, 1986 to Exclusive License Agreement amending and restating exclusive license granted by the Registrant to Disease Detection International, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registration Statement on Form S-1 dated August 26, 1987, Commission File No. 33-15543).

10.2

Stock Option Agreement dated May 4, 1990 between the Registrant and Samuel C. Powell amending and restating the Non-Qualified Stock Option Agreement between the Registrant and Samuel C. Powell dated as of May 23, 1988. (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1990).**

10.3

Registrant's Amended and Restated Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Form S-8 dated November 11, 1993, Commission File No. 33-71596).

10.4

Agreement regarding rights to "MEDTOX" name dated as of January 30, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.38 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.)**

29
10.5

Employment Agreement dated January 1, 2000 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.45 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.)**

10.6

Registrant's Restated Equity Compensation Plan dated May 10, 2000. (Incorporated by reference to exhibit 10.46 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.7

Form of Severance Agreement between the Registrant and James B. Lockhart, James A. Schoonover, B. Mitchell Owens, and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.47 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.8

Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc. (Incorporated by reference to exhibit 10.48 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9

Registration Rights Agreement dated July 31, 2000 among the Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. ("MJK"). (Incorporated by reference to exhibit 10.50 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.10

Stock Purchase Agreement dated July 31, 2000 between the Registrant and certain investors. (Incorporated by reference to exhibit 10.51 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.11

Purchase and Sale Agreement dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP. (Incorporated by reference to exhibit 10.52 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12

Mortgage and Security Agreement dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company. (Incorporated by reference to exhibit 10.53 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13

Secured Promissory Note dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company. (Incorporated by reference to exhibit 10.54 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14

Nova Building Lease dated March 28, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.55 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001).

10.15

Amendment No. 1 to Nova Building Lease dated April 1, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.56 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001).

30
10.16

Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.57 filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001).

10.17

First Amendment dated October 24, 2001 to the Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.58 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).

10.18

Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.59 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).**

10.19

Second Amendment to Amended and Restated Credit and Security Agreement dated May 1, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.60 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).

10.20

Security Agreement dated December 10, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.61 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).

10.21

Secured Promissory Note dated December 10, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.62 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).

10.22

Intercreditor Agreement dated December 16, 2002, by and between MEDTOX Scientific, Inc. and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.63 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).

10.23	Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc.*

10.24	Non-Qualified Stock Option Agreement between the Registrant and Robert C. Bohannon dated December 3, 2003.* & **

10.25	Restricted Stock Inducement Award Agreement between the Registrant and Robert C. Bohannon dated December 3, 2003.* & **

10.26	Purchase and Sale Agreement dated July 1, 2003 by and between MEDTOX Laboratories, Inc. and CoxHealth.*

31
10.27

Third Amendment to Amended and Restated Credit and Security Agreement dated August 15, 2003, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. *

10.28	Secured Promissory Note dated January 22, 2003, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc.*

10.29	Secured Promissory Note dated June 6, 2003, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc.*

10.30

Fourth Amendment to Amended and Restated Credit and Security Agreement dated March 5, 2004, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. *

21.1	Subsidiaries of Registrant*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

b. Reports on Form 8-K

         On December 4, 2003, the Company filed a Form 8-K dated December 4, 2003, announcing that U.S. Bancorp Piper Jaffray published a research report containing information about fourth quarter personnel reductions not previously disclosed by the Company.

         On December 4, 2003, the Company filed a Form 8-K dated December 4, 2003 announcing that the Company had received ISO Certification and was granted a new patent for its “On-Site Drug Testing Method.” The Company also announced that Dr. Robert C. Bohannon had joined MEDTOX Diagnostics, Inc. as Vice President of Technology, Research and Development and as an inducement to accept the position was granted 20,000 non-qualified stock options and 5,500 restricted shares.

32

On November 4, 2003, the Company filed a Form 8-K dated November 4, 2003, announcing and furnishing results for the third quarter ended September 30, 2003.

On November 6, 2003, the Company filed a Form 8-K dated November 4, 2003, stating it held its quarterly conference call and announced results for the third quarter ended September 30, 2003.

33

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th of March, 2004.

MEDTOX Scientific, Inc.
Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 18, 2004
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 18, 2004
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Samuel C. Powell	Director	March 18, 2004
Samuel C. Powell, Ph.D

/s/ Brian P. Johnson	Director	March 18, 2004
Brian P. Johnson

/s/ Robert A. Rudell	Director	March 18, 2004
Robert A. Rudell

/s/ Robert J. Marzec	Director	March 18, 2004
Robert J. Marzec

34

This page left intentionally blank 35

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
MEDTOX Scientific, Inc.

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index as Item 15.a. (ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 15, 2004

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002 (In thousands, except share and per share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$711	$439
Accounts receivable:
Trade, less allowance for doubtful accounts ($372 in 2003 and $1,125 in 2002)	7,922	9,155
Other	145	243
Note receivable from related party	300	--

Total accounts receivable	8,367	9,398
Inventories	3,564	4,395
Deferred income taxes	1,258	849
Prepaid expenses and other	1,406	1,169

Total current assets	15,306	16,250
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	15,092	14,769
GOODWILL, net	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,836	2,218
DEFERRED INCOME TAXES, net	8,077	8,488
OTHER ASSETS	240	363

TOTAL ASSETS	$56,518	$58,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,126	$4,345
Accounts payable	2,236	3,966
Accrued expenses	3,649	3,485
Current portion of long-term debt	2,725	2,285
Current portion of capital leases	73	83

Total current liabilities	13,809	14,164
LONG-TERM DEBT, net of current portion	7,526	8,822
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	113	185
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	--	--
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding
shares, 4,977,221 in 2003 and 4,814,001 in 2002	746	722
Additional paid-in capital	81,666	80,699
Deferred stock-based compensation	(995)	(498)
Accumulated deficit	(46,171)	(45,863)
Treasury stock	(176)	(176)

Total stockholders' equity	35,070	34,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,518	$58,055

See notes to consolidated financial statements. 37

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (In thousands, except share and per share data)

	2003	2002	2001
REVENUES:
Laboratory services	$39,424	$39,673	$37,990
Product sales	12,049	12,351	11,094

	51,473	52,024	49,084

COST OF REVENUES:
Cost of services	26,357	26,792	25,878
Cost of sales	5,163	4,684	3,759

	31,520	31,476	29,637

GROSS PROFIT	19,953	20,548	19,447

OPERATING EXPENSES:
Selling, general and administrative	16,722	16,317	14,436
Research and development	1,910	1,217	1,292

	18,632	17,534	15,728

INCOME FROM OPERATIONS	1,321	3,014	3,719

OTHER INCOME (EXPENSE):
Interest expense, net	(1,147)	(1,344)	(1,123)
Other expense, net	(482)	(83)	(98)

	(1,629)	(1,427)	(1,221)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(308)	1,587	2,498

INCOME TAX BENEFIT	--	10,150	--

NET INCOME (LOSS)	$(308)	$11,737	$2,498

BASIC EARNINGS (LOSS) PER COMMON SHARE (1)	$(0.06)	$2.45	$0.57

WEIGHTED AVERAGE NUMBER OF BASIC SHARES
OUTSTANDING (1)	4,942,617	4,798,098	4,401,950

DILUTED EARNINGS (LOSS) PER COMMON SHARE (1)	$(0.06)	$2.34	$0.54

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
OUTSTANDING (1)	4,942,617	5,011,330	4,614,152

(1) Share and per share amounts have been restated for the ten percent stock dividends paid on July 5, 2002 and November 9, 2001. See notes to consolidated financial statements. 38

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock Par Shares Value		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Note Receivable from Related Party	Treasury Stock	Total

BALANCE AT DECEMBER 31, 2000	3,508,151	$526	$65,422	$(472)	$(49,890)	$--	$(176)	$15,410

Issuance of common stock under employee
stock plans	18,853	3	125					128
Stock issued in connection with acquisition	206,994	31	2,627					2,658
Settlement of lawsuit			628					628
Value of warrants issued			281					281
Note receivable from former director						(103)		(103)
Exercise of stock options	127,419	19	566					585
Deferred stock-based compensation	67,619	10	416	(174)				252
Amortization of deferred compensation				183				183
Issuance of 10% stock dividend	386,175	58	5,134		(5,192)			--
Net income					2,498			2,498

BALANCE AT DECEMBER 31, 2001	4,315,211	647	75,199	(463)	(52,584)	(103)	(176)	22,520

Issuance of common stock under employee
stock plans	13,525	2	97					99
Repayment of note receivable from former
director						103		103
Exercise of stock options	20,934	3	78					81
Deferred stock-based compensation	28,093	5	374	(379)				--
Amortization of deferred compensation				344				344
Issuance of 10% stock dividend	436,238	65	4,951		(5,016)			--
Net income					11,737			11,737

BALANCE AT DECEMBER 31, 2002	4,814,001	722	80,699	(498)	(45,863)	--	(176)	34,884

Issuance of common stock under employee
stock plans	8,861	1	44					45
Exercise of stock options	1,222	--	7					7
Deferred stock-based compensation	165,840	25	992	(1,017)				--
Traded shares for payment of taxes	(12,703)	(2)	(76)					(78)
Amortization of deferred compensation				520				520
Net loss					(308)			(308)

BALANCE AT DECEMBER 31, 2003	4,977,221	$746	$81,666	$(995)	$(46,171)	$--	$(176)	$35,070

See notes to consolidated financial statements. 39

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (In thousands)

	2003	2002	2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(308)	$11,737	$2,498
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Depreciation and amortization	2,850	2,541	2,595
Provision for losses on accounts receivable	635	445	242
Loss on sale of equipment	9	--	1
Deferred compensation	520	344	183
Deferred income taxes	2	(10,150)	--
Changes in operating assets and liabilities:
Accounts receivable	396	(1,223)	(280)
Inventories	831	(498)	(845)
Prepaid expenses and other current assets	(237)	(89)	(87)
Other assets	25	(18)	(508)
Accounts payable and accrued expenses	(1,566)	1,131	(138)
Restructuring accruals	--	--	(160)

Net cash provided by operating activities	3,157	4,220	3,501

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(2,563)	(4,324)	(8,459)
Proceeds from sale of equipment	1	7	1
Payment for acquisition of business, net of cash acquired	--	--	(2,473)

Net cash used in investing activities	(2,562)	(4,317)	(10,931)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	52	180	595
Proceeds from note receivable from former director	--	103	--
Net proceeds from legal settlement	--	--	628
Net proceeds (payments) on revolving credit facility	781	1,431	(810)
Proceeds from long-term debt	1,641	1,557	9,010
Principal payments on long-term debt	(2,637)	(2,581)	(1,930)
Principal payments on capital leases	(82)	(221)	(225)
Payment for traded shares for taxes	(78)	--	--
Other	--	--	16

Net cash provided by (used in) financing activities:	(323)	469	7,284

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	272	372	(146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	439	67	213

CASH AND CASH EQUIVALENTS AT END OF YEAR	$711	$439	$67

SUPPLEMENTAL NONCASH ACTIVITIES:
Additions to capital leases	$--	$--	$75
Note receivable for exercise of stock options	--	--	103
Acquisitions:
Fair value of assets acquired	--	--	6,088
Cash paid	--	--	(2,473)
Note payable	--	--	(957)
Common stock issued	--	--	(2,658)

	$--	$--	$--

See notes to consolidated financial statements. 40
MEDTOX SCIENTIFIC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company — The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics), and New Brighton Business Center, LLC (NBBC) (collectively referred to as the Company).

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

MEDTOX Diagnostics is engaged in the research, development, and sale of products based upon enzyme immunoassay technology for the detection of antibiotic residues, mycotoxins, drugs-of-abuse and other hazardous substances as well as distribution of agridiagnostic and food safety testing products.

NBBC conducts the Company’s building rental activities that are not related to the Company’s operations. The operations of NBBC are shown in the statements of operations as “other expense.”

All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include the valuation of accounts receivable, inventories, goodwill and other intangible assets, deferred income taxes, and the recorded amounts for certain accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents — Cash equivalents include highly liquid investments maturing within three months of purchase.

Trade Accounts Receivable — Sales are made to local and national customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies, and health care facilities. The Company extends credit based on an evaluation of the customer’s financial condition, and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. In addition, some of the Company’s Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by the Company. The Company estimates a discount on the billings for these tests, and recognizes revenue and related accounts receivable at a net amount after discount in order to state revenue and accounts receivable at the amount expected to be paid.

41
Inventories — Inventories are valued at the lower of cost (first-in, first-out method) or market.

Equipment and Improvements — Equipment and improvements are stated at cost. Provisions for depreciation have been computed using the straight-line method to amortize the cost of depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the economic useful lives of the improvements.

Goodwill and Other Intangible Assets — The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company completed the necessary transition impairment review for goodwill and other intangible assets in 2002, and determined that there was no impairment. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2003 or 2002. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

The effect of the adoption of SFAS No. 142 on the reported net income (loss) and earnings (loss) per share for all periods presented in the accompanying statements of operations is as follows:

(In thousands, except per share data)	2003	2002	2001

Reported net income (loss)	$(308)	$11,737	$2,498
Addback: goodwill amortization	--	--	878

Adjusted net income (loss)	$(308)	$11,737	$3,376

Reported earnings (loss) per share - basic	$(0.06)	$2.45	$0.57
Addback: goodwill amortization	--	--	0.20

Adjusted earnings (loss) per share - basic	$(0.06)	$2.45	$0.77

Reported earnings (loss) per share - diluted	$(0.06)	$2.34	$0.54
Addback: goodwill amortization	--	--	0.19

Adjusted earnings (loss) per share - diluted	$(0.06)	$2.34	$0.73

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

Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful lives as follows as of December 31, 2003:
Customer lists: 5 – 20 years Non-compete agreements: 2 — 5 years

42

Revenue Recognition — Revenues from Laboratory Services are recognized as earned at such time as the Company has completed services. The Company’s services are considered to be complete when it has performed the applicable laboratory testing services and the results have been sent to the Company’s customers or posted to the Company’s secure website. Revenues from Product Sales are recognized FOB shipping point net of an allowance for estimated returns. When shipment occurs, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Freight charges to customers are included in product sales and freight costs are included in cost of sales.

Research and Development — Research and development expenditures are charged to expense as incurred.

Income Taxes — The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is established for the estimated amount of net operating losses that will more likely than not expire unused in future periods.

Earnings (Loss) per Common Share — Basic earnings (loss) per common share equals net earnings (loss) divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share equals net earnings (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net earnings per common share. Common stock equivalents are not considered in periods with a net loss as the effect would be anti-dilutive.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2003 and 2002. The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2003, 2002, or 2001 or accounts receivable at December 31, 2003 or 2002.

Stock-Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation,” requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the alternative of continued use of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

43

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123 (as amended by SFAS No. 148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		2003	2002	2001

Net income (loss)	As reported	$(308)	$11,737	$2,498
Less: Total stock-based compensation
expense		(615)	(586)	(498)

	Pro forma	$(923)	$11,151	$2,000

Basic earnings (loss) per share	As reported	$(0.06)	$2.45	$0.57
	Pro forma	(0.19)	2.32	0.45

Diluted earnings (loss) per share	As reported	$(0.06)	$2.34	$0.54
	Pro forma	(0.19)	2.23	0.43

The fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:
	2003	2002	2001

Expected life (years)	4.0	4.0	4.0
Interest rate	2.6%	2.3%	4.0%
Volatility	62.4%	77.2%	123.6%
Dividend yield	0%	0%	0%

The weighted average fair value of options granted in 2003, 2002, and 2001, using the above assumptions, was $2.90, $5.74, and $5.30 and per share, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) is a measure of all nonowner changes in shareholders’ equity and includes such items as net income (loss), certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2003, 2002, and 2001, comprehensive income (loss) for the Company was equal to net income (loss) as reported.

New Accounting Standards — In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The consolidation requirements of FIN 46R will apply to variable interest entities as of March 31, 2004. The Company does not hold an interest in any variable interest entities.

44

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

Reclassifications — Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with the 2003 presentation. These reclassifications had no effect on net income (loss) or total stockholders’ equity as previously reported.

2.	SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and NBBC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POC (point of care) disposable diagnostics devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE-II ER®, and VERDICT®-II in addition to a variety of agricultural testing products. MEDTOX Diagnostics also provides contract manufacturing services in its FDA/GMP facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

(In thousands)
	2003	2002	2001
Laboratory Services:
Revenues	$39,424	$39,673	$37,990
Depreciation and amortization	2,316	2,280	2,459
Income from operations	1,032	1,317	1,933
Segment assets	39,893	42,186	39,358
Capital expenditures for segment assets	1,113	2,666	8,108

45
(In thousands)
	2003	2002	2001
Product Sales:

Revenues	$12,049	$12,351	$11,094
Depreciation and amortization	534	261	136
Income from operations	289	1,697	1,786
Segment assets	7,290	6,532	4,798
Capital expenditures for segment assets	1,450	1,658	351

Corporate (unallocated):

Other expense	$(1,629)	$(1,427)	$(1,221)
Deferred tax asset, net	9,335	9,337	--

Company:

Revenues	$51,473	$52,024	$49,084
Depreciation and amortization	2,850	2,541	2,595
Income from operations	1,321	3,014	3,719
Other expense	(1,629)	(1,427)	(1,221)
Income (loss) before income taxes	(308)	1,587	2,498
Total assets	56,518	58,055	44,156
Capital expenditures for assets	2,563	4,324	8,459

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)
	2003	2002	2001

Workplace drugs-of-abuse testing	$24,098	$25,059	$25,069
Other Specialty Laboratory Services	15,326	14,614	12,921

	$39,424	$39,673	$37,990

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)
	2003	2002	2001

Substance abuse testing products	$10,295	$10,657	$9,427
Contract manufacturing services	1,416	1,423	1,318
Other diagnostic products	338	271	349

	$12,049	$12,351	$11,094

46
3.	ACQUISITIONS

In July 2003, the Company completed the acquisition of the forensic drug testing customer list from Cox Toxicology, a full-service, SAMHSA-certified drug testing laboratory and a division of CoxHealth. The purchase price of the transaction is based on varying percentages of the revenue realized from the transitioned business over the next three years. During this period, the Company estimates that revenue from these accounts will total approximately $1.2 million and that the sum of the payments for the acquisition should not exceed 25% of this total. Per the terms of the agreement, $50,000 was paid in 2003, which was recorded as a customer list asset and is being amortized on a straight-line basis over a five-year period. Pro forma results related to the Cox Toxicology customer list acquisition are not material to the financial condition or results of operations of the Company.

In October 2001, the Company completed the acquisition of Leadtech Corporation (Leadtech), a private company operating as an independent clinical laboratory devoted primarily to the examination of blood lead concentrations in pediatric patients. The purchase price of $6.1 million consisted of $2.5 million in cash, the issuance of 250,462 shares of the Company’s common stock valued at $2.7 million, and $0.9 million of seller financing payable over 24 months. The value of the 250,462 shares issued was determined based on the average market price of the Company’s common stock over the two-day period before and after the number of shares issuable became fixed and determinable.

The following table summarizes the fair value of the Leadtech assets acquired at the time of purchase and represents the final purchase price allocation:

(In thousands)

Goodwill	$4,540
Deferred tax liability	(843)
Customer list	2,141
Non-compete agreement	250

$6,088

In accordance with SFAS No. 142, the goodwill is assessed for impairment annually and is not amortized. The customer list is being amortized over a ten-year period on an accelerated basis based upon projected future cash flows, and the non-compete agreement was being amortized on a straight-line basis over its two-year term. Goodwill is not expected to be tax deductible.

The following unaudited pro forma information presents a summary of combined results of operations of the Company and Leadtech as if the acquisition had occurred on January 1, 2001, along with certain pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt, and the stock issued to purchase Leadtech. The pro forma results were derived using Leadtech’s unaudited results. The pro forma information also does not attempt to show performance on a combined basis had the companies been combined throughout these periods. The following pro forma information, therefore, although helpful in illustrating the financial characteristics of the combined Company under one set of assumptions, does not attempt to predict or suggest future results:

47
(In thousands, except share and per share data)
2001

Net sales	$50,640
Net income	2,161
Earnings per share:
Basic	$0.48
Diluted	0.45

Weighted average shares outstanding:
Basic	4,540,253
Diluted	4,794,539

4.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2003	2002

Raw materials	$1,082	$1,616
Work in process	533	521
Finished goods	535	844
Supplies, including off-site inventory	1,414	1,414

	$3,564	$4,395

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, non-compete agreements and goodwill. Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The components of goodwill and other intangible assets were as follows as of December 31:

(In thousands)	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$21,100	$(5,133)	$15,967	$21,100	$(5,133)	$15,967

Other intangible
assets:
Non-compete
agreements	$521	$(388)	$133	$521	$(231)	$290

Customer lists	2,467	(816)	1,651	2,417	(494)	1,923

Trademarks and
other	55	(3)	52	5	--	5

	$3,043	$(1,207)	$1,836	$2,943	$(725)	$2,218

48
Goodwill amortization expense was $0.9 million for the year ended December 31, 2001.

Other intangible asset amortization expense was $0.5 million, $0.5 million, and $0.2 million during 2003, 2002, and 2001, respectively. Future amortization expense for other intangible assets is estimated to be as follows (in thousands):

Year ended December 31:	2004	$362
	2005	375
	2006	313
	2007	233
	2008	180
	2009 and thereafter	373

		$1,836

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter, after the Company’s annual forecasting process. No goodwill impairment was recognized in 2003 or 2002. There were no other changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002.

The changes in the carrying amount of other intangible assets for the year ended December 31, 2003 were as follows (in thousands):

	Laboratory Services	Product Sales	Total
Balance as of December 31, 2002	$2,218	$--	$2,218
Add: customer list	50	--	50
Add: trademark and other	--	50	50
Less: amortization expense	(480)	(2)	(482)

Balance as of December 31, 2003	$1,788	$48	$1,836

6.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2003	2002

Furniture and equipment	$17,268	$16,923
Building	7,005	6,886
Leasehold improvements	3,608	2,627

	27,881	26,436
Less accumulated depreciation	(12,789)	(11,667)

	$15,092	$14,769

Depreciation expense was $2.2 million, $1.7 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

49
7.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2003	2002

Term loan, due March 2005, 4.75% at December 31, 2003	$265	$1,062
Capex note, due March 2005, 4.75% at December 31, 2003	1,477	2,209
Capex note, due June 2006, 5.25% at December 31, 2003	314	428
Capex note, due December 2006, 5.25% at December 31, 2003	1,360
Subordinated notes, due September 2004, 10.0% at December 31, 2003
(discount is based on imputed interest rate of 23.0%)	921	864
Non-interest bearing promissory notes issued in connection with
acquisition, paid November 2003	--	358
Mortgage loan, due April 2011, 7.23% at December 31, 2003	5,793	5,955
Various vehicle loans, due from January 2004 through April 2006,
0.0% to 10.3%	121	231

	10,251	11,107
Less current portion	(2,725)	(2,285)

	$7,526	$8,822

Long-term debt maturities at December 31, 2003 were as follows:

2004	$2,725
2005	1,545
2006	750
2007	216
2008	232
2009 and thereafter	4,783

$10,251

Wells Fargo Credit Agreement – The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 0.75%; (ii) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 0.75% to 1.25%. According to the terms of the agreement, the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis. During the third quarter of 2003, an amendment to the capex note was required in order to allow further borrowing. The amendment was not completed in 2003 and no funding from the note was available during the second half of the year. In March 2004, the Company and Wells Fargo amended the Wells Fargo Credit Agreement to allow for borrowing under the capex note of up to $1.5 million for the purchase of capital equipment bearing interest at prime + 1.5%.

At December 31, 2003, $5.1 million was outstanding under the revolving line of credit, and $0.3 million was available to be advanced under the borrowing base formula. The Wells Fargo Credit Agreement is secured by virtually all of the Company’s assets, including equipment, general intangibles, inventories, and receivables. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 4.5%, 5.1% and 6.8% during 2003, 2002, and 2001, respectively.

50

The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum quarterly debt service coverage ratio and a minimum quarterly pre-tax net income level. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At December 31, 2003 the Company was not in compliance with the minimum debt service coverage and the minimum quarterly pre-tax income level covenants of the Wells Fargo Credit Agreement. The Company was also not in compliance with the covenant restricting the year-over-year increase in compensation. Wells Fargo has waived the aforementioned defaults of the Company.

In 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed notes payable for $2.0 million, payable in monthly installments over 3.5 years. Interest is payable at a variable rate of 1.25% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

Subordinated Debt – In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. The notes require payment of the principal amounts on September 30, 2004. Interest at 10% per annum is paid semi-annually on June 30 and December 31. In connection with the issuance of the subordinated notes, the Company issued warrants to purchase 60,294 shares of common stock at $8.71 per share. The Company determined the value of the warrants at the dates of issuance to be $281,000 based upon the Black-Scholes option-pricing model. The value of the warrants was accounted for as additional paid-in capital and deducted from the principal of the subordinated notes as discount on debt issued. The effective interest rate of the subordinated debt including the warrants is 23.0%. The discount is being amortized to interest expense over the term of the debt using the effective interest method.

Cash paid for interest for all outstanding debt was $1.1 million, $1.3 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

At December 31, 2003, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants were as follows:

51
	Exercise Price Per Share	Period Exercisable	Number of Shares Reserved

		July 31, 2000 to
Private equity placement	$10.13	July 30, 2005	611,111

		August 31, 2000 to
Private equity placement	$10.13	August 30, 2005	135,803

		September 20, 2002 to
Subordinated notes 10%	$8.71	September 30, 2004	57,996

In addition, at December 31, 2003, 755,386 shares of common stock were reserved for future issuances under the stock option plans discussed in Note 9.

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

The Company has provided stock option plans to serve as incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. The Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. Restricted stock awards are awarded with a fixed restriction period. At December 31, 2003, all of the Company’s stock option plans had expired, and no options are available for future grant.

The following table summarizes information about stock options outstanding at December 31, 2003:

52
	Plan Options Outstanding
	1983 ISO Plan	1993 Equity Compensation Plan	Non- employee Director Plan	Weighted Average Exercise Price

Balance at December 31, 2000	5,737	497,108	12,190	6.58
Granted		124,362		6.63
Exercised		(84,701)		3.97
Canceled	(2,458)	(61,676)		10.38

Balance at December 31, 2001	3,279	475,093	12,190	6.55
Granted		106,850		9.91
Exercised		(18,011)	(3,056)	3.87
Canceled	(3,279)	(2,837)	(306)	52.08

Balance at December 31, 2002	--	561,095	8,828	6.76
Granted		218,924		5.85
Exercised		(1,222)		5.93
Canceled		(32,239)		8.51

Balance at December 31, 2003	--	746,558	8,828	6.42

	Plan Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$2.10-$2.25	155,836	$2.14	5.2	155,836	$2.14
$5.55-$5.93	194,525	5.62	9.1	50,218	5.84
$6.00-$6.95	176,584	6.51	7.9	120,888	6.50
$7.75-$9.87	134,660	8.55	5.7	130,189	8.57
$10.09-$52.20	93,781	11.97	7.7	65,237	12.70

	755,386	6.42	7.2	522,368	6.43

Nonqualified Stock Options — At December 31, 2003, 2002, and 2001, the Company had 142,224, 122,224 and 122,224, respectively, of nonqualified stock options outstanding to certain current and former officers and new employees of the Company. The weighted average exercise price of nonqualified stock options outstanding was $6.95, $7.16 and $7.16 per share, at December 31, 2003, 2002 and 2001, respectively. The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

Restricted Stock Awards- Restricted stock awards are issued to certain key employees and directors of the Company as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. Owners of restricted stock awards have the rights of shareowners, including the right to vote. The Company awarded 165,653, 36,391, and 49,005 restricted shares in 2003, 2002, and 2001, respectively, to certain key employees and directors of the Company with restriction periods of three to five years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in capital. Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to $520,000, $344,000, and $183,000 in 2003, 2002, and 2001, respectively. Unvested restricted stock awards totaled 246,398 and 133,960 at December 31, 2003 and 2002, respectively, with a weighted average grant date fair value of $6.96 and $8.16 in 2003 and 2002, respectively.

53

Qualified Employee Stock Purchase Plan — The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 181,500. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan. Shares issued under the Purchase Plan were 8,861, 14,878, and 22,812 during 2003, 2002, and 2001, respectively. As of December 31, 2003, 97,950 shares of common stock were available for issuance under the Purchase Plan.

10.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(In thousands, except share and per share data)	2003	2002	2001

Net income (loss) (A)	$(308)	$11,737	$2,498

Weighted average number of basic common
shares outstanding (B)	4,942,617	4,798,098	4,401,950
Dilutive effect of stock options and warrants
computed based on the treasury stock method
using average market price	--	213,232	212,202

Weighted average number of diluted common
shares outstanding (C)	4,942,617	5,011,330	4,614,152

Basic earnings (loss) per common share (A/B)	$(0.06)	$2.45	$0.57

Diluted earnings (loss) per common share (A/C)	$(0.06)	$2.34	$0.54

Options and warrants to purchase an aggregate 1,702,520 shares of common stock were outstanding during 2003 and were excluded from the computation of dilutive earnings per share as their inclusion would have been anti-dilutive due to a net loss. Options and warrants to purchase 928,065 and 828,160 shares of common stock were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11.	INCOME TAXES

Income tax benefit consisted of:
(In thousands)	2003	2002	2001

Current:
Federal	$--	$--	$--
State and local	(2)	--	--
Deferred	2	(10,150)	--

	$--	$(10,150)	$--

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for:

54
(In thousands)	2003	2002	2001

Computed expected federal income tax expense
(benefit)	$(105)	$540	$849
State tax, net of federal effect	10	62	101
Change in valuation allowance	--	(12,514)	(1,536)
Expired net operating loss carryforwards	986	651	680
Other, net	(891)	1,111	(94)

	$--	$(10,150)	$--

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows:

(In thousands)	2003	2002

Current:
Accounts receivable allowances	$426	$795
Inventories	155	157
Accrued expenses	527	529
Other	150	18

	$1,258	$1,499
Non current:
Building, equipment and improvements	(270)	(510)
Goodwill and other intangible assets	(875)	(468)
Research and experimental credit carryforwards	221	221
Net operating loss carryforwards	10,421	10,015

	9,497	9,258

	10,755	10,757
Less: Valuation allowance	(1,420)	(1,420)

Net deferred tax assets	$9,335	$9,337

At December 31, 2003, the Company had federal net operating loss carryforwards (NOLs) of approximately $27.9 million which are available to offset taxable income in 2004 through 2023. In addition, at December 31, 2003, the Company had state NOLs of approximately $10.8 million, which are available to offset taxable income in 2004 through 2029. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership. However, such limitation is not expected to impair the realization of these NOLs.

12.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Company’s Board of Directors. The 401(k) expense for 2003, 2002 and 2001 was $0.1, $0.2 and $0.2 million, respectively.

55
13.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $347,000, $197,000, and $138,000 during 2003, 2002 and 2001, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

As of December 31, 2003, the Company is obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows:
(In thousands)	Capital Leases	Operating Leases

2004	$88	$784
2005	81	614
2006	21	544
2007	15	489
2008	8	386
2009 and thereafter	--	2,796

	213	$5,613

Amount representing interest	27

Present value of net minimum lease payments	186
Less current portion	73

Long-term capital lease obligations	$113

Rent expense (including amounts for the facilities leased from the director) amounted to $1.7 million, $1.3 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal — The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company’s consolidated financial position or results of operations.

Legal Settlement – In 2001, the Company received a favorable judgment relating to the Company’s Section 16(b) claim against a former stockholder. The Company was paid $715,000 in cash, the net proceeds of which were recorded as additional paid in capital.

14.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. The Company received $300,000 for reimbursement of tenant improvements completed in 2001. Effective February 1, 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses. These facilities

56

have always been owned and leased to the Company by a director of the Company. In 2003, the Company completed additional tenant improvements to the premises of $300,000. In November 2003, the Company amended and restated these leases. Under the terms of the new lease, the original leases have been combined and the term of the new lease has been extended to March 31, 2016, for an annual base rent of $385,279, exclusive of operating expenses, effective January 2004, including amortization of the $600,000 of improvements. In January 2004, the director reimbursed the Company $300,000 for the tenant improvements completed in 2003. The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises.

In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. Of this amount, $290,000 was received from an officer and two directors of the Company (see Note 7). In the first quarter of 2003, the Company repaid the $40,000 received from the officer prior to the scheduled maturity in September 2004.

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

15.	QUARTERLY INFORMATION (UNAUDITED)
(In thousands, except per share amounts)
2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$12,471	$13,157	$13,568	$12,277
Gross profit	4,740	5,065	5,460	4,688
Net income (loss)	(203)	(250)	383	(238)
Basic earnings (loss) per share	(0.04)	(0.05)	0.08	(0.05)
Diluted earnings (loss) per share	(0.04)	(0.05)	0.08	(0.05)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$12,351	$13,918	$13,632	$12,123
Gross profit	4,906	5,922	5,350	4,370
Net income (loss)	485	1,008	11,320	(1,076)[1]
Basic earnings (loss) per share [2]	0.10	0.21	2.36	(0.22)
Diluted earnings (loss) per share [2]	0.10	0.20	2.27	(0.22)

57
1

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

2	All per share amounts have been restated for the ten percent stock dividend paid on July 5, 2002.

58

SCHEDULE II-VALUATION & QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,125,000	$635,000	$1,388,000	(1)	$372,000

Year ended December 31, 2002
Allowance for Doubtful Accounts	$873,000	$445,000	$193,000	(1)	$1,125,000

Year ended December 31, 2001
Allowance for Doubtful Accounts	$1,077,000	$242,000	$446,000	(1)	$873,000
Restructuring Accrual	$160,000	$--	$160,000	(2)	$--

(1) Uncollectible accounts written off, net of recoveries. (2) Represents payments of lease obligations. 59