Form 10-Q
period 2004-03-31
MEDTOX SCIENTIFIC INC
filed 2004-05-05
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of April 30, 2004, was 4,978,679.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I      FINANCIAL INFORMATION

Item 1:       FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
	Three Months Ended
	March 31, 2004	March 31, 2003
REVENUES:
Laboratory services	$10,218	$9,534
Product sales	3,365	2,937

	13,583	12,471

COST OF REVENUES:
Cost of services	6,530	6,467
Cost of sales	1,312	1,264

	7,842	7,731

GROSS PROFIT	5,741	4,740

OPERATING EXPENSES:
Selling, general and administrative	4,267	4,261
Research and development	409	413

	4,676	4,674

INCOME FROM OPERATIONS	1,065	66

OTHER INCOME (EXPENSE):
Interest expense	(266)	(299)
Other expense, net	(132)	(94)

	(398)	(393)

INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	667	(327)

INCOME TAX (EXPENSE) BENEFIT	(253)	124

NET INCOME (LOSS)	$414	$(203)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.04)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	4,977,229	4,912,736
Diluted	5,149,025	4,912,736

See Notes to Consolidated Financial Statements (Unaudited). 3

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186	$711
Accounts receivable:
Trade, less allowance for doubtful accounts ($444 in 2004 and $372 in 2003)	9,554	7,922
Other	145	145
Note receivable from related party	--	300

Total accounts receivable	9,699	8,367
Inventories	3,514	3,564
Deferred income taxes	1,258	1,258
Prepaid expenses and other	1,108	1,406

Total current assets	15,765	15,306
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	15,939	15,092
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,827	1,836
DEFERRED INCOME TAXES, net	7,824	8,077
OTHER ASSETS	157	240

TOTAL ASSETS	$57,479	$56,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,532	$5,126
Accounts payable	3,308	2,236
Accrued expenses	3,169	3,649
Current portion of long-term debt	2,984	2,725
Current portion of capital leases	75	73

Total current liabilities	15,068	13,809
LONG-TERM DEBT, net of current portion	6,691	7,526
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	93	113

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	--	--
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 4,977,838 in 2004 and 4,977,221 in 2003	746	746
Additional paid-in capital	81,668	81,666
Deferred stock-based compensation	(854)	(995)
Accumulated deficit	(45,757)	(46,171)
Treasury stock	(176)	(176)

Total stockholders' equity	35,627	35,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,479	$56,518

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$414	$(203)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	720	713
Provision for losses on accounts receivable	63	171
Loss on sale of equipment	10	--
Deferred compensation	131	134
Deferred income taxes	253	--
Changes in operating assets and liabilities:
Accounts receivable	(1,395)	(494)
Inventories	50	270
Prepaid expenses and other current assets	298	202
Other assets	--	105
Accounts payable and accrued expenses	592	(1,642)

Net cash provided by (used in) operating activities	1,136	(744)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,492)	(477)
Proceeds from sale of equipment	35	--

Net cash used in investing activities	(1,457)	(477)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	12	16
Net proceeds on revolving credit facility	406	1,340
Proceeds from long-term debt	--	965
Principal payments on long-term debt	(604)	(692)
Principal payments on capital leases	(18)	(32)

Net cash provided by (used in) financing activities	(204)	1,597

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(525)	376

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	711	439

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186	$815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$237	$271

See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2004

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation — Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the alternative of continued use of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company has elected the continued use of APBO No. 25.

Had the Company determined compensation expense for its stock options under SFAS No. 123, (as amended by SFAS No. 148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		Three Months Ended
		March 31, 2004	March 31, 2003
Net income (loss)	As reported	$414	$(203)
Less: Total stock-based compensation
expense net of related tax effect		(86)	(97)

	Pro forma	$328	$(300)

Basic earnings (loss) per share	As reported	$0.08	$(0.04)
	Pro forma	0.07	(0.06)

Diluted earnings (loss) per share	As reported	$0.08	$(0.04)
	Pro forma	0.06	(0.06)

6

New Accounting Standards: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The consolidation requirements of FIN 46R apply to variable interest entities as of March 31, 2004. The Company does not hold an interest in any variable interest entities.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses and courier delivery. The Product Sales segment, which includes POC (point of care) disposable diagnostics devices, consists of MEDTOX Diagnostics Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, and VERDICT®-II, in addition to a variety of agricultural testing products. MEDTOX Diagnostics Inc. also provides contract manufacturing services in its Food and Drug Administration/Good Manufacturing Practices (FDA/GMP) facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2004	March 31, 2003
Laboratory Services:

Revenues	$10,218	$9,534
Depreciation and amortization	577	590
Income from operations	715	1
Segment assets	41,145	41,810
Capital expenditures for segment assets	1,394	231

Product Sales:

Revenues	$3,365	$2,937
Depreciation and amortization	143	123
Income from operations	350	65
Segment assets	7,252	6,838
Capital expenditures for segment assets	98	246

7
(In thousands)	Three Months Ended
	March 31, 2004	March 31, 2003
Corporate (unallocated):

Other expense	$(398)	$(393)
Deferred tax assets, net	9,082	9,337

Company:

Revenues	$13,583	$12,471
Depreciation and amortization	720	713
Income from operations	1,065	66
Other expense	(398)	(393)
Income (loss) before income taxes	667	(327)
Total assets	57,732	57,985
Capital expenditures for assets	1,492	477

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended
	March 31, 2004	March 31, 2003
Workplace drugs-of-abuse testing	$6,481	$5,696
Other Specialty Laboratory Services	3,737	3,838

	$10,218	$9,534

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2004	March 31, 2003
POC on site testing products	$2,802	$2,550
Contract manufacturing services	472	308
Other diagnostic products	91	79

	$3,365	$2,937

8
3. INVENTORIES Inventories consisted of the following:

(In thousands)	March 31, 2004	December 31, 2003
Raw materials	$934	$1,082
Work in process	581	533
Finished goods	524	535
Supplies, including off-site inventory	1,475	1,414

	$3,514	$3,564

4. EARNINGS (LOSS) PER SHARE The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2004	March 31, 2003
Net income (loss) (A)	$414	$(203)

Weighted average number of basic common shares outstanding (B)	4,977,229	4,912,736
Dilutive effect of stock options and warrants computed based on
the treasury stock method using average market price	171,796	--

Weighted average number of diluted common shares outstanding (C)	5,149,025	4,912,736

Basic earnings (loss) per common share (A/B)	$0.08	$(0.04)

Diluted earnings (loss) per common share (A/C)	$0.08	$(0.04)

Options and warrants to purchase 960,912 and 1,559,355 shares of common stock were outstanding during the first three months of 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares, or because they were antidilutive in 2003 due to the net loss.

5. INCOME TAXES

At December 31, 2003, the Company had federal operating loss carryforwards (NOLs) of approximately $27.9 million, which are available to offset taxable income in 2004 through 2023. In addition, at December 31, 2003 the Company had state NOLs of approximately $10.8 million, which are available to offset taxable income in 2004 through 2029. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership. Although the Section 382 limitation is not expected to impair the realization of these NOLs, other factors could, such as projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.

6. CONTINGENCIES

Leases — The Company leases offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

Legal — The Company is a defendant in a lawsuit commenced on March 31, 2004 in Ramsey County District Court in Minnesota. The plaintiffs are four shareholders of the corporation from which the Company purchased its laboratory business in 1996. The complaint alleges that the Company breached an obligation to pay certain tax liabilities of the plaintiffs. The Company has been granted an extension of time to respond to the complaint, but believes that the plaintiffs’ claim is without merit and plans to defend the matter vigorously. The Company currently believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.

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

11
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

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements. For the three months ended March 31, 2004, Laboratory Services revenue accounted for 75.2% of the Company’s revenues, compared with 76.4% for the same period in 2003. Revenue from Product Sales accounted for 24.8% of the Company’s revenues compared with 23.6% for the same period in 2003.

Critical Accounting Policies

The Company has identified the policies outlined below as critical to understanding its business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2003. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of March 31, 2004 was $9.6 million, net of allowance for doubtful accounts of $0.4 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At March 31, 2004, off-site inventory was $0.7 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets in future periods. During the three months ended March 31, 2004, no circumstances occurred that required an impairment charge.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At March 31, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2004 and future years. The valuation allowance is based on management’s estimate of taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOL is completely utilized or expires unused.

Results of Operations

Total revenues for the first quarter of 2004 increased 9% over the first quarter of 2003, driven primarily by strong sample volume from both new and existing workplace and occupational health clients. Gross margin improved in the Laboratory Services segment due to increased revenue, as well as improved operating efficiencies realized from the Company’s LEAN projects. In the Diagnostic segment, gross margin was positively impacted by increased production levels. Operating expenses as a percentage of sales were down in the first quarter of 2004, reflecting the increase in revenue on flat quarter over quarter expenses. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended,
	March 31, 2004	March 31, 2003
Revenues	100.0%	100.0%
Cost of revenues	57.7	62.0

Gross margin	42.3	38.0
Operating expenses
Selling, general, and administrative	31.4	34.2
Research and development	3.0	3.3

	34.4	37.5
Income from operations	7.9	0.5
Other expense	(2.9)	(3.1)

Income (loss) before income tax benefit (expense)	5.0	(2.6)
Income tax benefit (expense)	(1.9)	1.0

Net income (loss)	3.1%	(1	.6)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Revenues increased 9% to $13.6 million for the three months ended March 31, 2004, driven by a $0.7 million, or 7% increase in Laboratory Services revenues and a $0.4 million, or 15% increase in Product Sales revenues.

Laboratory Services revenues were positively impacted by a 16% increase in workplace drugs of abuse sample volume from both new and existing workplace and occupational health clients. The increased sample volume was slightly offset by a lower average price. Revenues from the Company’s Specialty Laboratory Services declined 3% in the quarter.

In the Product Sales segment, sales of POC on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 10% to $2.8 million in the first quarter of 2004. This growth reflected strong sales of PROFILE®-II products, including the PROFILE-II ER® device. The PROFILE-II ER® device, targeted at hospital laboratories for emergency response screening in drugs-of-abuse overdose situations, continues to grow, increasing 50% in the first quarter of 2004. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 23% from the prior year period. The economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward.

Product sales from agricultural diagnostic products were flat due to level purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly. Sales of contract manufacturing services, microbiological and associated products increased 53% to $0.5 million in the quarter and were positively impacted by the timing of orders from existing clients.

Gross Profit

Consolidated gross margin increased to 42.3% of revenues for the three months ended March 31, 2004 from 38.0% of revenues for the same period in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 36.1% for the three months ended March 31, 2004, up from 32.2% for the same period in 2003. The margin improvement was attributable to increased revenue, as well as improved operating efficiencies realized from the Company’s LEAN projects initiated in 2003. As a result of LEAN initiatives, the increased sample volume in the quarter was processed and tested with lower overall direct labor expense. Gross margin from Product Sales improved to 61.0% for the three months ended March 31, 2004, from 57.0% in the comparable period of 2003, largely due to the impact of fixed-type costs on increased production levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.3 million in both the first quarter of 2004 and 2003, improving to 31.4% of revenues, in the first quarter of 2004, compared to 34.2% of revenues in the first quarter of 2003. The lower rate reflects the increase in revenue on flat quarter over quarter expenses. In addition, the improvement reflects the impact of LEAN projects, staff reductions and expense control measures initiated at the Laboratory Services segment in 2003. In the first quarter of 2004, the Company launched the first two LEAN projects within the Product Sales segment. The Company is currently in the planning process for additional LEAN projects in the Laboratory Services segment.

Income Taxes

The Company recorded a tax provision for the three months ended March 31, 2004 based upon an effective tax rate of 38%. At March 31, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for the remainder of 2004 and future years fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2004 compared to net cash used in operating activities of $0.7 million for the same period of 2003. The increase was primarily due to an improvement in operating results and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

Accounts payable and accrued expenses increased $0.6 million during the first quarter of 2004, compared to a decrease of $1.6 million for the first quarter of 2003. The significant decrease in the first quarter of 2003 was primarily due to a high level of accounts payable as of December 31, 2002, with subsequent payments on such outstanding balances during the first quarter.

Accounts receivable increased $1.4 million in the first quarter of 2004 compared to an increase of $0.5 million in the same period of 2003. The significant increase in 2004 was primarily due to strong sales during the last month of the quarter.

Net cash used in investing activities, consisting of capital expenditures, was $1.5 million for the three months ended March 31, 2004 compared to $0.5 million in the same period of 2003. The increased spending in 2004 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies.

Net cash used by financing activities was $0.2 million for the three months ended March 31, 2004, compared to net cash provided by financing activities of $1.6 million in the prior year period. The change was partially due to a reduction in the use of the revolving credit facility in 2004. In addition, in the first quarter of 2003, the Company received proceeds from long-term debt of $1.0 million to finance capital equipment purchases. The Company made payments on long-term debt of $0.6 million and $0.7 million during the three months ended March 31, 2004 and 2003, respectively.

The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a term loan of $3.185 million bearing interest at prime + 1.5% and (ii) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (iii) a capex note of up to $3.5 million for the purchase of capital equipment bearing interest at prime + 0.75% to 1.25%. According to the terms of the agreement, the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis. In March 2004, the Company and Wells Fargo amended the Wells Fargo Credit Agreement to allow for borrowing under the capex note of up to $1.5 million for the purchase of capital equipment bearing interest at prime + 1.5%.

The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum annual debt service coverage ratio and a minimum quarterly pre-tax net income level. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At March 31, 2004, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of March 31, 2004, the Company had total borrowing capacity of $6.7 million on its line of credit, of which $5.5 million was borrowed, leaving a net availability of $1.2 million and a cash balance of $0.2 million.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of March 31, 2004:

(In thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$9,675	$2,984	$1,512	$456	$4,723

Capital lease obligations	168	75	76	17	--

Operating leases	5,535	817	1,150	836	2,732

Total contractual obligations	$15,378	$3,876	$2,738	$1,309	$7,455

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

Impact of New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The consolidation requirements of FIN 46R apply to variable interest entities as of March 31, 2004. The Company does not hold an interest in any variable interest entities.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2004. For additional information refer to Item 7A of our 2003 Annual Report on Form 10-K.

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

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS. See Part I, Note 6

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. Inapplicable

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits: See Exhibit Index following signature page

b. Reports on Form 8-K:

On February 3, 2004, the Company filed a Form 8-K dated February 2, 2004, announcing that on February 2, 2004, Harry Alcorn, Jr., Pharm.D., resigned from the Company's Board of Directors. Dr. Alcorn cited his current workload as limiting his ability to contribute as a Director of the Company.

On March 2, 2004, the Company filed a Form 8-K dated March 2, 2004, announcing results for the fourth quarter and year-ended December 31, 2003.

On March 3, 2004, the Company filed a Form 8-K dated March 2, 2004, stating it held its quarterly conference call and announced results for the fourth quarter and year-ended December 31, 2003.

20
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	May 5, 2004
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	May 5, 2004
Kevin J. Wiersma	(Principal Financial Officer)

21

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED MARCH 31, 2004

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

22