Form 10-Q
period 2004-06-30
MEDTOX SCIENTIFIC INC
filed 2004-07-28
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of July 26, 2004, was 4,961,926.

MEDTOX SCIENTIFIC, INC. INDEX

PART I    FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUES:
Laboratory services	$11,497	$10,085	$21,715	$19,619
Product sales	3,567	3,072	6,932	6,009

	15,064	13,157	28,647	25,628
COST OF REVENUES:
Cost of services	7,053	6,735	13,583	13,202
Cost of sales	1,398	1,357	2,710	2,621

	8,451	8,092	16,293	15,823

GROSS PROFIT	6,613	5,065	12,354	9,805

OPERATING EXPENSES:
Selling, general and administrative	4,646	4,460	8,913	8,721
Research and development	426	419	835	832

	5,072	4,879	9,748	9,553

INCOME FROM OPERATIONS	1,541	186	2,606	252

OTHER INCOME (EXPENSE):
Interest expense	(260)	(296)	(526)	(595)
Other expense, net	(106)	(140)	(238)	(234)

	(366)	(436)	(764)	(829)

INCOME (LOSS) BEFORE INCOME TAX
(EXPENSE) BENEFIT	1,175	(250)	1,842	(577)

INCOME TAX (EXPENSE) BENEFIT	(447)	--	(700)	124

NET INCOME (LOSS)	$728	$(250)	$1,142	$(453)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.15	$(0.05)	$0.23	$(0.09)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.14	$(0.05)	$0.22	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
Basic	4,967,752	4,926,708	4,972,464	4,920,317
Diluted	5,216,937	4,926,708	5,184,551	4,920,317
See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$336	$711
Accounts receivable:
Trade, less allowance for doubtful accounts ($533 in 2004 and $372 in 2003)	9,149	7,922
Other	150	145
Note receivable from related party	--	300

Total accounts receivable	9,299	8,367
Inventories	3,641	3,564
Deferred income taxes	1,258	1,258
Prepaid expenses and other	1,015	1,406

Total current assets	15,549	15,306
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	16,418	15,092
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,804	1,836
DEFERRED INCOME TAXES, net	7,377	8,077
OTHER ASSETS	185	240

TOTAL ASSETS	$57,300	$56,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$4,881	$5,126
Accounts payable	2,898	2,236
Accrued expenses	3,796	3,649
Current portion of long-term debt	2,493	2,725
Current portion of capital leases	77	73

Total current liabilities	14,145	13,809
LONG-TERM DEBT, net of current portion	6,765	7,526
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	73	113

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and
outstanding	--	--
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 4,961,449 in 2004 and 4,977,221 in 2003	744	746
Additional paid-in capital	81,511	81,666
Deferred stock-based compensation	(733)	(995)
Accumulated deficit	(45,029)	(46,171)
Treasury stock	(176)	(176)

Total stockholders' equity	36,317	35,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,300	$56,518

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$1,142	$(453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,496	1,400
Provision for losses on accounts receivable	140	393
Loss on sale of equipment	7	--
Deferred compensation	230	265
Deferred income taxes	700	--
Changes in operating assets and liabilities:
Accounts receivable	(1,072)	(317)
Inventories	(77)	651
Prepaid expenses and other current assets	391	106
Other assets	(99)	147
Accounts payable and accrued expenses	809	(849)

Net cash provided by operating activities	3,667	1,343

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,633)	(1,609)
Proceeds from sale of equipment	46	--

Net cash used in investing activities	(2,587)	(1,609)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	25	26
Net proceeds on revolving credit facility	(245)	394
Proceeds from long-term debt	--	1,641
Principal payments on long-term debt	(1,050)	(1,344)
Principal payments on capital leases	(36)	(49)
Payment of taxes from traded shares	(149)	--

Net cash provided by (used in) financing activities	(1,455)	668

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(375)	402

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	711	439

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$336	$841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$526	$588
See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Had the Company determined compensation expense for its stock options under SFAS No. 123, (as amended by SFAS No. 148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		Three Months Ended		Six Months Ended
		June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)......................................	As reported	$728	$(250)	$1,142	$(453)
Less: Total stock-based compensation
expense, net of related tax effect		(68)	(152)	(154)	(249)

	Pro forma	660	(402)	988	(702)

Basic earnings (loss) per share...............	As reported	$0.15	$(0.05)	$0.23	$(0.09)
	Pro forma	0.13	(0.08)	0.20	(0.14)

Diluted earnings (loss) per share............	As reported	$0.14	$(0.05)	$0.22	$(0.09)
	Pro forma	0.13	(0.08)	0.19	(0.14)

New Accounting Standards: On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment—an amendment of Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APBO No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently in the process of evaluating the impact of the proposed Statement.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The consolidation requirements of FIN 46R applied to variable interest entities as of March 31, 2004. The Company does not hold an interest in any variable interest entities.

2.  SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories Inc. Services provided include workplace drugs-of-abuse testing and specialty laboratory services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses and courier delivery. The Product Sales segment, which includes POC (point of care) disposable diagnostics devices, consists of MEDTOX Diagnostics Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, and VERDICT®-II, in addition to a variety of agricultural testing products. MEDTOX Diagnostics Inc. also provides contract manufacturing services in its Food and Drug Administration/Good Manufacturing Practices (FDA/GMP) facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Laboratory Services:

Revenues	$11,497	$10,085	$21,715	$19,619
Depreciation and amortization	631	579	1,208	1,169
Income from operations	1,217	95	1,932	96
Segment assets	41,603	41,503	41,603	41,503
Capital expenditures for segment assets	1,083	482	2,477	713

Product Sales:

Revenues	$3,567	$3,072	$6,932	$6,009
Depreciation and amortization	145	108	288	231
Income from operations	324	91	674	156
Segment assets	7,062	6,926	7,062	6,926
Capital expenditures for segment assets	58	648	156	896

Corporate (unallocated):

Other expense	$(366)	$(436)	$(764)	$(829)
Deferred tax assets, net	8,635	9,337	8,635	9,337

Company:

Revenues	$15,064	$13,157	$28,647	$25,628
Depreciation and amortization	776	687	1,496	1,400
Income from operations	1,541	186	2,606	252
Other expense	(366)	(436)	(764)	(829)
Income (loss) before income taxes	1,175	(250)	1,842	(577)
Total assets	57,300	57,766	57,300	57,766
Capital expenditures for assets	1,141	1,130	2,633	1,609

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Workplace drugs-of-abuse	$7,341	$6,317	$13,822	$12,014
Other specialty laboratory services	4,156	3,768	7,893	7,605

	$11,497	$10,085	$21,715	$19,619

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment: 8
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
POC on site testing products	$2,966	$2,520	$5,768	$5,070
Contract manufacturing services	527	444	999	752
Other diagnostic products	74	108	165	187

	$3,567	$3,072	$6,932	$6,009

3. INVENTORIES Inventories consisted of the following:

(In thousands)	June 30, 2004	December 31, 2003
Raw materials	$1,079	$1,082
Work in process	352	533
Finished goods	685	535
Supplies, including off-site inventory	1,525	1,414

	$3,641	$3,564

4. EARNINGS (LOSS) PER SHARE The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) (A)	$728	$(250)	$1,142	$(453)

Weighted average number of basic
common shares outstanding (B)	4,967,752	4,926,708	4,972,464	4,920,317
Dilutive effect of stock options and
warrants computed based on the
treasury stock method using
average market price	249,185	--	212,087	--

Weighted average number of diluted
common shares outstanding (C)	5,216,937	4,926,708	5,184,551	4,920,317

Basic earnings (loss) per common
share (A/B)	$0.15	$(0.05)	$0.23	$(0.09)

Diluted earnings (loss) per common
share (A/C)	$0.14	$(0.05)	$0.22	$(0.09)

Options and warrants to purchase 891,982, 947,680, 1,557,452 and 1,557,452 shares of common stock were outstanding during the three and six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares, or because they were antidilutive in 2003 due to the net losses.

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

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiary, MEDTOX Laboratories, Inc. and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include workplace drugs-of-abuse testing and specialty laboratory services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements. For the three and six months ended June 30, 2004, Laboratory Services revenue accounted for 76% of the Company’s revenues, compared with 77% for the same periods in 2003. Revenue from Product Sales accounted for 24% of the Company’s revenues for the three and six months ended June 30, 2004 compared with 23% for the same periods in 2003.

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

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of June 30, 2004 was $9.1 million, net of allowance for doubtful accounts of $0.5 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At June 30, 2004, off-site inventory was $0.8 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets in future periods. During the six months ended June 30, 2004, no circumstances occurred that required an impairment charge.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At June 30, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2004 and future years. The valuation allowance is based on management’s estimate of taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOL is completely utilized or expires unused.

Results of Operations

Total revenues for the second quarter of 2004 increased 14% over the second quarter of 2003, driven primarily by strong sample volume from both new and existing workplace and occupational health clients. Gross margin improved in the Laboratory Services segment due to increased revenue, as well as improved operating efficiencies realized from the Company’s LEAN projects. In the Diagnostic segment, gross margin was positively impacted by increased production levels. Operating expenses as a percentage of sales were also down quarter over quarter. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
Revenues	100.0%		100.0%	100.0%	100.0%
Cost of revenues	56.1		61.5	56.9	61.7

Gross margin	43.9		38.5	43.1	38.3
Operating expenses:
Selling, general, and administrative	30.9		33.9	31.1	34.0
Research and development	2.8		3.2	2.9	3.3

	33.7		37.1	34.0	37.3

Income from operations	10.2		1.4	9.1	1.0
Other expense	(2.4)		(3.3)	(2.7)	(3.2)

Income (loss) before income tax benefit (expense)	7.8		(1.9)	6.4	(2.2)
Income tax benefit (expense)	(3.0)		--	(2.4)	0.4

Net income (loss)	4.8%	(1	.9)%	4.0%	(1	.8)%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

Revenues increased 14% to $15.1 million for the three months ended June 30, 2004, driven by a $1.4 million, or 14% increase in Laboratory Services revenues and a $0.5 million, or 16% increase in Product Sales revenues.

In the Laboratory Services segment, revenues from workplace and occupational health clients grew 16% due to increased sample volume from both new and existing clients. The increased sample volume was slightly offset by a lower average price. Revenues from the Company’s specialty laboratory services also grew 10% during the second quarter of 2004.

In the Product Sales segment, sales of POC on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 18% to $3.0 million in the second quarter of 2004. This growth reflects strong sales of PROFILE®-II products, which grew 46% quarter over quarter. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 15% from the prior year period, but improving from the 23% quarter over quarter decline experienced in the first quarter. The continued economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward.

Sales of contract manufacturing services, microbiological and associated products increased 19% to $0.5 million in the quarter and were positively impacted by the timing of orders from existing clients. Product sales from agricultural diagnostic products were down $34,000, or 31% during the quarter due to decreased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

Consolidated gross margin increased to 43.9% of revenues for the three months ended June 30, 2004 from 38.5% of revenues for the same period in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 38.7% for the three months ended June 30, 2004, up from 33.2% for the same period in 2003. The margin improvement was attributable to increased revenue, as well as improved operating efficiencies realized from the Company’s LEAN projects initiated in 2003. Gross margin from Product Sales improved to 60.8% for the three months ended June 30, 2004, from 55.8% in the comparable period of 2003, largely due to the impact of fixed-type costs on increased production levels. The Company has ongoing LEAN projects within the Product Sales segment and the Company is currently in the planning process for additional LEAN projects in the Laboratory Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.6 million, or 30.9% of revenues in the second quarter of 2004, compared to $4.5 million or 33.9% of revenues in the second quarter of 2003. The lower rate reflects the increase in revenue on relatively flat quarter over quarter expenses. In addition, the improvement reflects the impact of LEAN projects, staff reductions and expense control measures initiated at the Laboratory Services segment in 2003.

Income Taxes

The Company recorded a tax provision for the three months ended June 30, 2004 based upon an effective tax rate of 38%. At June 30, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for the remainder of 2004 and future years fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues increased 12% to $28.6 million for the six months ended June 30, 2004, driven by a $2.1 million, or 11% increase in Laboratory Services revenues and a $0.9 million, or 15% increase in Product Sales revenues.

In the Laboratory Services segment, revenues from workplace and occupational health clients grew 15% due to increased sample volume from both new and existing clients. The increased sample volume was slightly offset by a lower average price. Revenues from the Company’s specialty laboratory services also grew 4% during the first six months of 2004.

In the Product Sales segment, sales of POC on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 14% to $5.8 million in the first six months of 2004. This growth reflects strong sales of PROFILE®-II products, which grew 42% from the prior year period. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 19% from last year. The continued economic uncertainty and budget constraints that the Company’s government clients are experiencing resulted in lower purchasing levels among these clients. The Company anticipates that the government sector will continue to be a challenging environment, and will continue to pursue new sales efforts that the Company believes will improve this portion of its business going forward.

Sales of contract manufacturing services, microbiological and associated products increased 33% to $1.0 million in the first six months of 2004 and were positively impacted by the timing of orders from existing clients. Product sales from agricultural diagnostic products were down 12% due to decreased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

Consolidated gross margin increased to 43.1% of revenues for the six months ended June 30, 2004 from 38.3% of revenues for the same period in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 37.4% for the six months ended June 30, 2004, up from 32.7% for the same period in 2003. The margin improvement was attributable to increased revenue, as well as improved operating efficiencies realized from the Company’s LEAN projects initiated in 2003. Gross margin from Product Sales improved to 60.9% for the six months ended June 30, 2004, from 56.4% in the comparable period of 2003, largely due to the impact of fixed-type costs on increased production levels. The Company has ongoing LEAN projects within the Product Sales segment and the Company is currently in the planning process for additional LEAN projects in the Laboratory Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.9 million, or 31.1% of revenues in the first six months of 2004, compared to $8.7 million or 34.0% of revenues in the same period of 2003. The lower rate reflects the increase in revenue on relatively flat year over year expenses. In addition, the improvement reflects the impact of LEAN projects, staff reductions and expense control measures initiated at the Laboratory Services segment in 2003.

Income Taxes

The Company recorded a tax provision for the six months ended June 30, 2004 based upon an effective tax rate of 38%. At June 30, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for the remainder of 2004 and future years fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2004 compared to $1.3 million for the same period of 2003. The increase was primarily due to an improvement in operating results and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

Accounts payable and accrued expenses increased $0.8 million in the first six months of 2004, compared to a decrease of $0.8 million in 2003. The significant decrease in 2003 was primarily due to a high level of accounts payable as of December 31, 2002, with subsequent payments on such outstanding balances during the first few months of 2003.

Accounts receivable increased $1.1 million in the first six months of 2004 compared to an increase of $0.3 million in the same period of 2003. The significant increase in 2004 was primarily due to strong second quarter sales.

Net cash used in investing activities, consisting primarily of capital expenditures, was $2.6 million for the six months ended June 30, 2004 compared to $1.6 million in the same period of 2003. The increased spending in 2004 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies in connection with the Company’s LEAN initiatives.

Net cash used by financing activities was $1.5 million for the six months ended June 30, 2004, compared to net cash provided by financing activities of $0.7 million in the prior year period. The change was partially due to a reduction in the use of the revolving credit facility in 2004. In addition, in the first six months of 2003, the Company received proceeds from long-term debt of $1.6 million to finance capital equipment purchases. The Company made payments on long-term debt of $1.1 million and $1.3 million during the six months ended June 30, 2004 and 2003, respectively.

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

The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum annual debt service coverage ratio and a minimum quarterly pre-tax net income level. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At June 30, 2004, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of June 30, 2004, the Company had total borrowing capacity of $6.8 million on its line of credit, of which $4.9 million was borrowed, leaving a net availability of $1.9 million and a cash balance of $0.3 million.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of June 30, 2004:

	Payments Due by Period
(In thousands)	Total	Less than year	1-3 years	4-5 years	More than 5 years
Long-term debt	$9,258	$2,493	$1,640	$465	$4,660

Capital lease obligations	150	77	59	14	--

Operating leases	5,385	727	1,225	797	2,636

Total contractual obligations	$14,793	$3,297	$2,924	$1,276	$7,296

19

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

Impact of New Accounting Standards

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment—an amendment of Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APBO No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently in the process of evaluating the impact of the proposed Statement.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2004. For additional information refer to Item 7A of our 2003 Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS. Inapplicable

ITEM 2	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 19, 2004.

Proposal No. 1: The stockholders elected each of the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

Director's Name	Votes For	Votes Withheld
Brian P. Johnson	4,377,035	117,491
Robert J. Marzec	4,377,288	117,238

During the second quarter of 2004, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits: See Exhibit Index on page following signature page

b.	Reports on Form 8-K:

On April 15, 2004, the Company filed a Form 8-K dated April 15, 2004, announcing results for the first quarter ended March 31, 2004.

On April 20, 2004, the Company filed a Form 8-K dated April 15, 2004, stating it held its quarterly conference call and announced results for the first quarter ended March 31, 2004.

On May 21, 2004, the Company filed a Form 8-K dated May 19, 2004, announcing the results of its Annual Meeting of Shareholders.

22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 28, 2004
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 28, 2004
Kevin J. Wiersma	(Principal Financial Officer)

23

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED JUNE 30, 2004

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

24