Form 10-Q
period 2004-09-30
MEDTOX SCIENTIFIC INC
filed 2004-10-28
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of October 26, 2004, was 7,535,191.

MEDTOX SCIENTIFIC, INC.

INDEX

2

PART I    FINANCIAL INFORMATION Item 1:     FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Laboratory services	$10,979	$10,391	$32,694	$30,010
Product sales	3,494	3,177	10,426	9,186

	14,473	13,568	43,120	39,196
COST OF REVENUES:
Cost of services	7,055	6,804	20,638	20,006
Cost of sales	1,386	1,304	4,096	3,925

	8,441	8,108	24,734	23,931

GROSS PROFIT	6,032	5,460	18,386	15,265

OPERATING EXPENSES:
Selling, general and administrative	4,397	4,157	13,310	12,878
Research and development	354	401	1,189	1,233

	4,751	4,558	14,499	14,111

INCOME FROM OPERATIONS	1,281	902	3,887	1,154

OTHER INCOME (EXPENSE):
Interest expense	(264)	(281)	(790)	(876)
Other expense, net	(99)	(129)	(337)	(363)

	(363)	(410)	(1,127)	(1,239)

INCOME (LOSS) BEFORE INCOME
TAX (EXPENSE) BENEFIT	918	492	2,760	(85)

INCOME TAX (EXPENSE) BENEFIT	(349)	(109)	(1,049)	15

NET INCOME (LOSS)	$569	$383	$1,711	$(70)

BASIC EARNINGS (LOSS) PER
COMMON SHARE (1)	$0.08	$0.05	$0.23	$(0.01)

DILUTED EARNINGS (LOSS) PER
COMMON SHARE (1)	$0.07	$0.05	$0.22	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic (1)	7,444,973	7,424,004	7,451,174	7,406,906
Diluted (1)	7,930,347	7,585,857	7,806,901	7,406,906

(1)     Share and per share amounts for the three and nine months ended September 30, 2003 have been restated for the three-for-two stock split paid August 20, 2004.

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$542	$711
Accounts receivable:
Trade, less allowance for doubtful accounts ($491 in 2004 and $372 in 2003)	9,089	7,922
Other	147	145
Note receivable from related party	--	300

Total accounts receivable	9,236	8,367
Inventories	3,547	3,564
Deferred income taxes	1,258	1,258
Prepaid expenses and other	796	1,406

Total current assets	15,379	15,306
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	16,526	15,092
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,746	1,836
DEFERRED INCOME TAXES, net	7,028	8,077
OTHER ASSETS	204	240

TOTAL ASSETS	$56,850	$56,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,510	$5,126
Accounts payable	1,853	2,236
Accrued expenses	3,982	3,649
Current portion of long-term debt	1,511	2,725
Current portion of capital leases	79	73

Total current liabilities	12,935	13,809
LONG-TERM DEBT, net of current portion	6,347	7,526
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	52	113

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and
outstanding	--	--
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 7,534,661 in 2004 and 4,977,221 in 2003	1,130	746
Additional paid-in capital	82,020	81,666
Deferred stock-based compensation	(626)	(995)
Accumulated deficit	(44,832)	(46,171)
Treasury stock	(176)	(176)

Total stockholders' equity	37,516	35,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,850	$56,518

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$1,711	$(70)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,332	2,124
Provision for losses on accounts receivable	210	566
Loss on sale of equipment	7	--
Deferred compensation	336	396
Deferred income taxes	1,049	--
Changes in operating assets and liabilities:
Accounts receivable	(1,079)	(263)
Inventories	17	860
Prepaid expenses and other current assets	610	213
Other assets	(157)	97
Accounts payable and accrued expenses	(50)	(2,034)

Net cash provided by operating activities	4,986	1,889

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,447)	(2,136)
Proceeds from sale of equipment	46	--

Net cash used in investing activities	(3,401)	(2,136)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	547	44
Net proceeds on revolving credit facility	384	751
Proceeds from long-term debt	--	1,641
Principal payments on long-term debt	(2,481)	(1,994)
Principal payments on capital leases	(55)	(66)
Payment of taxes from traded shares	(149)	--

Net cash provided by (used in) financing activities	(1,754)	376

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(169)	129

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	711	439

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$542	$568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$789	$846

See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Had the Company determined compensation expense for its stock options under SFAS No. 123, (as amended by SFAS No. 148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income (loss)......................................	As reported	$569	$383	$1,711	$(70)
Less: Total stock-based compensation
expense, net of related tax effect		(60)	(154)	(214)	(462)

	Pro forma	509	229	1,497	(532)

Basic earnings (loss) per share...............	As reported	$0.08	$0.05	$0.23	$(0.01)
	Pro forma	0.07	0.03	0.20	(0.07)

Diluted earnings (loss) per share............	As reported	$0.07	$0.05	$0.22	$(0.01)
	Pro forma	0.06	0.03	0.19	(0.07)

6

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Laboratory Services:

Revenues	$10,979	$10,391	$32,694	$30,010
Depreciation and amortization	692	581	1,900	1,750
Income from operations	795	603	2,727	699
Segment assets	41,706	40,367	41,706	40,367
Capital expenditures for segment assets	675	92	3,152	805

Product Sales:

Revenues	$3,494	$3,177	$10,426	$9,186
Depreciation and amortization	144	143	432	374
Income from operations	486	299	1,160	455
Segment assets	6,858	7,132	6,858	7,132
Capital expenditures for segment assets	139	435	295	1,331

Corporate (unallocated):

Other expense	$(363)	$(410)	$(1,127)	$(1,239)
Deferred tax assets, net	8,286	9,337	8,286	9,337

Company:

Revenues	$14,473	$13,568	$43,120	$39,196
Depreciation and amortization	836	724	2,332	2,124
Income from operations	1,281	902	3,887	1,154
Other expense	(363)	(410)	(1,127)	(1,239)
Income (loss) before income taxes	918	492	2,760	(85)
Total assets	56,850	56,836	56,850	56,836
Capital expenditures for assets	814	527	3,447	2,136

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Workplace drugs-of-abuse	$7,228	$6,343	$21,050	$18,357
Other specialty laboratory services	3,751	4,048	11,644	11,653

	$10,979	$10,391	$32,694	$30,010

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment: 8
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
POC on site testing products	$2,890	$2,720	$8,658	$7,790
Contract manufacturing services	582	375	1,581	1,127
Other diagnostic products	22	82	187	269

	$3,494	$3,177	$10,426	$9,186

3. INVENTORIES Inventories consisted of the following:
(In thousands)	September 30, 2004	December 31, 2003
Raw materials	$1,022	$1,082
Work in process	333	533
Finished goods	645	535
Supplies, including off-site inventory	1,547	1,414

	$3,547	$3,564

4. EARNINGS (LOSS) PER SHARE The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) (A)	$569	$383	$1,711	$(70)

Weighted average number of basic
common shares outstanding (B)	7,444,973	7,424,004	7,451,174	7,406,906
Dilutive effect of stock options and
warrants computed based on the
treasury stock method using
average market price	485,374	161,853	355,726	--

Weighted average number of diluted
common shares outstanding (C)	7,930,347	7,585,857	7,806,901	7,406,906

Basic earnings (loss) per common
share (A/B)	$0.08	$0.05	$0.23	$(0.01)

Diluted earnings (loss) per common
share (A/C)	$0.07	$0.05	$0.22	$(0.01)

Options and warrants to purchase 8,682, 1,338,243, 2,027,517 and 2,558,645 shares of common stock were outstanding during the three and nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares, or because they were antidilutive in the nine months ended September 30, 2003 due to a net loss.

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

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiary, MEDTOX Laboratories, Inc. and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include workplace drugs-of-abuse testing and specialty laboratory services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements. For the three and nine months ended September 30, 2004, Laboratory Services revenue accounted for 76% of the Company’s revenues, compared with 77% for the same periods in 2003. Revenue from Product Sales accounted for 24% of the Company’s revenues for the three and nine months ended September 30, 2004 compared with 23% for the same periods in 2003.

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

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of September 30, 2004 was $9.1 million, net of allowance for doubtful accounts of $0.5 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At September 30, 2004, off-site inventory was $0.8 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets in future periods. During the nine months ended September 30, 2004, no circumstances occurred that required an impairment charge.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At September 30, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2004 and future years. The valuation allowance is based on management’s estimate of taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOL is completely utilized or expires unused.

Results of Operations

Total revenues for the third quarter of 2004 increased 7% over the third quarter of 2003, driven primarily by strong sample volume from both new and existing workplace and occupational health clients. Gross margin improved in the Laboratory Services segment primarily due to increased revenue. In the Diagnostic segment, gross margin was positively impacted by increased production levels. Operating expenses as a percentage of sales were also down slightly quarter over quarter. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.3	59.8	57.4	61.1

Gross margin	41.7	40.2	42.6	38.9
Operating expenses:
Selling, general, and administrative	30.4	30.6	30.9	32.9
Research and development	2.4	3.0	2.7	3.1

	32.8	33.6	33.6	36.0

Income from operations	8.9	6.6	9.0	2.9
Other expense	(2.6)	(3.0)	(2.6)	(3.1)

Income (loss) before income tax expense	6.3	3.6	6.4	(0.2)
Income tax expense	(2.4)	(0.8)	(2.4)	--

Net income (loss)	3.9%	2.8%	4.0%	(0	.2)%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

Revenues increased 7% to $14.5 million for the three months ended September 30, 2004, driven by a $0.6 million, or 6% increase in Laboratory Services revenues and a $0.3 million, or 10% increase in Product Sales revenues.

In the Laboratory Services segment, revenues from workplace and occupational health clients grew 14% due to increased sample volume from both new and existing clients. This positive impact was partially offset by a 7% decline in revenues from the Company’s specialty laboratory services which tends to fluctuate based upon the timing of clinical trials.

In the Product Sales segment, sales of POC on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 6% to $2.9 million in the third quarter of 2004. This growth reflects strong sales of PROFILE®-II products, which grew 29% quarter over quarter. However, sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation continue to trail the prior year and were down 18% quarter over quarter.

Sales of contract manufacturing services, microbiological and associated products increased 55% to $0.6 million in the quarter and were positively impacted by the timing of orders from existing clients. Product sales from agricultural diagnostic products were down $60,000, or 73% during the quarter due to decreased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

Consolidated gross margin increased to 41.7% of revenues for the three months ended September 30, 2004 from 40.2% of revenues for the same period in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 35.7% for the three months ended September 30, 2004, up from 34.5% for the same period in 2003. The margin improvement was primarily attributable to increased revenue spread over relatively stable fixed costs. Gross margin from Product Sales improved to 60.3% for the three months ended September 30, 2004, from 59.0% in the comparable period of 2003, largely due to the impact of fixed-type costs on increased production levels. The Company has ongoing LEAN projects within the Product Sales segment and the Company is currently in the planning process for additional LEAN projects in the Laboratory Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.4 million, or 30.4% of revenues in the third quarter of 2004, compared to $4.2 million or 30.6% of revenues in the third quarter of 2003.

Income Taxes

The Company’s tax provision was based upon an effective tax rate of 38% for the three months ended September 30, 2004 compared to a tax rate of 22% for the same period of 2003. The Company records a provision for income taxes based upon the anticipated effective rate for the full year. At September 30, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for the remainder of 2004 and future years fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Revenues increased 10% to $43.1 million for the nine months ended September 30, 2004, driven by a $2.7 million, or 9% increase in Laboratory Services revenues and a $1.2 million, or 14% increase in Product Sales revenues.

In the Laboratory Services segment, revenues from workplace and occupational health clients grew 15% due to increased sample volume from both new and existing clients. The increased sample volume was slightly offset by a lower average price. Revenues from the Company’s specialty laboratory services were essentially flat with the first nine months of 2003.

In the Product Sales segment, sales of POC on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 11% to $8.7 million in the first nine months of 2004. This growth reflects strong sales of PROFILE®-II products, which grew 36% from the prior year period. However, sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation continue to trail the prior year and were down 19% year over year.

Sales of contract manufacturing services, microbiological and associated products increased 40% to $1.6 million in the first nine months of 2004 and were positively impacted by the timing of orders from existing clients. Product sales from agricultural diagnostic products were down $82,000, or 30% due to decreased purchases from the U.S. Department of Agriculture (USDA) for the Company’s products. The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

Consolidated gross margin increased to 42.6% of revenues for the nine months ended September 30, 2004 from 38.9% of revenues for the same period in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 36.9% for the nine months ended September 30, 2004, up from 33.3% for the same period in 2003. The margin improvement was attributable to increased revenue spread over relatively stable fixed costs, as well as improved operating efficiencies realized from the Company’s LEAN projects initiated in 2003. Gross margin from Product Sales improved to 60.7% for the nine months ended September 30, 2004, from 57.3% in the comparable period of 2003, largely due to the impact of fixed-type costs on increased production levels. The Company has ongoing LEAN projects within the Product Sales segment and the Company is currently in the planning process for additional LEAN projects in the Laboratory Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.3 million, or 30.9% of revenues in the first nine months of 2004, compared to $12.9 million or 32.9% of revenues in the same period of 2003. The lower rate reflects the increase in revenue on relatively flat year over year expenses. In addition, the improvement reflects the impact of LEAN projects, staff reductions and expense control measures initiated at the Laboratory Services segment in 2003.

Income Taxes

The Company recorded a tax provision for the nine months ended September 30, 2004 based upon an effective tax rate of 38%. The Company recorded a tax benefit for the nine months ended September 30, 2003 that reflects the anticipated effective tax rate for the full year. At September 30, 2004, the Company has a valuation allowance on deferred tax assets of $1.4 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for the remainder of 2004 and future years fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

The working capital requirements of the Company have historically been funded primarily by cash received from bank and debt financing and the sale of equity securities.

Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2004 compared to $1.9 million for the same period of 2003. The increase was primarily due to an improvement in operating results and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

Accounts payable and accrued expenses decreased $0.1 million in the first nine months of 2004, compared to a decrease of $2.0 million in 2003. The significant decrease in 2003 was primarily due to a high level of accounts payable as of December 31, 2002, with subsequent payments on such outstanding balances during the first few months of 2003.

Accounts receivable increased $1.1 million in the first nine months of 2004 compared to an increase of $0.3 million in the same period of 2003. The significant increase in 2004 was primarily due to strong third quarter sales.

Net cash used in investing activities, consisting primarily of capital expenditures, was $3.4 million for the nine months ended September 30, 2004 compared to $2.1 million in the same period of 2003. The increased spending in 2004 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies in connection with the Company’s LEAN initiatives.

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2004, compared to net cash provided by financing activities of $0.4 million in the prior year period. In the first nine months of 2004, the Company made principal payments on long-term debt of $2.5 million, including $1.0 million in subordinated notes due September 2004. During the nine months ended September 30, 2003, the Company made payments on long-term debt of $2.0 million and received proceeds from long-term debt of $1.6 million to finance capital equipment purchases.

The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1.0%; and (ii) a capex note of up to $1.5 million for the purchase of capital equipment bearing interest at prime + 0.75%. According to the terms of the agreement, the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis.

The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum annual debt service coverage ratio and a minimum quarterly pre-tax net income level. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At September 30, 2004, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of September 30, 2004, the Company had total borrowing capacity of $6.7 million on its line of credit, of which $5.5 million was borrowed, leaving a net availability of $1.2 million and a cash balance of $0.5 million.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of September 30, 2004:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$7,858	$1,511	$1,277	$473	$4,597

Capital lease obligations	131	79	42	10	--

Operating leases	5,196	710	1,174	772	2,540

Total contractual obligations	$13,185	$2,300	$2,493	$1,255	$7,137

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

Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2004. For additional information refer to Item 7A of our 2003 Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS. Inapplicable

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Inapplicable

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 28, 2004
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 28, 2004
Kevin J. Wiersma	(Principal Financial Officer)

23

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2004

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

24