Form 10-K
period 2004-12-31
MEDTOX SCIENTIFIC INC
filed 2005-03-17
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.15 per share
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

The aggregate market value of Common Stock of the Registrant, $0.15 par value (“Common Stock”), held by non-affiliates of the Registrant was approximately $45,932,000 as of the last business day of the Registrant’s most recently completed second fiscal quarter, based upon a price of $6.76, which price was equal to the closing price for the Common Stock on the American Stock Exchange.

The number of shares of Common Stock outstanding as of February 22, 2005, was 7,543,473.

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MEDTOX SCIENTIFIC, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 Table of Contents

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

3

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

ITEM 1.       BUSINESS.

            1.      General.

                     MEDTOX Scientific, Inc. (formerly EDITEK, Inc.), a Delaware corporation, was organized in September 1986. MEDTOX Scientific, Inc. and its subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and New Brighton Business Center, LLC are referred to herein as “the Company.” The Company is engaged primarily in two distinct, but very much related businesses. The business of forensic and clinical laboratory services is conducted by MEDTOX Laboratories, Inc. at its facility in St. Paul, Minnesota, and the business of manufacturing and distribution of diagnostic devices is executed by MEDTOX Diagnostics, Inc. from its facility in Burlington, North Carolina. For the year ended December 31, 2004, sales from the forensic and clinical laboratory services conducted by MEDTOX Laboratories, Inc. accounted for 76% of the Company’s revenues. Revenue from the manufacture and distribution of diagnostic devices and other similar products, including some contract manufacturing conducted by MEDTOX Diagnostics, Inc., accounted for 24% of total revenues of the Company in 2004.

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

            Laboratory Services

                     A.        Workplace Drugs-of-Abuse Testing. The primary source of revenue for the Company is derived from the provision of laboratory testing services for the identification of drugs-of-abuse. These tests are conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry and high performance liquid chromatography with tandem mass spectrometry (LC/MS/MS). MEDTOX Laboratories, Inc. was one of the charter laboratories to be certified by the federal government to perform drug testing of employees covered by the Federal Workplace Drug Testing Guidelines. The Company pioneered security and chain of custody procedures, including sample bar coding and automated sample handling as well as specific confirmation methods that assist in maintaining specimen integrity and the accuracy and confidentiality of test results.

                     The Company’s customers for substance abuse testing include public and private corporations. In addition to public and private corporations, substance abuse testing is also conducted on behalf of service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

                     B.        Other Specialty Laboratory Services

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

            Product Sales

                     A.        Substance Abuse Testing Products. The Company has taken a leadership role in the development and distribution of diagnostic drug screening devices. The demand for fast, inexpensive screening technology that detects the presence of a number of substances in human urine, blood samples and other biological specimens continues to increase. The Company believes it has the most complete line of diagnostic screening devices available in the market.

                     The Company manufactures and distributes its PROFILE®-II and PROFILE®-II A product lines into the corporate, occupational health clinic and hospital laboratory markets. The PROFILE®-II A device includes a patented on-board lateral flow adulteration test strip.

                     The Company manufactures and distributes the VERDICT®-II line of diagnostic drug screening products within the criminal justice, temporary service and drug rehabilitation markets. These devices are sold in multiple assay configurations, providing clients with flexibility in terms of drug panel options and potential cost savings.

                     The Company also manufactures and distributes the PROFILE-II ER® line of diagnostic drug screening products within the hospital and clinical markets. These products are also sold in multiple assay configurations.

                     B.        Contract Manufacturing Services and Other Diagnostic Products. In contract manufacturing services, the Company manufactures various types of coagulation market controls for various customers. In other diagnostics products, the Company distributes diagnostic tests for the detection of alcohol with the EZ-BAT® Breath Alcohol Test. The test consists of a small tube containing chemically treated crystals that change color in the presence of alcohol.

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

                     Major Customers. The Company had no single customer whose sales amounted to more than 10% of consolidated revenues during 2004, 2003, or 2002.

            4.      New Products, Research and Development.

                     Laboratory Services. The research and development group for Laboratory Services develops assays for new drugs and compounds, develops new assays for existing drugs and other toxins, and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity, and efficiency. This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats. Numerous new laboratory-based assays were developed during 2004 using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). These activities continue to enhance the Company’s test menu and realize efficiencies of new technologies. A significant effort in 2004 was invested in the development of new tests and markers for the pharmaceutical industry and clinical trials.

                     In 2004, the Company developed a hemoglobin test to its filter paper test menu. The Company can now screen pediatric patients for both lead and hemoglobin on a single test card.

                     Product Sales. The Company continues to develop new and innovative products and services while expanding its test menu to meet the demands of both the drug testing and clinical markets. In 2004, the Company increased the number of diagnostic product configurations from 56 of 77, and added new device configurations to the hospital, corporate and government markets.

                     Research and Development Expenses. The Company incurred costs of $1.7 million, $1.9 million, and $1.2 million for research and development activities in 2004, 2003, and 2002, respectively.

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

                     Of the seven U.S. patents mentioned above which generally form the basis for the EZ-SCREEN® and one-step technologies, one expires in 2005, five expire in 2007, and one expires in 2010. The patent relating to the methods of utilizing whole blood as a sample medium expires in 2012.

                     There can be no guarantee that there will not be a challenge to the validity of one or more of the patents. In the event of such a challenge, the Company might be required to spend significant funds to defend its patents, and there can be no assurance that the Company would be successful in any such action.

                     General.  As of December 31, 2004, the Company held 17 registered trade names and/or trademarks in reference to its products and corporate names. The trade names and/or trademarks of the Company range in duration from 10 years to 20 years with expiration dates ranging from 2005 to 2014. Applications have also been made for additional trade names.

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

            8.      Backlog.

                     Laboratory Services. At December 31, 2004, MEDTOX Laboratories, Inc. did not have any significant backlog. The Company does not believe that sales backlog is a significant factor in the Laboratory Services segment of its business. However, the time from when an account becomes a client of the Company to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and the Company, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2004, the Company had several accounts, which were in the process of being set up where revenues are not expected to be realized until 2005.

                     Product Sales. At December 31, 2004, MEDTOX Diagnostics, Inc. did not have any significant backlog. The Company does not believe that sales backlog is a significant factor in the Product Sales segment of its business.

            9.      Competition.

                     Laboratory Services. As of December 31, 2004, 49 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925). Competitors and potential competitors include forensic testing units of large clinical laboratories and other independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

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

                     The Company has experienced increased competition with respect to its immunoassay tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, the Company has experienced increased price competition for certain diagnostic testing devices. A further increase in competition may have a material adverse effect on the business and future financial prospects of the Company.

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

                     A.        Substance Abuse and Mental Health Services Administration (SAMHSA). MEDTOX Laboratories, Inc. has been certified by SAMHSA since 1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations. Without ongoing certification in this program, the laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs. If we fail to maintain certification by SAMHSA, our ability to conduct drug testing for non-regulated clients could be impacted.

                     B.        United States Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. The FDA regulated products produced by the Company are in vitro diagnostic products subject to FDA clearance through the 510(k) process which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using the Company’s device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, the Company has received 510(k) clearance for 18 different products. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

                     As a registered manufacturer of FDA regulated products, the Company is subject to a variety of FDA regulations including the Good Manufacturing Practices (GMP) regulations which define the conditions under which FDA regulated products are to be produced. These regulations are enforced by the FDA and failure to comply with GMP or other FDA regulations can result in the delay of pre-market product reviews, fines, civil penalties, recalls, seizures, injunctions and criminal prosecution. With the exception of the forensic market, FDA clearance of our diagnostic products is required by our clients and regulatory agencies.

                     As an accredited laboratory performing testing for clinical trials, the laboratory is subject to FDA regulations including Good Laboratory Practices (GLP) and related requirements.

                     C.        Drug Enforcement Administration (DEA). Our primary business involves either testing for drugs-of-abuse or developing test kits for the detection of drugs/drug metabolites in urine. MEDTOX Laboratories, Inc. is registered with the DEA to conduct chemical analyses with controlled substances. The MEDTOX Diagnostics, Inc. facility in Burlington, North Carolina is registered by the DEA to manufacture and distribute controlled substances and to conduct research with controlled substances. Maintenance of these registrations requires that we comply with applicable DEA regulations.

                     D.        Canadian Medical Devices Conformity Assessment System (CMDCAS). MEDTOX Diagnostics, Inc. maintains a Quality System which satisfies the requirements for ensuring the safety and effectiveness of MEDTOX products and meeting the customer needs in accordance with FDA requirements as described in 21 CFR part 820 (Quality Systems), and that satisfies the requirements of the Canadian Medical Devices Regulations (CMDR) and CAN/CSA ISO 13485:1998 and ISO 9001:1994.

                     The policy on the Canadian Medical Devices Conformity Assessment System (CMDCAS) addresses the Quality System requirements found in the CMDR. To sell a medical device in Canada, manufacturers must meet the regulatory requirements as defined in the Medical Devices Regulations. The Quality System implemented by the manufacturer for design and manufacture of medical devices must satisfy the Quality System requirements of ISO 13485 and the manufacturer is required to have its Quality System registered by an approved CMDCAS Registrar. A CMDCAS approved Registrar audits the manufacturer’s Quality System to ISO 13485:1998 and ISO 9001:1994. MEDTOX Diagnostics, Inc. maintains a quality management system fulfilling the requirements of EN ISO 13485 and CMDCAS ISO 13485, Quality Systems – Medical Devices and ISO 9001:2000 — Quality Management Systems – Requirements. MEDTOX Diagnostics, Inc. has been issued the TUV Rheinland Product Safety GmbH quality system certificate to EN ISO 13485:2000 and the TUV Rheinland of North America Inc., quality system certificate to ISO 13485 under CMDCAS. If we fail to meet CMDCAS requirements, we would not be permitted to sell our diagnostic products to the Canadian market, which could reduce our revenue.

                     E.        Centers for Medicare and Medicaid Services (CMS). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN®, PROFILE®, PROFILE®-II, VERDICT® and VERDICT®-II drugs-of-abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program.

                     F.        Health Insurance Portability and Accountability Act of 1996 (HIPAA). MEDTOX Laboratories, Inc. is committed to safeguarding the privacy and confidentiality of our patients’ protected health information. The Company’s policy to be in compliance with the requirements of federal and Minnesota state law related to protecting the privacy of health information, including the Standards for Privacy of Individually Identifiable Health Information (45 CFR, Parts 160 and 164 — commonly called the “HIPAA Final Privacy Rule”). MEDTOX Laboratories, Inc. has compiled several policies and procedures that outline the steps that will be taken to ensure compliance with the HIPAA privacy standards and Minnesota state laws related to protected health information. All employees receive appropriate training on these policies and procedures, and it is the responsibility of each individual to follow the policies and procedures in the performance of their jobs. The “Notice of Privacy Practices” and “HIPAA Privacy Policy” for MEDTOX Laboratories, Inc. are posted on the Company’s internet website (http://www.medtox.com).

                     G.        Additional Laboratory Regulations. The laboratories of MEDTOX Laboratories, Inc. and certain of its laboratory personnel are licensed or otherwise regulated by certain federal agencies, states, and localities in which it conducts business. Federal, state and local laws and regulations require MEDTOX Laboratories, Inc., among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials, and quality control programs. In addition, the laboratories are subject to a number of other federal, state, and local requirements that provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging, and labeling of specimens tested by either laboratory. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited.

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

            12.    Employees.

                     As of December 31, 2004, the Company had a total of 415 full-time employee equivalents as compared to 417 full-time employee equivalents at December 31, 2003. Of the 415 employees, 361 work for MEDTOX Laboratories, Inc., while the remaining 54 work for MEDTOX Diagnostics, Inc.

                     The Company’s employees are not covered by any collective bargaining agreements and the Company has not experienced any work stoppages. The Company believes that it maintains good relations with its employees.

            13.    Available Information.

                     The Company also makes available free of charge on or through its Internet website (http://www.medtox.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.        PROPERTIES.

                     The administrative offices and laboratory operations for the Laboratory Services segment of the Company’s business are located primarily in a 53,576 square foot facility in St. Paul, Minnesota. Until March 16, 2001, the Company leased this space. On March 16, 2001 the Company purchased the entire three building complex with a total of 129,039 square feet, which included the 53,576 square feet utilized by the Company’s Laboratory Services segment. The purchasing entity was New Brighton Business Center, LLC, a wholly owned limited liability company, established by the Company for the sole purpose of purchasing the entire three building complex. The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration. In 2004, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $234,000.

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

                     The operations for the Product Sales segment of the Company’s business are located in Burlington, North Carolina where the Company maintains the offices, research and development laboratories, production operations, and warehouse for MEDTOX Diagnostics, Inc. In March 2001, the Company entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. Effective February 1, 2003, the Company entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building. The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses. In November 2003, the Company amended and restated these leases. Under the terms of the new lease, the original leases have been combined and the term of the new lease has been extended to March 31, 2016, for an annual base rent of $385,725, exclusive of operating expenses, effective January 2004, including amortization of the $600,000 of improvements.

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

ITEM 3.       LEGAL PROCEEDINGS.

                     Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                     STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                     SECURITIES.

Common Stock

                     Since 1993, the Company’s common stock has been listed on the American Stock Exchange and is currently trading under the symbol “TOX”. As of February 22, 2005, the number of holders of record of the Common Stock was 1,234. The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for the common stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, do not necessarily reflect actual transactions, and have been adjusted for the three-for-two stock split paid on August 20, 2004.

2004:	High	Low	Close *
First Quarter	$5.87	$3.83	$5.27
Second Quarter	7.20	5.20	6.76
Third Quarter	7.63	6.77	7.25
Fourth Quarter	9.15	6.28	9.00

2003:	High	Low	Close *
First Quarter	$5.05	$3.01	$3.41
Second Quarter	4.88	3.23	4.25
Third Quarter	4.97	3.44	4.17
Fourth Quarter	4.25	3.51	3.97

                 *Closing price as of the last day of the calendar quarter

Dividends

                     No cash dividends have been declared or paid by the Board of Directors of the Company since its inception and the Board of Directors of the Company has no plans to pay a cash dividend in the foreseeable future. The Company's financial covenants under its debt instrument may effectively preclude the Company from paying cash dividends without approval.

                     On July 29, 2004, the Board of Directors declared a three-for-two stock split on the Company's common stock, effected in the form of a 50% stock dividend, which was paid on August 20, 2004. All stock option, warrant, share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2004 -
May 31, 2004	16,155	-	-	-

(a)     Represents shares withheld from employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock.

(b)     No cash was paid by the Company as shares were withheld from employees and surrendered upon the vesting of restricted stock to satisfy tax withholding obligations.

ITEM 6.       SELECTED FINANCIAL DATA.

                     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Form 10-K.

(In thousands, except share and per share data)	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA:

Revenues	$56,736	$51,473	$52,024	$49,084	$42,880
Cost of revenues	32,902	31,520	31,476	29,637	27,847
Selling, general, and administrative	17,826	16,722	16,317	14,436	15,480
Research and development	1,705	1,910	1,217	1,292	1,123
Other expense, net	1,366	1,629	1,427	1,221	991
Income tax benefit (expense)	(1,116)	--	10,150	--	--

Net income (loss)	$1,821	$(308)	$11,737	$2,498	$(2,561)

Basic earnings (loss) from operations per common
share	$0.24	$(0.04)	$1.63	$0.38	$(0.45)

Diluted earnings (loss) from operations per common
share	$0.23	$(0.04)	$1.56	$0.36	$(0.45)

Weighted average number of shares outstanding:
Basic	7,471,847	7,413,926	7,197,147	6,602,925	5,703,797
Diluted	7,853,916	7,413,926	7,516,995	6,921,228	5,703,797

BALANCE SHEET DATA:
Total assets	$55,960	$56,518	$58,055	$44,156	$30,024
Long-term obligations	6,090	7,639	9,007	10,015	2,898
Total stockholders' equity	37,789	35,070	34,884	22,520	15,410

SEGMENT DATA:
Net revenues:
Laboratory Services	$43,219	$39,424	$39,673	$37,990	$34,797
Product Sales	13,517	12,049	12,351	11,094	8,083

Total net revenues	$56,736	$51,473	$52,024	$49,084	$42,880

Operating income (loss):
Laboratory Services	$2,965	$1,032	$1,317	$1,933	$(2,457)
Product Sales	1,338	289	1,697	1,786	887

Total operating income (loss)	$4,303	$1,321	$3,014	$3,719	$(1,570)

Assets:
Laboratory Services	$41,356	$39,893	$42,186	$39,358	$26,498
Product Sales	6,340	7,290	6,532	4,798	3,526
Corporate (unallocated)	8,264	9,335	9,337	--	--

Total assets	$55,960	$56,518	$58,055	$44,156	$30,024

All share and per share amounts have been restated for the three-for-two stock split paid on August 20, 2004 and the 10% stock dividends paid on July 5, 2002 and November 9, 2001. 16

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS
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

        The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Product Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For the years ended December 31, 2004, 2003, and 2002, Laboratory Services revenue accounted for 76%, 77% and 76% of the Company’s revenues, respectively. Revenue from Product Sales accounted for 24%, 23% and 24% of the total revenues of the Company during 2004, 2003, and 2002, respectively.

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

The Company’s critical accounting policies are as follows:

Accounts Receivable:
        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of December 31, 2004 was $8.1 million, net of allowance for doubtful accounts of $0.7 million.

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

Off-Site Supplies Inventory:
        Off-site supplies represents collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At December 31, 2004, off-site inventory was $0.8 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company completed the necessary transition impairment review for goodwill and other intangible assets in 2002, and determined that there was no impairment. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2004, 2003 and 2002. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets in future periods.

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

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At December 31, 2004, the Company had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2005 and future years. The valuation allowance is based on management’s estimate of future taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

Results of Operations

Overview

        In 2004, the Company achieved record revenues driven by strong sample volume from both new and existing workplace and occupational health clients as well as strong sales of PROFILE®-II products. Gross margin improved primarily due to increased revenue as well as operating efficiencies realized from the Company’s LEAN projects. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	2004	2003		2002

Revenues	100.0%		100.0%	100.0%
Cost of revenues	58.0		61.2	60.5

Gross margin	42.0		38.8	39.5
Operating expenses
Selling, general, and administrative	31.4		32.5	31.4
Research and development	3.0		3.7	2.3

	34.4		36.2	33.7
Income from operations	7.6		2.6	5.8
Other expense	(2.4)		(3.2)	(2.7)

Income (loss) before income tax benefit (expense)	5.2		(0.6)	3.1
Income tax benefit (expense)	(2.0)		--	19.5

Net income (loss)	3.2%	(0	.6)%	22.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

        Revenues increased 10% to $56.7 million in 2004, reflecting a $3.8 million, or 10% increase in Laboratory Services revenues and a $1.5 million, or 12% improvement in Product Sales revenues.

        In the Laboratory Services segment, revenues from workplace and occupational health clients grew 16% due to increased sample volume from both new and existing clients. The Company has been able to benefit from consolidation in the drugs-of-abuse market, leaving fewer competitors capable of providing the same level of testing. In addition, the Company has created value-added sales programs which have also generated new business opportunities. Revenues from the Company’s Specialty Laboratory Services were essentially flat with 2003.

        In the Product Sales segment, sales of point of collection (POC) on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 9% to $11.2 million in 2004. This growth reflects strong sales of PROFILE®-II products, which grew 31% from 2003. However, sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 19% from 2003. In 2004, the Company continued the introduction of a proprietary value added service called DARS™ (Drug Abuse Recognition System) in the government workplace and has identified numerous state and county agencies interested in program implementation. The implementation of DARS™ to new clients helped offset additional revenue declines of VERDICT®-II products caused by ongoing constraints on state budgets for drug testing services.

        Sales of contract manufacturing services, microbiological and associated products increased 40% to $2.0 million in 2004 and were positively impacted by the timing of orders from existing clients. Product sales from agricultural diagnostic products were down $47,000, or 14%, due to decreased purchases by the U.S. Department of Agriculture (USDA). The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross profit

        Consolidated gross margin increased to 42.0% of revenues in 2004 from 38.8% in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

        Laboratory Services gross margin was 36.1% in 2004, up from 33.1% in 2003. The margin improvement was attributable to increased revenue spread over relatively stable fixed costs, as well as improved operating efficiencies realized from the implementation of LEAN in the drugs-of-abuse testing laboratory. The Company also initiated LEAN within Specialty Laboratory Services in 2004, with implementation expected in 2005. The Company’s LEAN initiatives are designed to improve quality and productivity, cut costs and increase throughput.

        Gross margin from Product Sales improved to 60.9% in 2004, from 57.1% in 2003, largely due to the impact of fixed-type costs on increased production levels. The Company also implemented LEAN initiatives across multiple areas of its diagnostics operation in 2004 which improved efficiency and productivity.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased 7% to $17.8 million in 2004 from $16.7 million in 2003. The increase in spending was primarily associated with higher performance-based compensation such as bonuses and sales commissions based on the Company’s financial performance, increased depreciation expense related to capital improvements to improve operating efficiencies in connection with the Company’s LEAN initiatives, and increased spending in information technology. While the Company’s cost structure has been favorably impacted by the improved efficiencies generated from LEAN initiatives in 2003 and 2004, the Company continues to make investments to enhance the overall infrastructure and to pursue its overall business strategy.

Research and development expenses

        Research and development decreased $0.2 million, or 11%, to $1.7 million in 2004. In 2003, the Company incurred recruiting and hiring costs associated with the addition of a new Vice President of Technology, Research and Development at the Company’s Product Sales segment, as well as severance and other costs associated with the reorganization of the department.

Other expense

        Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses decreased 16% to $1.4 million in 2004. The decrease was primarily due to a reduction in interest expense of $0.2 million, reflecting lower average debt levels. The decrease was also due to increased rental income as a result of lower vacancy rates.

Income taxes

        The Company recorded a tax provision for 2004 based upon an effective tax rate of 38%. The Company did not record a tax provision or benefit for 2003. At December 31, 2004, the Company had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2005 and future years. Should operating results for 2005 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

        Revenues decreased 1.1% to $51.5 million in 2003, reflecting a $0.3 million, or 2.4% decline in Product Sales revenues and a $0.2 million, or 0.6% decline in Laboratory Services revenues.

        Laboratory Services revenues were impacted by a decline in the average price per testing specimen for workplace drugs-of-abuse testing. The lower pricing was part of the Company’s strategy to attract new business to offset the impact of the reduced specimen volume experienced in the first half of 2003. For the full year, specimen volume from the Company’s occupational health and corporate clients increased 2.4%. This improvement reflects the Company’s continued success in acquiring new client relationships and gaining market share, despite the continued softness in new business employment. Revenues from the Company’s Specialty Laboratory Services remained strong, increasing 4.9% in 2003.

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

Income taxes

        The Company did not record a tax provision or benefit for 2003. At December 31, 2003, the Company has a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2004 and future years. Should operating results for 2004 fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

        The working capital requirements of the Company have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at December 31, 2004 were $0.3 million, compared to $0.7 million at December 31, 2003.

        Net cash provided by operating activities was $6.5 million in 2004 compared to $3.2 million and $4.2 million in 2003 and 2002, respectively. The increase in 2004 was primarily due to an improvement in operating results as well as a smaller decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses decreased $0.1 million in 2004 compared to a reduction of $1.6 million in 2003. The significant reduction in 2003 was primarily due to a high level of accounts payable as of December 31, 2002, with subsequent payments of such outstanding balances during the first few months of 2003.

        Net cash used in investing activities, consisting primarily of capital expenditures, was $4.0 million in 2004 compared to $2.6 million and $4.3 million in 2003 and 2002, respectively. The increased spending in 2004 from 2003 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies in connection with the Company’s LEAN initiatives.

        The Company expects equipment and capital improvement expenditures to be between $3.0 million and $4.0 million in 2005. These expenditures are intended primarily to continue to improve efficiencies and reduce operating costs within the Laboratory Services and Product Sales businesses. Such expenditures are expected to be funded through borrowings under the Company’s credit facilities and cash provided by operating activities.

        Net cash used in financing activities was $2.9 million in 2004, compared to $0.3 million in 2003 and net cash provided by operating activities of $0.5 million in 2002. The increase in 2004 was primarily the result of payments on the revolving credit facility and a reduction in new financing activity.

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

        The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum annual debt service coverage ratio and minimum quarterly pre-tax net income levels. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At December 31, 2004, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

        In 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed notes payable for $2.0 million, payable in monthly installments over 3.5 years. Interest is payable at a variable rate of 1.25% to 1.50% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

        In connection with the Company’s private equity placements in July and August 2000, the Company issued warrants to acquire common shares at an exercise price of $6.75. At December 31, 2004, the Company had 1,115,808 warrants outstanding, which expire in July and August 2005. The Company would receive aggregate proceeds of approximately $7.5 million in the event of the exercise of all outstanding warrants.

        The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of December 31, 2004, the Company had total borrowing capacity of $6.0 million on its line of credit, of which $4.7 million was borrowed, leaving a net availability of $1.3 million. Cash at December 31, 2004 was $0.3 million.

        The Company believes that the aforementioned capital will be sufficient to fund the Company’s planned operations through 2005. While there can be no assurance that the available capital will be sufficient to fund the future operations of the Company beyond 2005, the Company believes that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding the operations of the Company for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

        The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2004:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$11,586	$1,947	$1,810	$1,175	$6,654

Capital lease obligations (1)	125	81	36	8	--

Operating leases	5,041	685	1,126	787	2,443

Total contractual obligations	$16,752	$2,713	$2,972	$1,970	$9,097

(1) Amounts include interest payments based upon contractual or prevailing interest rates. 24

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

Impact of New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the Company’s statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for the Company on July 1, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R).

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 will be effective for the Company on July 1, 2005. The Company does not expect the adoption of this statement to have a material impact of its results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The consolidation requirements of FIN 46R apply to variable interest entities as of March 31, 2004. The Company does not hold an interest in any variable interest entities

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk that the Company will incur losses due to adverse changes in interest rates or currency exchange rates and prices. The Company’s primary market risk exposures are to changes in interest rates. During 2004, 2003, and 2002, the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

        At December 31, 2004, the Company had a $5.6 million mortgage loan payable to Principal Life Insurance Company at a fixed annual rate of 7.23% until March 1, 2006, at which time the rate will be renegotiated by the parties. At December 31, 2004, the Company had capital leases and several vehicle loans totaling $113,000 and $28,000, respectively, at various fixed rates. These fixed-rate financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change. Changes in market interest rates would not impact the Company’s cash obligations under fixed rate debt.

        The Company had approximately $6.6 million and $8.5 million outstanding on its line of credit and long-term debt issued under the Wells Fargo Credit Agreement as of December 31, 2004 and 2003. The debt under the Wells Fargo Credit Agreement has variable interest rates. The Company has cash flow exposure on its committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At December 31, 2004, a 1% change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

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

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls Procedures

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

27

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference from the section labeled “Proposal 1- Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

ITEM 11.    EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                      MANAGEMENT.

         The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholdersof MEDTOX Scientific, Inc.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholdersof MEDTOX Scientific, Inc.

28
PART IV ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

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

29
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

30
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

10.14

Nova Building Lease dated March 28, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.55 filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001).

10.15

Amendment No. 1 to Nova Building Lease dated April 1, 2001 by and between Samuel C. Powell and Karen G. Powell and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.56 filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001).

10.16

Amended and Restated Credit and Security Agreement dated March 31, 2001 by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.57 filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001).

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

10.18

Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.59 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2002).**

31
10.19

Second Amendment to Amended and Restated Credit and Security Agreement dated May 1, 2002, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.60 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2002).

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

10.23

Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.24

Non-Qualified Stock Option Agreement between the Registrant and Robert C. Bohannon dated December 3, 2003. (Incorporated by reference to exhibit 10.24 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).**

10.25

Restricted Stock Inducement Award Agreement between the Registrant and Robert C. Bohannon dated December 3, 2003. (Incorporated by reference to exhibit 10.25 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).**

10.26

Purchase and Sale Agreement dated July 1, 2003 by and between MEDTOX Laboratories, Inc. and CoxHealth. (Incorporated by reference to exhibit 10.26 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.27

Third Amendment to Amended and Restated Credit and Security Agreement dated August 15, 2003, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.27 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

32
10.28

Secured Promissory Note dated January 22, 2003, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.28 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.29

Secured Promissory Note dated June 6, 2003, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.29 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.30

Fourth Amendment to Amended and Restated Credit and Security Agreement dated March 5, 2004, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.30 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.31

Fifth Amendment to Amended and Restated Credit and Security Agreement dated September 27, 2004, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc., Consolidated Medical Services, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated September 27, 2004).

10.32	Registrant’s Long-Term Incentive Plan dated December 21, 2004. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 22, 2004).**

10.33	Registrant’s Supplemental Executive Retirement Plan dated December 21, 2004. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 22, 2004).**

21.1	Subsidiaries of Registrant*

23	Consent of Deloitte & Touche LLP*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

33

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th of March, 2005.

MEDTOX Scientific, Inc.
Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 17, 2005
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 17, 2005
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Peck	Controller	March 17, 2005
Angela M. Peck	(Principal Accounting Officer)

/s/ Samuel C. Powell	Director	March 17, 2005
Samuel C. Powell, Ph.D

/s/ Brian P. Johnson	Director	March 17, 2005
Brian P. Johnson

/s/ Robert A. Rudell	Director	March 17, 2005
Robert A. Rudell

/s/ Robert J. Marzec	Director	March 17, 2005
Robert J. Marzec

34

This page left intentionally blank 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
MEDTOX Scientific, Inc.
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15.a. (ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 15, 2005

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003 (In thousands, except share and per share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263	$711
Accounts receivable:
Trade, less allowance for doubtful accounts ($734 in 2004 and $372 in 2003)	8,084	7,922
Other	203	145
Note receivable from related party	--	300

Total accounts receivable	8,287	8,367
Inventories	3,624	3,564
Prepaid expenses and other	1,293	1,406
Deferred income taxes	1,531	1,258

Total current assets	14,998	15,306
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	16,348	15,092
GOODWILL, net	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,608	1,836
DEFERRED INCOME TAXES, net	6,733	8,077
OTHER ASSETS	306	240

TOTAL ASSETS	$55,960	$56,518

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$4,690	$5,126
Accounts payable	1,661	2,236
Accrued expenses	4,188	3,649
Current portion of long-term debt	1,469	2,725
Current portion of capital leases	73	73

Total current liabilities	12,081	13,809
LONG-TERM DEBT, net of current portion	6,050	7,526
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	40	113
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and
outstanding	--	--
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 7,534,842 in 2004 and 4,977,221 in 2003	1,130	746
Additional paid-in capital	81,693	81,666
Deferred stock-based compensation	(508)	(995)
Accumulated deficit	(44,350)	(46,171)
Treasury stock	(176)	(176)

Total stockholders' equity	37,789	35,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,960	$56,518

See notes to consolidated financial statements.
37

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (In thousands, except share and per share data)

	2004	2003	2002
REVENUES:
Laboratory services	$43,219	$39,424	$39,673
Product sales	13,517	12,049	12,351

	56,736	51,473	52,024

COST OF REVENUES:
Cost of services	27,611	26,357	26,792
Cost of sales	5,291	5,163	4,684

	32,902	31,520	31,476

GROSS PROFIT	23,834	19,953	20,548

OPERATING EXPENSES:
Selling, general and administrative	17,826	16,722	16,317
Research and development	1,705	1,910	1,217

	19,531	18,632	17,534

INCOME FROM OPERATIONS	4,303	1,321	3,014

OTHER INCOME (EXPENSE):
Interest expense	(997)	(1,147)	(1,344)
Other expense, net	(369)	(482)	(83)

	(1,366)	(1,629)	(1,427)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	2,937	(308)	1,587

INCOME TAX BENEFIT (EXPENSE)	(1,116)	--	10,150

NET INCOME (LOSS)	$1,821	$(308)	$11,737

BASIC EARNINGS (LOSS) PER COMMON SHARE (1)	$0.24	$(0.04)	$1.63

WEIGHTED AVERAGE NUMBER OF BASIC SHARES
OUTSTANDING (1)	7,471,847	7,413,926	7,197,147

DILUTED EARNINGS (LOSS) PER COMMON SHARE (1)	$0.23	$(0.04)	$1.56

WEIGHTED AVERAGE NUMBER OF DILUTED
SHARES OUTSTANDING (1)	7,853,916	7,413,926	7,516,995

(1) Share and per share amounts have been restated for the three-for-two stock split paid on August 20, 2004. See notes to consolidated financial statements. 38

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (In thousands, except share data)

	Common Stock Par Shares Value		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Note Receivable from Related Party	Treasury Stock	Total

BALANCE AT DECEMBER 31, 2001	4,315,211	$647	$75,199	$(463)	$(52,584)	$(103)	$(176)	$22,520

Issuance of common stock under
employee stock plans	13,525	2	97					99
Repayment of note receivable from
former director						103		103
Exercise of stock options	20,934	3	78					81
Deferred stock-based compensation	28,093	5	374	(379)				--
Amortization of deferred
compensation				344				344
Issuance of 10% stock dividend	436,238	65	4,951		(5,016)			--
Net income					11,737			11,737

BALANCE AT DECEMBER 31, 2002	4,814,001	722	80,699	(498)	(45,863)	--	(176)	34,884

Issuance of common stock under
employee stock plans	8,861	1	44					45
Exercise of stock options	1,222	--	7					7
Deferred stock-based compensation	165,840	25	992	(1,017)				--
Traded shares for payment of taxes	(12,703)	(2)	(76)					(78)
Amortization of deferred
compensation				520				520
Net loss					(308)			(308)

BALANCE AT DECEMBER 31, 2003	4,977,221	746	81,666	(995)	(46,171)	--	(176)	35,070

Issuance of common stock under
employee stock plans	9,028	1	41					42
Exercise of stock options and
warrants	94,738	14	533					547
Forfeiture of deferred stock-based
compensation	(11,861)	(1)	(73)	74				--
Traded shares for payment of taxes	(16,155)	(2)	(147)					(149)
Amortization of deferred
compensation				413				413
Tax benefit related to restricted
stock vesting			45					45
Stock split	2,481,871	372	(372)					--
Net income					1,821			1,821

BALANCE AT DECEMBER 31, 2004	7,534,842	$1,130	$81,693	$(508)	$(44,350)	$--	$(176)	$37,789

See notes to consolidated financial statements. 39

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (In thousands)

	2004	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$1,821	$(308)	$11,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,135	2,850	2,541
Provision for losses on accounts receivable	582	635	445
Loss on sale of equipment	29	9	--
Deferred compensation	413	520	344
Deferred income taxes	1,116	2	(10,150)
Changes in operating assets and liabilities:
Accounts receivable	(502)	396	(1,223)
Inventories	(60)	831	(498)
Prepaid expenses and other current assets	113	(237)	(89)
Other assets	(62)	75	(18)
Accounts payable and accrued expenses	(133)	(1,566)	1,131

Net cash provided by operating activities	6,452	3,207	4,220

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(3,900)	(2,563)	(4,324)
Purchase of customer list	(156)	(50)	--
Proceeds from sale of equipment	46	1	7

Net cash used in investing activities	(4,010)	(2,612)	(4,317)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	589	52	180
Proceeds from note receivable from former director	--	--	103
Net proceeds (payments) on revolving credit facility	(436)	781	1,431
Proceeds from long-term debt	--	1,641	1,557
Principal payments on long-term debt	(2,821)	(2,637)	(2,581)
Principal payments on capital leases	(73)	(82)	(221)
Payment of taxes from traded shares	(149)	(78)	--

Net cash provided by (used in) financing activities	(2,890)	(323)	469

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(448)	272	372

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	711	439	67

CASH AND CASH EQUIVALENTS AT END OF YEAR	$263	$711	$439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$995	$1,144	$1,347
Income taxes	119	--	--

Supplemental noncash activities:
Asset addition and related obligation	$97	$--	$--
Tax benefit related to restricted stock vesting	45	--	--

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

NBBC conducts the Company’s building rental activities that are not related to the Company’s operations. The operations of NBBC are shown in the statements of operations as “other expense, net.”

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

Goodwill and Other Intangible Assets — The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company completed the necessary transition impairment review for goodwill and other intangible assets in 2002, and determined that there was no impairment. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2004, 2003 or 2002. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful or contractual lives as follows as of December 31, 2004:

Customer lists: 5 – 20 years Non-compete agreement: 5 years

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

42

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

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2004 and 2003. The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2004, 2003, or 2002 or accounts receivable at December 31, 2004 or 2003.

Stock-Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation,” requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the continued use of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123 (as amended by SFAS No. 148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

43
(In thousands, except per share data)		2004	2003	2002

Net income (loss)	As reported	$1,821	$(308)	$11,737
Less: Total stock-based compensation
expense		(273)	(615)	(586)

	Pro forma	$1,548	$(923)	$11,151

Basic earnings (loss) per share	As reported	$0.24	$(0.04)	$1.63
	Pro forma	0.21	(0.12)	1.55

Diluted earnings (loss) per share	As reported	$0.23	$(0.04)	$1.56
	Pro forma	0.20	(0.12)	1.48

No options were granted in 2004. In 2003 and 2002, the fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:

	2003	2002

Expected life (years)	4.0	4.0
Interest rate	2.6%	2.3%
Volatility	62.4%	77.2%
Dividend yield	0%	0%

The weighted average fair value of options granted in 2003 and 2002, using the above assumptions, was $1.93 and $3.83 per share, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) is a measure of all nonowner changes in shareholders’ equity and includes such items as net income (loss), certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2004, 2003, and 2002, comprehensive income (loss) for the Company was equal to net income (loss) as reported.

New Accounting Standards – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the Company’s statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for the Company on July 1, 2005. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 will be effective for the Company on July 1, 2005. The Company does not expect the adoption of this statement to have a material impact of its results of operations or financial position.

44

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

Reclassifications — Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform with the 2004 presentation. These reclassifications had no effect on net income (loss) or total assets, liabilities, and stockholders’ equity as previously reported.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and NBBC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POC (point-of-collection) disposable diagnostics devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE-II ER®, and VERDICT®-II in addition to a variety of agricultural testing products. MEDTOX Diagnostics also provides contract manufacturing services in its FDA/GMP facility.

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

(In thousands)

	2004	2003	2002
Laboratory Services:

Revenues	$43,219	$39,424	$39,673
Depreciation and amortization	2,561	2,316	2,280
Income from operations	2,965	1,032	1,317
Segment assets	41,356	39,893	42,186
Capital expenditures for segment assets	3,390	1,113	2,666

Product Sales:

Revenues	$13,517	$12,049	$12,351
Depreciation and amortization	574	534	261
Income from operations	1,338	289	1,697
Segment assets	6,340	7,290	6,532
Capital expenditures for segment assets	510	1,450	1,658

45
(In thousands)
	2004	2003	2002
Corporate (unallocated):

Other expense	$(1,366)	$(1,629)	$(1,427)
Deferred tax asset, net	8,264	9,335	9,337

Company:

Revenues	$56,736	$51,473	$52,024
Depreciation and amortization	3,135	2,850	2,541
Income from operations	4,303	1,321	3,014
Other expense	(1,366)	(1,629)	(1,427)
Income (loss) before income taxes	2,937	(308)	1,587
Total assets	55,960	56,518	58,055
Capital expenditures for assets	3,900	2,563	4,324

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)
	2004	2003	2002

Workplace drugs-of-abuse testing	$27,913	$24,098	$25,059
Other Specialty Laboratory Services	15,306	15,326	14,614

	$43,219	$39,424	$39,673

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)
	2004	2003	2002

Substance abuse testing products	$11,246	$10,295	$10,657
Contract manufacturing services	1,980	1,416	1,423
Other diagnostic products	291	338	271

	$13,517	$12,049	$12,351

3. ACQUISITION

In July 2003, the Company completed the acquisition of the forensic drug testing customer list from Cox Toxicology, a full-service, SAMHSA-certified drug testing laboratory and a division of CoxHealth. The purchase price of the transaction is based on varying percentages of the revenue realized from the transitioned business over the next three years. During this period, the Company estimates that revenue from these accounts will total approximately $1.2 million and that the sum of the payments for the acquisition should not exceed 25% of this total. Per the terms of the agreement, $50,000 was paid in 2003, which was recorded as a customer list intangible asset and is being amortized on a straight-line basis over a five-year period. In 2004, an additional $156,000 was paid based upon the revenue realized from the transitioned business, which was also recorded as a customer list asset and is being amortized on a straight-line basis over the remaining useful life. Pro forma results related to the Cox Toxicology customer list acquisition were not material to the financial condition or results of operations of the Company.

46
4. INVENTORIES Inventories consisted of the following at December 31:

(In thousands)	2004	2003

Raw materials	$984	$1,082
Work in process	344	533
Finished goods	627	535
Supplies, including off-site inventory	1,669	1,414

	$3,624	$3,564

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, non-compete agreements and goodwill. Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The components of goodwill were as follows as of December 31:

(In thousands)	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$21,100	$(5,133)	$15,967	$21,100	$(5,133)	$15,967

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter, after the Company’s annual forecasting process. No goodwill impairment was recognized in 2004, 2003 or 2002. There were no other changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003.

The components of other intangible assets were as follows as of December 31:

(In thousands)		2004			2003
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable
intangible assets:
Non-compete
agreements	3.5 years	$521	$(437)	$84	$521	$(388)	$133

Customer lists	10.7 years	2,623	(1,145)	1,478	2,467	(816)	1,651

Trademarks and
other	9.7 years	55	(9)	46	55	(3)	52

Total	9.5 years	$3,199	$(1,591)	$1,608	$3,043	$(1,207)	$1,836

47

Amortization expense for amortizable intangible assets was approximately $0.4 million, $0.5 million, and $0.5 million during 2004, 2003, and 2002, respectively. Future amortization expense for amortizable intangible assets is estimated to be as follows:

(In thousands)

Year ended December 31:	2005	$412
	2006	350
	2007	270
	2008	206
	2009	125
	2010 and thereafter	245

		$1,608

6. BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2004	2003

Furniture and equipment	$19,173	$17,268
Building	7,220	7,005
Leasehold improvements	4,034	3,608

	30,427	27,881
Less accumulated depreciation	(14,079)	(12,789)

	$16,348	$15,092

Depreciation expense was approximately $2.7 million, $2.2 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2004	2003

Term loan, paid April 2004	$--	$265
Capex note, due March 2006, 6.75% at December 31, 2004	745	1,477
Capex note, due March 2006, 6.50% at December 31, 2004	1,127	1,674
Subordinated notes, paid September 2004	--	921
Mortgage loan, due April 2011, 7.23% at December 31, 2004	5,619	5,793
Various vehicle loans, due from December 2005 through April 2006,
8.0% to 10.3%	28	121

	7,519	10,251
Less current portion	(1,469)	(2,725)

	$6,050	$7,526

48
Long-term debt maturities at December 31, 2004 were as follows:

2005	$1,469
2006	819
2007	216
2008	232
2009	250
2010 and thereafter	4,533

$7,519

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

At December 31, 2004, approximately $4.7 million was outstanding under the revolving line of credit, and approximately $1.3 million was available to be advanced under the borrowing base formula. The Wells Fargo Credit Agreement is secured by virtually all of the Company’s assets, including equipment, general intangibles, inventories, and receivables. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 4.8%, 4.5% and 5.1% during 2004, 2003, and 2002, respectively.

The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum annual debt service coverage ratio and minimum quarterly pre-tax net income levels. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At December 31, 2004, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

In 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Equipment Finance, Inc. for the acquisition of various pieces of equipment. In connection with the agreement, the Company signed notes payable for $2.0 million, payable in monthly installments over 3.5 years. Interest is payable at a variable rate of 1.25% to 1.50% over prime. The note is secured by the equipment purchased with the proceeds of the loan.

Subordinated Debt – In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. The Company repaid the principal amount of the notes in 2004.

8. STOCKHOLDERS’ EQUITY

On July 29, 2004, the Board of Directors declared a three-for-two stock split on the Company’s common stock, effected in the form of a 50% stock dividend, which was paid on August 20, 2004 to stockholders of record on August 10, 2004. The stock split was recorded as a reduction to additional paid-in capital and an increase in common stock in the amount of approximately $372,000, which was based on the par value of the Company’s common stock. Accordingly, all stock option, warrant, share, and per share data included in the consolidated financial statements have been restated to reflect the stock split.

49

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

At December 31, 2004, shares of common stock reserved for future issuance upon exercise of outstanding common stock warrants were as follows:

	Exercise Price Per Share	Period Exercisable	Number of Shares Reserved

		July 31, 2000 to
Private equity placement	$6.75	July 30, 2005	912,104

		August 31, 2000 to
Private equity placement	$6.75	August 30, 2005	203,704

In addition, at December 31, 2004, 1,094,569 shares of common stock were reserved for future issuances under the stock option plans discussed in Note 9.

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

9. STOCK OPTION AND PURCHASE PLANS

The Company has provided stock option plans to serve as incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. The Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. Restricted stock awards are awarded with a fixed restriction period. At December 31, 2004, all of the Company’s stock option plans had expired, and no options are available for future grant.

50
The following table summarizes information about stock options outstanding at December 31, 2004:
	Plan Options Outstanding
	1983 ISO Plan	1993 Equity Compensation Plan	Non- employee Director Plan	Weighted Average Exercise Price
Balance at December 31, 2001	4,919	712,640	18,285	4.37
Granted		160,275		6.60
Exercised		(27,017)	(4,584)	2.58
Canceled	(4,919)	(4,256)	(459)	34.72

Balance at December 31, 2002	--	841,642	13,242	4.51
Granted		328,386		3.90
Exercised		(1,833)		3.95
Canceled		(48,359)		5.67

Balance at December 31, 2003	--	1,119,836	13,242	4.28
Exercised		(3,111)		3.70
Canceled		(35,398)		9.65

Balance at December 31, 2004	--	1,081,327	13,242	4.11

	Plan Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$1.40-$1.50	233,754	$1.43	4.2	233,754	$1.43
$ 3.70	229,416	3.70	9.0	87,087	3.70
$3.95-$4.41	288,856	4.24	6.6	256,536	4.23
$4.52-$6.58	219,614	5.55	4.9	215,754	5.57
$6.73-$32.73	122,929	7.09	6.9	122,123	7.10

	1,094,569	4.11	6.3	915,254	4.16

Nonqualified Stock Options — At December 31, 2004, 2003, and 2002, the Company had 213,336, 213,336 and 183,336, respectively, of nonqualified stock options outstanding to certain current and former officers and new employees of the Company. The weighted average exercise price of nonqualified stock options outstanding was $4.63, $4.63 and $4.77 per share, at December 31, 2004, 2003 and 2002, respectively. The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

Restricted Stock Awards- Restricted stock awards are issued to certain key employees and directors of the Company as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. Owners of restricted stock awards have the rights of shareowners, including the right to vote. The Company awarded 248,480 and 54,587 restricted shares in 2003 and 2002, respectively, to certain key employees and directors of the Company with cliff vesting and restriction periods of three to five years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in capital. Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to approximately $413,000, $520,000, and $344,000 in 2004, 2003, and 2002, respectively. Unvested restricted stock awards totaled 291,058 and 369,597 at December 31, 2004 and 2003, respectively, with a weighted average grant date fair value of $4.67 and $4.64 in 2004 and 2003, respectively.

51

Qualified Employee Stock Purchase Plan — The Company has a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria may subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan is 272,250. The subscription price of the shares is 85% of the fair market value of the common stock on the day the executed subscription form is received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan. Shares issued under the Purchase Plan were 11,822, 13,292, and 22,317 during 2004, 2003, and 2002, respectively. As of December 31, 2004, 135,103 shares of common stock were available for issuance under the Purchase Plan.

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(In thousands, except share and per share data)	2004	2003	2002

Net income (loss) (A)	$1,821	$(308)	$11,737

Weighted average number of basic common
shares outstanding (B)	7,471,847	7,413,926	7,197,147
Dilutive effect of stock options and warrants
computed based on the treasury stock method
using average market price	382,069	--	319,848

Weighted average number of diluted common
shares outstanding (C)	7,853,916	7,413,926	7,516,995

Basic earnings (loss) per common share (A/B)	$0.24	$(0.04)	$1.63

Diluted earnings (loss) per common share (A/C)	$0.23	$(0.04)	$1.56

Options and warrants to purchase 1,333,612 and 1,392,098 shares of common stock were outstanding during 2004 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options and warrants to purchase an aggregate 2,553,780 shares of common stock were outstanding during 2003 and were excluded from the computation of dilutive earnings per share as their inclusion would have been anti-dilutive due to a net loss.

11. INCOME TAXES

Income tax expense (benefit) consisted of:
(In thousands)	2004	2003	2002

Current:
Federal	$44	$--	$--
State and local	1	(2)	--
Deferred	1,071	2	(10,150)

	$1,116	$--	$(10,150)

52
Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for:
(In thousands)	2004	2003	2002

Computed expected federal income tax expense (benefit)	$999	$(105)	$540
State tax, net of federal effect	117	10	62
Change in valuation allowance	--	--	(12,514)
Expired net operating loss carryforwards	--	986	651
Other, net	--	(891)	1,111

	$1,116	$--	$(10,150)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows:

(In thousands)	2004	2003
Current:
Accounts receivable allowances	$519	$426
Inventories	166	155
Accrued expenses	649	527
Other	197	150

	$1,531	$1,258
Non current:
Building, equipment and improvements	(542)	(270)
Goodwill and other intangible assets	(1,325)	(875)
Research and experimental credit carryforwards	273	221
Net operating loss carryforwards	9,259	9,933

	7,665	9,009

	9,196	10,267
Less: Valuation allowance	(932)	(932)

Net deferred tax assets	$8,264	$9,335

At December 31, 2004, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $26.1 million and $28.2 million, respectively, which are available to offset future taxable income. The Company's federal and state NOLs expire in varying amounts each year from 2005 through 2023 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company's projected future taxable income, the timing of expiring NOLs, and the Company's tax planning strategies. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership. However, such limitation is not expected to impair the realization of these NOLs. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company's cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

53
12. EMPLOYEE BENEFIT PLANS

Retirement Savings Plan — The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Company’s Board of Directors. The 401(k) expense for 2004, 2003 and 2002 was approximately $0, $123,000 and $194,000, respectively.

Deferred Compensation Plans – In December 2004, the Company adopted two incentive plans, the Long-Term Incentive Plan (LTIP) and the Supplemental Executive Retirement Plan (SERP). The LTIP will provide performance based compensation to selected executives. Under the LTIP, an executive becomes eligible for an annual long-term incentive contribution amount based upon performance objectives established by the Compensation Committee of the Board of Directors. Annual contribution amounts are subject to a three-year restriction period with a risk of forfeiture if a participant terminates service prior to becoming vested. The SERP will provide supplemental retirement benefits and allows deferral of a portion of base salary and performance based short-term bonuses for selected executives. Under the SERP, supplemental retirement benefit contribution amounts will vest over a twelve month period. The Company did not fund any contribution amounts or record any compensation expense for either plan in 2004.

13. COMMITMENTS AND CONTINGENCIES

Leases — The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $386,000, $347,000, and $197,000 during 2004, 2003 and 2002, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

As of December 31, 2004, the Company is obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows:

(In thousands)
	Capital Leases	Operating Leases

2005	$81	$685
2006	21	607
2007	15	519
2008	8	386
2009	--	401
2010 and thereafter	--	2,443

	125	$5,041

Amount representing interest	12

Present value of net minimum lease payments	113
Less current portion	73

Long-term capital lease obligations	$40

Rent expense (including amounts for the facilities leased from the director) amounted to $1.6 million, $1.7 million and $1.3 million during December 31, 2004, 2003 and 2002, respectively.

54

Legal — The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company’s consolidated financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. The Company received $300,000 for reimbursement of tenant improvements completed in 2001. Effective February 1, 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses. These facilities have always been owned and leased to the Company by a director of the Company. In 2003, the Company completed additional tenant improvements to the premises of $300,000. In November 2003, the Company amended and restated these leases. Under the terms of the new lease, the original leases have been combined and the term of the new lease has been extended to March 31, 2016, for an annual base rent of $385,725, exclusive of operating expenses, effective January 2004, including amortization of the $600,000 of improvements. In January 2004, the director reimbursed the Company $300,000 for the tenant improvements completed in 2003. The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises.

In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. Of this amount, $290,000 was received from an officer and two directors of the Company. In the first quarter of 2003, the Company repaid the $40,000 received from the officer prior to the scheduled maturity in September 2004. The Company repaid the remaining $250,000 received from the two directors of the Company at the scheduled maturity in September 2004.

In October 2000, Harry McCoy was replaced as Chairman and President of the Company but continued to receive payments as an employee under an employment agreement with the Company. At that time, the Company recorded $600,000 as the estimated amount payable to Mr. McCoy under the employment agreement. The Company and Mr. McCoy disputed the effect of the termination of his employment with the Company. In September 2001, the Company entered into an agreement with Mr. McCoy resolving these issues. The parties agreed to a mutual release of claims. Mr. McCoy resigned his position on the Board of Directors and agreed to serve as an ongoing consultant to the Company. In exchange, the Company agreed to provide Mr. McCoy with a lump sum payment of $250,000, and an additional amount of $250,000 in restricted common stock. In exchange for McCoy’s ongoing consulting relationship, he receives $35,000 in cash annually through August 2006. The Company also advanced Mr. McCoy $102,500 in cash, subject to a five-year promissory note, representing the amount necessary for Mr. McCoy to exercise his previously held options to 44,000 shares of the Company’s common stock. Mr. McCoy repaid the promissory note in full in 2002.

55
15.	QUARTERLY INFORMATION (UNAUDITED) (In thousands, except per share amounts)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,583	$15,064	$14,473	$13,616
Gross profit	5,741	6,613	6,032	5,448
Net income	414	728	569	110
Basic earnings per share [1]	0.06	0.10	0.08	0.01
Diluted earnings per share [1]	0.05	0.09	0.07	0.01

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,471	$13,157	$13,568	$12,277
Gross profit	4,740	5,065	5,460	4,688
Net income (loss)	(203)	(250)	383	(238)
Basic earnings (loss) per share [1]	(0.03)	(0.03)	0.05	(0.03)
Diluted earnings (loss) per share [1]	(0.03)	(0.03)	0.05	(0.03)

1 All per share amounts have been restated for the three-for-two stock split paid on August 20, 2004.

56

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period

Year ended December 31, 2004
Allowance for Doubtful Accounts	$372,000	$582,000	$220,000	(1)	$734,000

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,125,000	$635,000	$1,388,000	(1)	$372,000

Year ended December 31, 2002
Allowance for Doubtful Accounts	$873,000	$445,000	$193,000	(1)	$1,125,000

(1) Uncollectible accounts written off, net of recoveries. 57