Form 10-Q
period 2005-03-31
MEDTOX SCIENTIFIC INC
filed 2005-05-02
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes            No       X

The number of shares of Common Stock, $.15 par value, outstanding as of April 21, 2005, was 7,541,883.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I   FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES:
Laboratory services	$11,148	$10,218
Product sales	3,541	3,365

	14,689	13,583

COST OF REVENUES:
Cost of services	7,225	6,530
Cost of sales	1,506	1,312

	8,731	7,842

GROSS PROFIT	5,958	5,741

OPERATING EXPENSES:
Selling, general and administrative	4,348	4,267
Research and development	598	409

	4,946	4,676

INCOME FROM OPERATIONS	1,012	1,065

OTHER INCOME (EXPENSE):
Interest expense	(211)	(266)
Other expense, net	(122)	(132)

	(333)	(398)

INCOME BEFORE INCOME TAX EXPENSE	679	667

INCOME TAX EXPENSE	(258)	(253)

NET INCOME	$421	$414

BASIC EARNINGS PER COMMON SHARE (1)	$0.06	$0.06

DILUTED EARNINGS PER COMMON SHARE (1)	$0.05	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic (1)	7,540,484	7,465,844
Diluted (1)	8,203,204	7,723,538

(1)     Share and per share amounts for the three months ended March 31, 2004 have been restated for the three-for-two stock split paid on August 20, 2004.

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$606	$263
Accounts receivable:
Trade, less allowance for doubtful accounts ($476 in 2005 and $734 in 2004)	9,581	8,084
Other	183	203

Total accounts receivable	9,764	8,287
Inventories	3,317	3,624
Prepaid expenses and other	1,253	1,293
Deferred income taxes	1,531	1,531

Total current assets	16,471	14,998
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	16,399	16,348
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,510	1,608
DEFERRED INCOME TAXES, net	6,475	6,733
OTHER ASSETS	222	306

TOTAL ASSETS	$57,044	$55,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$5,369	$4,690
Accounts payable	2,114	1,661
Accrued expenses	3,716	4,188
Current portion of long-term debt	2,053	1,469
Current portion of capital leases	59	73

Total current liabilities	13,311	12,081
LONG-TERM DEBT, net of current portion	5,384	6,050
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	34	40

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and
outstanding	--	--
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and
outstanding shares, 7,542,407 in 2005 and 7,534,842 in 2004	1,131	1,130
Additional paid-in capital	81,702	81,693
Deferred stock-based compensation	(413)	(508)
Accumulated deficit	(43,929)	(44,350)
Treasury stock	(176)	(176)

Total stockholders' equity	38,315	37,789

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,044	$55,960

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$421	$414
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	804	720
Provision for losses on accounts receivable	60	63
Loss on sale of equipment	--	10
Deferred compensation	63	131
Deferred income taxes	258	253
Changes in operating assets and liabilities:
Accounts receivable	(1,537)	(1,395)
Inventories	307	50
Prepaid expenses and other current assets	40	298
Other assets	84	84
Accounts payable and accrued expenses	(19)	592

Net cash provided by operating activities	481	1,220

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(751)	(1,492)
Purchase of customer list	(5)	(84)
Proceeds from sale of equipment	--	35

Net cash used in investing activities	(756)	(1,541)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of common stock	160	12
Net proceeds on revolving credit facility	679	406
Proceeds from long-term debt	300	--
Principal payments on long-term debt	(382)	(604)
Principal payments on capital leases	(20)	(18)
Payment of taxes from traded shares	(119)	--

Net cash provided by (used in) financing activities	618	(204)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	343	(525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	263	711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$606	$186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$206	$237
Taxes	62	--

See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had the Company determined compensation expense for its stock options under SFAS No. 123, (as amended by SFAS No. 148), the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		Three Months Ended
		March 31, 2005	March 31, 2004
Net income	As reported	$421	$414
Less: Total stock-based compensation
expense, net of related tax effect		(35)	(86)

	Pro forma	$386	$328

Basic earnings per share	As reported	$0.06	$0.06
	Pro forma	0.05	0.04

Diluted earnings per share	As reported	$0.05	$0.05
	Pro forma	0.05	0.04

6

New Accounting Standards: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the Company’s statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for the Company on January 1, 2006. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 will be effective for the Company on July 1, 2005. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

2.    SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses and courier delivery, and medical surveillance. The Product Sales segment, which includes POC (point of collection) disposable diagnostics devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, and VERDICT®-II, in addition to a variety of agricultural testing products. MEDTOX Diagnostics, Inc. also provides contract manufacturing services in its Food and Drug Administration/Good Manufacturing Practices (FDA/GMP) facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2005	March 31, 2004
Laboratory Services:

Revenues	$11,148	$10,218
Depreciation and amortization	665	577
Income from operations	830	715
Segment assets	42,300	41,145
Capital expenditures for segment assets	627	1,394

Product Sales:

Revenues	$3,541	$3,365
Depreciation and amortization	139	143
Income from operations	182	350
Segment assets	6,738	7,252
Capital expenditures for segment assets	124	98

Corporate (unallocated):

Other expense	$(333)	$(398)
Deferred tax assets, net	8,006	9,082

Company:

Revenues	$14,689	$13,583
Depreciation and amortization	804	720
Income from operations	1,012	1,065
Other expense	(333)	(398)
Income before income tax expense	679	667
Total assets	57,044	57,732
Capital expenditures for assets	751	1,492

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended
	March 31, 2005	March 31, 2004
Workplace drugs-of-abuse testing	$7,373	$6,481
Other Specialty Laboratory Services	3,775	3,737

	$11,148	$10,218

8
The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2005	March 31, 2004
POC on site testing products	$2,988	$2,802
Contract manufacturing services	536	472
Other diagnostic products	17	91

	$3,541	$3,365

3. INVENTORIES Inventories consisted of the following:

(In thousands)	March 31, 2005	December 31, 2004
Raw materials	$934	$984
Work in process	345	344
Finished goods	460	627
Supplies, including off-site inventory	1,578	1,669

	$3,317	$3,624

4. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (A)	$421	$414

Weighted average number of basic common shares outstanding (B)	7,540,484	7,465,844
Dilutive effect of stock options and warrants computed based on
the treasury stock method using average market price	662,720	257,694

Weighted average number of diluted common shares outstanding (C)	8,203,204	7,723,538

Basic earnings per common share (A/B)	$0.06	$0.06

Diluted earnings per common share (A/C)	$0.05	$0.05

9

Options and warrants to purchase 918 and 1,441,368 shares of common stock were outstanding during the first three months of 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

5.     INCOME TAXES

At December 31, 2004, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $26.1 million and $28.2 million, respectively, which are available to offset future taxable income.  The Company’s federal and state NOLs expire in varying amounts each year from 2005 through 2023 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

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
                  CONDITION AND RESULTS OF OPERATIONS.

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

The Company has two reportable segments: “Laboratory Services” conducted by the Company’s wholly owned subsidiaries, MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC and “Products Sales” conducted by the Company’s wholly owned subsidiary MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, including clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. Product Sales include sales of a variety of on-site screening products and contract manufacturing. For financial information relating to the Company’s segments, see Note 2 of Notes to the Consolidated Financial Statements. For the three months ended March 31, 2005, Laboratory Services revenue accounted for 75.9% of the Company’s revenues, compared with 75.2% for the same period in 2004. Revenue from Product Sales accounted for 24.1% of the Company’s revenues for the three months ended March 31, 2005 compared with 24.8% for the same period in 2004.

Critical Accounting Policies

The Company has identified the policies outlined below as critical to understanding its business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2004. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s critical accounting policies are as follows:

Accounts Receivable:
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within the Company’s historical expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past. The Company’s consolidated trade accounts receivable balance as of March 31, 2005 was $9.6 million, net of allowance for doubtful accounts of $0.5 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At March 31, 2005, off-site inventory was $0.8 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets in future periods. During the three months ended March 31, 2005, no circumstances occurred that required an impairment charge.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At March 31, 2005, the Company had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2005 and future years. The valuation allowance is based on management’s estimate of future taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

Results of Operations

Total revenues for the first quarter of 2005 increased 8% over the first quarter of 2004, driven primarily by strong sample volume from both new and existing workplace and occupational health clients. Gross margin declined in both segments. Selling, general and administrative expenses as a percentage of sales were down in the first quarter of 2005, reflecting the increase in revenue on relatively flat quarter over quarter expenses. Research and development expenses increased during the quarter, reflecting increased development activity associated with new diagnostic products. The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	100.0%	100.0%
Cost of revenues	59.4	57.7

Gross margin	40.6	42.3
Operating expenses
Selling, general, and administrative	29.6	31.4
Research and development	4.1	3.0

	33.7	34.4
Income from operations	6.9	7.9
Other expense	(2.3)	(2.9)

Income before income tax expense	4.6	5.0
Income tax expense	(1.7)	(1.9)

Net income	2.9%	3.1%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

Revenues increased 8% to $14.7 million for the three months ended March 31, 2005, driven by a $0.9 million, or 9% increase in Laboratory Services revenues and a $0.2 million, or 5% increase in Product Sales revenues.

Laboratory Services revenues were positively impacted by a 13% increase in workplace drugs-of- abuse sample volume from both new and existing workplace and occupational health clients. Although sample volume from workplace drugs-of-abuse clients was negatively impacted by weak January performance, as the quarter progressed, volume and revenues improved, ending with a strong March performance. Since the beginning of the year, the Company has also made significant progress with the development of its eChain® system for enhanced electronic results reporting and sample and donor tracking. In addition, during the quarter, the Company entered into contracts for collection and testing services with two of the largest national third-party administrators. Revenues from the Company’s Specialty Laboratory Services increased 1% in the quarter.

In the Product Sales segment, sales of POC on site testing products, which incorporates the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 7% to $3.0 million in the first quarter of 2005. This growth reflected strong sales of PROFILE®-II products, which grew 15% from the prior year period. However, sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 4% from the prior year period, but showed improvement from the previous two quarters.

Sales of contract manufacturing services, microbiological and associated products increased 14% to $0.5 million in the quarter and were positively impacted by the timing of orders from existing clients. Product sales from agricultural diagnostic products were down $74,000, or 81%, due to decreased purchases by the U.S. Department of Agriculture (USDA). The USDA’s needs for the Company’s products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

Consolidated gross margin decreased to 40.6% of revenues for the three months ended March 31, 2005, compared to 42.3% of revenues for the same period in 2004, reflecting declines in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 35.2% for the three months ended March 31, 2005, down from 36.1% for the same period in 2004. The slight margin decrease was primarily attributable to the higher fixed cost component of operating the laboratory, including increased direct labor and higher supply costs. Maintaining or improving gross margin is very dependent on increased revenue levels. Revenue levels in the first quarter, which are historically lower than second and third quarters, were lower than the Company anticipated. The quarter started with a weak performance in January and improved throughout, ending with a strong March performance; however, the improvement did not completely offset the weak start. The Company also continued the implementation of LEAN within its Specialty Laboratory Services. The Company’s LEAN initiatives are designed to improve quality and productivity, cut costs and increase throughput.

Gross margin from Product Sales declined to 57.5% for the three months ended March 31, 2005, from 61.0% in the comparable period of 2004, largely due to the impact of costs associated with the transition to a new and improved product format for the Company’s PROFILE®-II product line. The new product began shipping in late March. The Company also continued the implementation of LEAN in its manufacturing processes of its diagnostics operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.3 million in both the first quarter of 2005 and 2004, improving to 29.6% of revenues, in the first quarter of 2005, compared to 31.4% of revenues in the first quarter of 2004. The lower rate reflects the increase in revenue on relatively flat quarter over quarter expenses. In addition, the improvement reflects the impact of the Company’s LEAN initiatives. While the Company’s cost structure has been favorably impacted by the improved efficiencies generated from LEAN initiatives, the Company continues to make investments to enhance the overall infrastructure and to pursue its overall business strategy.

Research and Development Expenses

Research and development expenses increased $0.2 million, or 46%, to $0.6 million in the first quarter of 2005 primarily due to spending for significant development projects at the Company’s Product Sales segment. During the quarter, the Company completed enhancements to PROFILE®-II, PROFILE®-II A, and PROFILE-II ER® products that shorten run times, darken line intensity, improving readability and extending the positive result hold time; filed a 510(k) application with the FDA for Sure-Screen®, which is a point-of-collection test intended to provide significantly lower detection levels for eight commonly abused drugs, initially targeted at the probation, parole and rehabilitation markets; and made substantial progress on development of an electronic reader (MEDTOXScan™) to be utilized with the Company’s devices in the hospital laboratory and emergency room market.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with the Company’s building rental activities. These expenses decreased 16% to $0.3 million in the first quarter of 2005. The decrease was primarily due to lower interest expense, reflecting a reduction in average debt levels.

Income Taxes

The Company recorded a tax provision for the three months ended March 31, 2005 and March 31, 2004 based upon an effective tax rate of 38%. At March 31, 2005, the Company has a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its net operating loss (NOL) carryforwards that will more likely than not expire unused in 2005 and future years. Should operating results for the remainder of 2005 and future years fail to meet expectations, the valuation allowance against the Company’s NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

The working capital requirements of the Company have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at March 31, 2005 were $0.6 million, compared to $0.3 million at December 31, 2004.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2005 compared to $1.2 million for the same period of 2004. The decrease was primarily due to an increase of $0.6 million in accounts payable and accrued expenses in the prior year period.

Net cash used in investing activities, consisting primarily of capital expenditures, was $0.8 million for the three months ended March 31, 2005 compared to $1.5 million in the same period of 2004. The increased spending in 2004 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2005, compared to net cash used in financing activities of $0.2 million in the prior year period. The increase was primarily due to $0.3 million in new financing activity for the purchase of capital equipment. The Company made payments on long-term debt of $0.4 million and $0.6 million during the three months ended March 31, 2005 and 2004, respectively.

The Company has a Credit Security Agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of the Company’s eligible trade accounts receivable bearing interest at prime + 1%; and (ii) a capex note for the purchase of capital equipment. As of January 1, 2005, no borrowing was available under the capex note. However, during the first quarter of 2005, Wells Fargo consented to the borrowing of $0.3 million under the capex note for capital expenditures purchased in 2004. According to the terms of the agreement, the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis. The Company and Wells Fargo are currently negotiating an amendment to the Wells Fargo Credit Agreement to allow for further borrowing under the capex note.

The Wells Fargo Credit Agreement requires the Company to comply with certain financial covenants, including a minimum annual debt service coverage ratio and minimum quarterly pre-tax net income levels. It also sets a maximum level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At March 31, 2005, the Company was in compliance with the financial covenants of the Wells Fargo Credit Agreement.

The Company is relying on expected positive cash flow from operations and its line of credit to fund its future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of March 31, 2005, the Company had total borrowing capacity of $7.0 million on its line of credit, of which $5.4 million was borrowed, leaving a net availability of $1.6 million. Cash at March 31, 2005 was $0.6 million.

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

In connection with the Company’s private equity placements in July and August 2000, the Company issued warrants to acquire common shares at an exercise price of $6.75. At March 31, 2005, the Company had 1,101,919 warrants outstanding, which expire in July and August 2005. The Company would receive aggregate proceeds of approximately $7.4 million in the event of the exercise of all outstanding warrants.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of March 31, 2005:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt (1)	$11,394	$2,538	$1,762	$1,174	$5,920

Capital lease obligations (1)	103	64	39	--	--

Operating leases	4,989	696	1,536	796	1,961

Total contractual obligations	$16,486	$3,298	$3,337	$1,970	$7,881

(1)     Amounts include interest payments based upon contractual or prevailing interest rates.

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

Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the Company’s statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for the Company on January 1, 2006. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 will be effective for the Company on July 1, 2005. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2005. For additional information refer to Item 7A of our 2004 Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS.   Inapplicable

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	11,630	-	-	-
February 1 - 28	--	-	-	-
March 1 - 31	2,059	-	-	-

Total	13,689

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

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	May 2, 2005
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	May 2, 2005
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Peck	Controller	May 2, 2005
Angela M. Peck	(Principal Accounting Officer)

23

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED MARCH 31, 2005

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

24