Form 10-Q
period 2005-06-30
MEDTOX SCIENTIFIC INC
filed 2005-08-09
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes            No       X

The number of shares of Common Stock, $0.15 par value per share, outstanding as of August 5, 2005, was 7,957,095.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I    FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES:
Laboratory services	$12,920	$11,497	$24,068	$21,715
Product sales	3,925	3,567	7,466	6,932

	16,845	15,064	31,534	28,647
COST OF REVENUES:
Cost of services	7,750	7,053	14,975	13,583
Cost of sales	1,611	1,398	3,117	2,710

	9,361	8,451	18,092	16,293

GROSS PROFIT	7,484	6,613	13,442	12,354

OPERATING EXPENSES:
Selling, general and administrative	4,896	4,646	9,244	8,913
Research and development	638	426	1,236	835

	5,534	5,072	10,480	9,748

INCOME FROM OPERATIONS	1,950	1,541	2,962	2,606

OTHER INCOME (EXPENSE):
Interest expense	(227)	(260)	(438)	(526)
Other expense, net	(86)	(106)	(208)	(238)

	(313)	(366)	(646)	(764)

INCOME BEFORE INCOME TAX EXPENSE	1,637	1,175	2,316	1,842

INCOME TAX EXPENSE	(622)	(447)	(880)	(700)

NET INCOME	$1,015	$728	$1,436	$1,142

BASIC EARNINGS PER COMMON SHARE (1)	$0.13	$0.10	$0.19	$0.15

DILUTED EARNINGS PER COMMON SHARE (1)	$0.13	$0.09	$0.18	$0.15

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic (1)	7,546,972	7,451,628	7,543,746	7,458,696
Diluted (1)	7,929,546	7,825,406	8,070,235	7,776,827

(1)  Share and per share amounts for the three and six months ended June 30, 2004 have been restated for the three-for-two stock split effected on August 20, 2004.

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,033	$263
Accounts receivable:
Trade, less allowance for doubtful accounts ($481 in 2005 and $734 in 2004)	10,778	8,084
Other	186	203

Total accounts receivable	10,964	8,287
Inventories	3,198	3,624
Prepaid expenses and other	1,359	1,293
Deferred income taxes	1,531	1,531

Total current assets	18,085	14,998
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	16,919	16,348
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,415	1,608
DEFERRED INCOME TAXES, net	5,853	6,733
OTHER ASSETS	237	306

TOTAL ASSETS	$58,476	$55,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$6,106	$4,690
Accounts payable	1,884	1,661
Accrued expenses	3,916	4,188
Current portion of long-term debt	1,252	1,469
Current portion of capital leases	43	73

Total current liabilities	13,201	12,081
LONG-TERM DEBT, net of current portion	5,790	6,050
OTHER LONG-TERM LIABILITIES	127	--
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	30	40
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value per share; authorized shares, 50,000; none
issued and outstanding	--	--
Common stock, $0.15 par value per share; authorized shares, 28,000,000; issued
and outstanding shares, 7,550,226 in 2005 and 7,534,842 in 2004	1,132	1,130
Additional paid-in capital	81,747	81,693
Deferred stock-based compensation	(372)	(508)
Accumulated deficit	(42,914)	(44,350)
Common stock held in trust	(89)	--
Treasury stock	(176)	(176)

Total stockholders' equity	39,328	37,789

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,476	$55,960

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,436	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,581	1,496
Provision for losses on accounts receivable	279	140
Loss on sale of equipment	1	7
Deferred compensation	262	230
Deferred income taxes	880	700
Changes in operating assets and liabilities:
Accounts receivable	(2,956)	(1,072)
Inventories	426	(77)
Prepaid expenses and other current assets	(66)	391
Other assets	69	44
Accounts payable and accrued expenses	(49)	809

Net cash provided by operating activities	1,863	3,810

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,947)	(2,633)
Purchase of customer list	(12)	(143)
Proceeds from sale of equipment	--	46

Net cash used in investing activities	(1,959)	(2,730)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	1,416	(245)
Proceeds from long-term debt	300	--
Principal payments on long-term debt	(777)	(1,050)
Principal payments on capital leases	(40)	(36)
Purchase of common stock	(89)	--
Net proceeds from sale of common stock	175	25
Payment of taxes from traded shares	(119)	(149)

Net cash provided by (used in) financing activities	866	(1,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	770	(375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	263	711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,033	336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$428	526
Taxes	117	3
See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had the Company determined compensation expense for its stock options under SFAS No. 123, (as amended by SFAS No. 148), the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net income ......................................	As reported	$1,015	$728	$1,436	$1,142
Less: Total stock-based compensation
expense, net of related tax effect		(33)	(68)	(68)	(154)

	Pro forma	982	660	1,368	988

Basic earnings per share...............	As reported	$0.13	$0.10	$0.19	$0.15
	Pro forma	0.13	0.09	0.18	0.13

Diluted earnings per share............	As reported	$0.13	$0.09	$0.18	$0.15
	Pro forma	0.12	0.08	0.17	0.13

6

New Accounting Standards — In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for the Company on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the Company’s statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for the Company on January 1, 2006. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 will be effective for the Company on July 1, 2005. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

2.    SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses and courier delivery, and medical surveillance. The Product Sales segment consists of MEDTOX Diagnostics, Inc., which includes point-of-collection (POC) disposable diagnostics devices. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, and VERDICT®-II, in addition to a variety of agricultural testing products. MEDTOX Diagnostics, Inc. also provides contract manufacturing services in its Food and Drug Administration/Good Manufacturing Practices (FDA/GMP) facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Laboratory Services:

Revenues	$12,920	$11,497	$24,068	$21,715
Depreciation and amortization	640	631	1,305	1,208
Income from operations	1,714	1,217	2,544	1,932
Segment assets	44,093	41,603	44,093	41,603
Capital expenditures for segment assets	1,065	1,083	1,692	2,477

Product Sales:

Revenues	$3,925	$3,567	$7,466	$6,932
Depreciation and amortization	137	145	276	288
Income from operations	236	324	418	674
Segment assets	6,999	7,062	6,999	7,062
Capital expenditures for segment assets	131	58	255	156

Corporate (unallocated):

Other expense	$(313)	$(366)	$(646)	$(764)
Deferred tax assets, net	7,384	8,635	7,384	8,635

Company:

Revenues	$16,845	$15,064	$31,534	$28,647
Depreciation and amortization	777	776	1,581	1,496
Income from operations	1,950	1,541	2,962	2,606
Other expense	(313)	(366)	(646)	(764)
Income before income tax expense	1,637	1,175	2,316	1,842
Total assets	58,476	57,300	58,476	57,300
Capital expenditures for assets	1,196	1,141	1,947	2,633

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Workplace drugs-of-abuse	$8,688	$7,341	$16,061	$13,822
Other specialty laboratory services	4,232	4,156	8,007	7,893

	$12,920	$11,497	$24,068	$21,715

8
The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
POC on site testing products	$3,284	$2,966	$6,272	$5,768
Contract manufacturing services	542	527	1,078	999
Other diagnostic products	99	74	116	165

	$3,925	$3,567	$7,466	$6,932

3. INVENTORIES Inventories consisted of the following:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials	$949	$984
Work in process	303	344
Finished goods	345	627
Supplies, including off-site inventory	1,601	1,669

	$3,198	$3,624

4. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (A)	$1,015	$728	$1,436	$1,142

Weighted average number of basic
common shares outstanding (B)	7,546,972	7,451,628	7,543,746	7,458,696
Dilutive effect of stock options and
warrants computed based on the
treasury stock method using average
market price	382,574	373,778	526,489	318,131

Weighted average number of diluted
common shares outstanding (C)	7,929,546	7,825,406	8,070,235	7,776,827

Basic earnings per common share (A/B)	$0.13	$0.10	$0.19	$0.15

Diluted earnings per common share (A/C)	$0.13	$0.09	$0.18	$0.15

Options and warrants to purchase 1,224,755, 8,589, 1,337,972 and 1,421,519 shares of common stock were outstanding during the three and six months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

5.     INCOME TAXES

At December 31, 2004, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $26.1 million and $28.2 million, respectively, which are available to offset future taxable income.  The Company’s federal and state NOLs expire in varying amounts each year from 2005 through 2023 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused. At June 30, 2005, the Company had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2006 and future years.

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

7.     SUBSEQUENT EVENTS

In July and August 2000, the Company completed private placements of an aggregate 1,018,520 shares of common stock and warrants to purchase an additional 1,120,439 shares of common stock. The offer and sale of these securities was limited to accredited investors. The warrants are exercisable for a five-year period from the time of issuance at an exercise price of $6.75 per share. As of June 30, 2005, warrants to acquire 18,520 common shares had been exercised. In July 2005, warrants to acquire 405,514 common shares were exercised resulting in proceeds of approximately $2.7 million. 497,581 warrants expired without being exercised on July 31, 2005. The remaining 198,824 warrants will expire on August 31, 2005 if not exercised.

In August 2005, the Company purchased from an officer of the Company 35,874 shares of common stock at the closing market price on the American Stock Exchange on August 4, 2005. The acquired stock will be contributed to the Company’s Long-Term Incentive Plan.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

The forward looking statements contained in this Form 10-Q are based on our current expectations, assumptions, estimates and projections about our Company and its businesses. All such forward looking statements involve significant risks and uncertainties, including those risks identified in the next paragraph, many of which are beyond our control. Although we believe that the assumptions underlying our forward looking statements are reasonable, any of the assumptions could prove inaccurate. Actual results may differ materially from those indicated by the forward looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or accruals, or any future restructuring or other charges that may occur from time to time due to management decisions and changing business circumstances and conditions.

The following is a bullet point listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

o	increased competition, including price competition

o	general economic and business conditions, both nationally and internationally, which influences the level of job growth and, in turn, the level of pre-employment drug screening activity

o	changes in business strategy or development plans

o	technological, evolving industry standards, or other problems that could delay the sale of our products

o	risks and uncertainties with respect to our patents and proprietary rights including:

11
o	lack ofmeaningful protection from claims of any patents issued to the Company
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

o	our inability to obtain sufficient financing to continue to expand operations

o	changes in demand for our products and services by our customers

o	our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers

o	adverse results in litigation matters

o	our ability to attract and retain experienced and qualified personnel

o	losses due to bad debt

The above listing should not be construed as exhaustive; we cannot predict all the factors that could cause results to differ materially from those indicated by the forward looking statements.

Executive Overview

We are engaged primarily in distinct, but very much related, businesses, which for financial reporting purposes, are divided into two reportable segments: Laboratory Services and Product Sales. For financial information relating to our segments, see Note 2 of Notes to the Consolidated Financial Statements.

      Laboratory Services

Our “Laboratory Services” business segment includes the activities of our wholly-owned subsidiary, MEDTOX Laboratories, Inc. MEDTOX Laboratories principally engages in forensic toxicology (primarily laboratory testing for identification of drugs-of-abuse), providing these services to private and public companies, drug treatment counseling centers, occupational health clinics and hospitals, as well as third party administrators.

Our “Specialty Laboratory Services” operations consist of clinical toxicology, clinical testing for the pharmaceutical industry (e.g., central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. We provide these services to hospitals, clinics, HMOs and small to mid-sized biotech and pharmaceutical companies and other laboratories.

Testing is conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry and high performance liquid chromatography with tandem mass spectrometry.

The Laboratory Services segment also includes New Brighton Business Center, LLC, a wholly-owned limited liability company formed for the sole purpose of acquiring the facilities in St. Paul, Minnesota, where our Laboratory Services segment’s administrative offices and laboratory operations are located. These facilities include other commercial tenants that have individual leases with terms of up to ten years.

      Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics is engaged in the development and distribution of a variety of point-of-collection (POC) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, and VERDICT®-II products, in addition to a variety of agricultural testing products. MEDTOX Diagnostics also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

      Consolidation in the Laboratory Services, Drugs-of-Abuse Business

The laboratory services, drugs-of-abuse industry is consolidating, with the consolidation being driven by customers’ desires to minimize the number of laboratories they work with, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. Given the competitive environment, we are increasingly seeking to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training, and technical support and expertise.

      Increased POC Diagnostic Device Test Competition

We have experienced increased competition with respect to our POC Diagnostic tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices.

Our Strategy

We believe that the combined operations of our Laboratory Services business and on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. Our management has positioned us to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including on-site tests for the detection of substance of abuse drugs, Substance Abuse Mental Health Services Administration (SAMHSA) certified laboratory testing (screening and confirmation), biological monitoring of occupational toxins, consultation, and logistic, data management and program management services.

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services for customers. These services include data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service in development—e-Chain®, the first multi-purpose electronic chain-of-custody system in the market. Also in development are Sure-Screen®, a cup-based POC device with significantly lower detection levels for eight drugs-of-abuse, as well as MEDTOXScan™, an electronic reader for our devices for use in hospital laboratories and emergency rooms.

We have committed to improve productivity and quality in our organization through the LEAN and Six-Sigma processes. Our LEAN initiatives are designed to improve quality and productivity, cut costs and increase throughput. The LEAN process has already been implemented in our forensic laboratory and Product Sales segment, with measurable improvements in streamlining work flow. We are currently in the process of implementing LEAN initiatives in our Specialty Labs and Sales organization. Six-Sigma is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. We have implemented Six-Sigma across the organization addressing quality and variability in processes issues.

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2004. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance as of June 30, 2005 was $10.8 million, net of allowance for doubtful accounts of $0.5 million.

Some of our Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by us. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to us by the customer. We estimate a discount on the billings for these tests, and recognize revenue and related accounts receivable at a net amount, after discount, in order to state revenue and accounts receivable at the amount expected to be paid. While we believe that estimated discounts and the related net revenue and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. We consider historical discounts when estimating future discounts on a monthly basis.

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At June 30, 2005, off-site inventory was $0.9 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets in future periods.

Accounting for Income Taxes:
As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and tax planning strategies, and to the extent management believes that recovery is not likely, we must establish a valuation allowance. To the extent we increase or decrease the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At June 30, 2005, we had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of our NOL carryforwards that will more likely than not expire unused in 2006 and future years. The valuation allowance is based on management’s estimate of future taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and improving our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense. As discussed below, during the second quarter of 2005 and the first six months of this year, we have made positive strides on all three fronts.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

	Three Months Ended				Quarter over Quarter
	June 30, 2005	% of Total Revenues	June 30, 2004	% of Total Revenues	$ Change	% Change
Revenues:

Laboratory Services	$12,920	76.7%	$11,497	76.3%	$1,423	12%

Product Sales	3,925	23.3%	3,567	23.7%	358	10%

Total Revenues	$16,845	100.0%	$15,064	100.0%	$1,781	12%

Total revenues increased by 12% for the three months ended June 30, 2005 compared to the corresponding period of the prior year. Our Laboratory Services revenues were $12.9 million, approximately 77% of total revenues in the quarter (a slight increase compared to the second quarter of 2004).

In the Laboratory Services segment, revenues from workplace drugs-of-abuse testing increased 18% in the second quarter of 2005 compared to the corresponding period of the prior year due to increased sample volume and stable pricing for our testing services. The increased sample volume was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy. Revenues from our Specialty Laboratory Services increased 2% in the quarter with an increase in sample volume largely offset by a lower average price due to changing test mix. Our test mix was impacted by a reduced demand from hospitals and other laboratories for therapeutic drug monitoring services as these groups are bringing certain types of this testing in-house. We anticipate that our test mix may continue to be impacted by this factor.

In the Product Sales segment, sales of POC on-site testing products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 11% to $3.3 million in the second quarter of 2005. This growth reflected strong sales of PROFILE®-II products, which grew 14% from the prior year period. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were flat with the prior year period, but continued to show improvement from previous quarters. During the quarter, we also began selling our new lower detection POC testing device (Sure-Screen®) into the forensic market.

Sales of contract manufacturing services, microbiological and associated products increased 3% to $0.5 million in the quarter. Product sales from agricultural diagnostic products were up $25,000, or 34%, due to increased purchases by the U.S. Department of Agriculture (USDA). The USDA’s need for our products varies from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

	Three Months Ended				Quarter over Quarter
	June 30, 2005	% of Total Revenues	June 30, 2004	% of Total Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$7,750	60.0%	$7,053	61.3%	$697	10%

Cost of Sales	1,611	41.0%	1,398	39.2%	213	15%

Total Cost of Revenues	$9,361	55.6%	$8,451	56.1%	$910	11%

Consolidated gross margin increased to 44.4% of revenues for the three months ended June 30, 2005, compared to 43.9% of revenues for the same period in 2004. The increase was driven by improvement in Laboratory Services’ gross margin, partially offset by a decline in Product Sales’ gross margin.

Laboratory Services gross margin was 40.0% for the three months ended June 30, 2005, up from 38.7% for the same period in 2004. The margin improvement was attributable to increased revenues from additional testing volume through the current infrastructure. We also continued the implementation of LEAN initiatives within our Specialty Laboratory Services.

Gross margin from Product Sales declined to 59.0% for the three months ended June 30, 2005, from 60.8% in the comparable period of 2004, largely due to the continued impact of costs associated with the transition to a new and improved product format for our PROFILE®-II product line. The new product began shipping late in the first quarter of 2005. We also continued the implementation of LEAN initiatives in our manufacturing processes of our diagnostics operation.

Operating Expenses

	Three Months Ended				Quarter over Quarter
	June 30, 2005	% of Total Revenues	June 30, 2004	% of Total Revenues	$ Change	% Change
Operating Expenses:

Selling, general and
administrative	$4,896	29.1%	$4,646	30.9%	$250	5%

Research and development	638	3.8%	426	2.8%	212	50%

Total Operating Expenses	$5,534	32.9%	$5,072	33.7%	$462	9%

Operating expenses increased in the second quarter of 2005, but were down as a percentage of revenues. The increase reflected a continued increased investment in sales and marketing, information technology and research and development activities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million, or 29.1% of revenues in the second quarter of 2005, compared to $4.6 million, or 30.9% of revenues in the second quarter of 2004. The lower percentage reflects the increase in revenue on marginally higher quarter-over-quarter expenses. The slight increase in spending reflects the continued increased investment in sales and marketing and information technology.

        Research and Development Expenses. Research and development expenses increased $0.2 million, or 50%, to $0.6 million in the second quarter of 2005 primarily due to continued spending for significant development projects in our Product Sales segment. During the quarter, we continued to make substantial progress on development of an electronic reader (MEDTOXScan™) to be utilized with our devices in the hospital laboratory and emergency room market.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses decreased 14% to $0.3 million in the second quarter of 2005. The decrease was primarily due to lower interest expense, reflecting a reduction in average debt levels, as well as improved net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the three months ended June 30, 2005 and June 30, 2004 based upon an effective tax rate of 38%. At June 30, 2005, we had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of our net operating loss (NOL) carryforwards that will more likely than not expire unused in 2006 and future years. Should operating results for the remainder of 2005 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

	Six Months Ended				Year over Year
	June 30, 2005	% of Total Revenues	June 30, 2004	% of Total Revenues	$ Change	% Change
Revenues:

Laboratory Services	$24,068	76.3%	$21,715	75.8%	$2,353	11%

Product Sales	7,466	23.7%	6,932	24.2%	534	8%

Total Revenues	$31,534	100.0%	$28,647	100.0%	$2,887	10%

Total revenues increased 10% to $31.5 million for the six months ended June 30, 2005 compared to the corresponding period of the prior year.

In the Laboratory Services segment, revenues from workplace drugs-of-abuse testing increased 16% in the first six months of 2005 compared to the corresponding period of the prior year due to increased sample volume and stable pricing for our testing services. The increased sample volume was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy. Client and prospect interest in our development of our eChain® system for enhanced electronic results reporting and sample and donor tracking remains strong and significant progress on the development of eChain® was made during the first six months of the year. In addition, during the first quarter of 2005, we entered into contracts for collection and testing services with two of the largest national third-party administrators. Revenues from our Specialty Laboratory Services increased 2% with an increase in sample volume largely offset by a lower average price due to changing test mix. Our test mix was impacted by a reduced demand from hospitals and other laboratories for therapeutic drug monitoring services as these groups are bringing certain types of this testing in-house. We anticipate that our test mix may continue to be impacted by this factor.

In the Product Sales segment, sales of POC on-site testing products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 9% to $6.3 million during the first six months of 2005. This growth reflected strong sales of PROFILE®-II products, which grew 14% from the prior year period. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 2% from the prior year period, but showed improvement during the second quarter. During the second quarter, we also began selling our new lower detection POC testing device (Sure-Screen®) into the forensic market.

Sales of contract manufacturing services, microbiological and associated products increased 8% to $1.1 million in the first six months of 2005 and were positively impacted by the timing of the placement of orders from our two existing clients for these services. Product sales from agricultural diagnostic products were down $49,000, or 30%, due to decreased purchases by the U.S. Department of Agriculture (USDA). The USDA’s need for our products varies from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

	Six Months Ended				Year over Year
	June 30, 2005	% of Total Revenues	June 30, 2004	% of Total Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$14,975	62.2%	$13,583	62.6%	$1,392	10%

Cost of Sales	3,117	41.7%	2,710	39.1%	407	15%

Total Cost of Revenues	$18,092	57.4%	$16,293	56.9%	$1,799	11%

Consolidated gross margin decreased to 42.6% of revenues for the six months ended June 30, 2005, compared to 43.1% of revenues for the same period in 2004. The decrease was due to a decline in Product Sales’ gross margin, partially offset by a slight improvement in Laboratory Services’ gross margin.

Laboratory Services gross margin was 37.8% for the six months ended June 30, 2005, up from 37.4% for the same period in 2004. The margin improvement was attributable to increased revenues from additional testing volume through the current infrastructure. We also continued the implementation of LEAN initiatives within our Specialty Laboratory Services.

Gross margin from Product Sales declined to 58.3% for the six months ended June 30, 2005, from 60.9% in the comparable period of 2004, largely due to the continued impact of costs associated with the transition to a new and improved product format for our PROFILE®-II product line. The new product began shipping late in the first quarter of 2005. We also continued the implementation of LEAN initiatives in our manufacturing processes of our diagnostics operation.

Operating Expenses

	Six Months Ended				Year over Year
	June 30, 2005	% of Total Revenues	June 30, 2004	% of Total Revenues	$ Change	% Change
Operating Expenses:

Selling, general and
administrative	$9,244	29.3%	$8,913	31.1%	$331	4%

Research and development	1,236	3.9%	835	2.9%	401	48%

Total Operating Expenses	$10,480	33.2%	9,748	34.0%	$732	8%

Operating expenses increased in the first six months of 2005, but were down as a percentage of revenues. The increase reflected a continued increased investment in sales and marketing, information technology and research and development activities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.2 million, or 29.3% of revenues in the first six months of 2005, compared to $8.9 million, or 31.1% of revenues in same period of 2004. The lower percentage reflects the increase in revenue on marginally higher year-over-year expenses. The slight increase in spending reflects the continued increased investment in sales and marketing and information technology.

        Research and Development Expenses. Research and development expenses increased $0.4 million, or 48%, to $1.2 million in the first six months of 2005 primarily due to continued spending for significant development projects in our Product Sales segment. During the year, we completed enhancements to PROFILE®-II, PROFILE®-II A, and PROFILE-II ER® products that shorten run times, darken line intensity, improve readability and extend the positive result hold time; filed a 510(k) application with the FDA for Sure-Screen®, which is a POC test intended to provide significantly lower detection levels for eight commonly abused drugs, initially targeted at the probation, parole and rehabilitation markets; and made substantial progress on development of an electronic reader (MEDTOXScan™) to be utilized with our devices in the hospital laboratory and emergency room market.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses decreased 15% to $0.6 million in the first six months of 2005. The decrease was primarily due to lower interest expense, reflecting a reduction in average debt levels, as well as improved net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the six months ended June 30, 2005 and June 30, 2004 based upon an effective tax rate of 38%. At June 30, 2005, we had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of our net operating loss (NOL) carryforwards that will more likely than not expire unused in 2006 and future years. Should operating results for the remainder of 2005 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at June 30, 2005 were $1.0 million, compared to $0.3 million at December 31, 2004.

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2005 compared to $3.8 million for the same period of 2004. The decrease was primarily due to a significant increase in accounts receivable from December 31, 2004 to June 30, 2005 due to strong May and June, 2005 sales.

Net cash used in investing activities, consisting primarily of capital expenditures, was $2.0 million for the six months ended June 30, 2005 compared to $2.7 million in the same period of 2004. The increased spending in 2004 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2005, compared to net cash used in financing activities of $1.5 million in the prior year period. The change was primarily due to increased use of the revolving credit facility and $0.3 million in new financing activity for the purchase of capital equipment in 2005. We made payments on long-term debt of $0.8 million and $1.1 million during the six months ended June 30, 2005 and 2004, respectively.

We are party to a credit security agreement (the Wells Fargo Credit Agreement) with Wells Fargo Business Credit, Inc. (Wells Fargo). The Wells Fargo Credit Agreement, as amended, consists of (i) a revolving line of credit, payable on demand, of not more than $8.0 million or 85% of our eligible trade accounts receivable bearing interest at prime + 1%; and (ii) a capex note of up to $1.5 million for the purchase of capital equipment bearing interest at prime + 0.75%. According to the terms of the agreement, the capex note may be amended, supplemented or restated from time to time and is generally done so on an annual basis.

The Wells Fargo Credit Agreement requires us to comply with certain financial covenants, including a minimum annual debt service coverage ratio and minimum quarterly pre-tax net income levels. It also sets a maximum quarterly level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At June 30, 2005, we were in compliance with the financial covenants of the Wells Fargo Credit Agreement.

We are relying on expected positive cash flow from operations and our line of credit to fund our future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of June 30, 2005, we had total borrowing capacity of $8.0 million on our line of credit, of which $6.1 million was borrowed, leaving a net availability of $1.9 million.

In the short term, we believe that the aforementioned capital will be sufficient to fund our planned operations through the remainder of 2005. While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2005, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

In connection with our private placements in July and August 2000, we issued warrants, exercisable for an aggregate of 1,120,439 shares of our common stock for a five-year period from the time of issuance at an exercise price of $6.75. At June 30, 2005, we had 1,101,919 warrants outstanding. In July 2005, warrants to acquire 405,514 common shares were exercised, resulting in proceeds of approximately $2.7 million. 497,581 warrants expired without being exercised on July 31, 2005. The remaining 198,824 warrants will expire on August 31, 2005 if not exercised. We would receive aggregate proceeds of approximately $1.3 million in the event of the exercise of all remaining outstanding warrants.

We continue to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenue from sales of our existing products and services (iii) developing new products and services, as well as (iv) continuing to selectively pursue synergistic acquisitions to increase our critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that we will be profitable.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of June 30, 2005:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt (1)	$10,897	$1,715	$2,234	$1,174	$5,774
Capital lease obligations (1)	81	48	33	--	--
Operating leases	4,824	684	1,487	789	1,864
Deferred compensation obligations	828	828	--	--	--

Total contractual obligations	$16,630	$3,275	$3,754	$1,963	$7,638

(1)     Amounts include interest payments based upon contractual or prevailing interest rates.

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices has been primarily limited to salary, laboratory and operating supplies and rent increases and has historically not been material to our operations. In the future, we may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although we are responding to these concerns by refocusing the laboratory operations towards higher margin testing (including clinical and pharmaceutical trials) as well as emphasizing the marketing, sales and operations of the Product Sales business.

Seasonality

We believe that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the summer months, year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing net revenues and cash flow.

Impact of New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for us on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in our statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for us on January 1, 2006. We are currently in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 will be effective for us on July 1, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2005. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4:  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS. Inapplicable ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	-	-	-	-
May 1-31, 2005	-	-	-	-
June 1-30, 2005	13,500	$6.61	-	-

Total	13,500	$6.61

(a)   Represents shares of common stock acquired in the open market and contributed to the Company’s Long-Term Incentive Plan.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES.  Inapplicable

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on April 28, 2005.

Proposal No. 1: The stockholders elected each of the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

Director's Name	Votes For	Votes Withheld
Richard J. Braun	6,758,780	208,017

Proposal No. 2: The stockholders approved the amendment to Article FOURTH of the Company’s Certificate of Incorporation to increase its number of authorized shares of Common Stock from 14,400,000 to 28,000,000 shares, with the following votes:

For	Against	Abstentions
5,975,515	974,465	11,814

During the second quarter of 2005, no other matters were submitted to a vote of the securities holders of the Company.

26
ITEM 5 OTHER INFORMATION. Inapplicable ITEM 6 EXHIBITS. See Exhibit Index on page following signature page 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	August 9, 2005
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	August 9, 2005
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	August 9, 2005
Angela M. Lacis	(Principal Accounting Officer)

28

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED JUNE 30, 2005

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

29