Form 10-Q
period 2005-09-30
MEDTOX SCIENTIFIC INC
filed 2005-11-02
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes            No       X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No       X

The number of shares of Common Stock, $0.15 par value per share, outstanding as of October 25, 2005, was 8,141,245.

MEDTOX SCIENTIFIC, INC. INDEX

2

PART I       FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Laboratory services	$12,740	$10,979	$36,808	$32,694
Product sales	3,773	3,494	11,239	10,426

	16,513	14,473	48,047	43,120
COST OF REVENUES:
Cost of services	7,783	7,055	22,758	20,638
Cost of sales	1,470	1,386	4,587	4,096

	9,253	8,441	27,345	24,734

GROSS PROFIT	7,260	6,032	20,702	18,386

OPERATING EXPENSES:
Selling, general and administrative	5,020	4,397	14,264	13,310
Research and development	552	354	1,788	1,189

	5,572	4,751	16,052	14,499

INCOME FROM OPERATIONS	1,688	1,281	4,650	3,887

OTHER INCOME (EXPENSE):
Interest expense	(182)	(264)	(620)	(790)
Other expense, net	(175)	(99)	(383)	(337)

	(357)	(363)	(1,003)	(1,127)

INCOME BEFORE INCOME TAX EXPENSE	1,331	918	3,647	2,760

INCOME TAX EXPENSE	(506)	(349)	(1,386)	(1,049)

NET INCOME	$825	$569	$2,261	$1,711

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.08	$0.30	$0.23

DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.07	$0.28	$0.22

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	7,896,777	7,444,973	7,662,716	7,451,174
Diluted	8,324,880	7,930,347	8,094,210	7,806,901
See Notes to Consolidated Financial Statements (Unaudited). 3

MEDTOX SCIENTIFIC, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674	$263
Accounts receivable:
Trade, less allowance for doubtful accounts ($563 in 2005 and $734 in 2004)	10,828	8,084
Other	183	203

Total accounts receivable	11,011	8,287
Inventories	3,074	3,624
Prepaid expenses and other	973	1,293
Deferred income taxes	1,531	1,531

Total current assets	17,263	14,998
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	17,753	16,348
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,326	1,608
DEFERRED INCOME TAXES, net	5,347	6,733
OTHER ASSETS	433	306

TOTAL ASSETS	$58,089	$55,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$1,132	$4,690
Accounts payable	2,109	1,661
Accrued expenses	4,319	4,188
Current portion of long-term debt	1,032	1,469
Current portion of capital leases	24	73

Total current liabilities	8,616	12,081
LONG-TERM DEBT, net of current portion	5,600	6,050
OTHER LONG-TERM LIABILITIES	219	--
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	26	40
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value per share; authorized shares, 50,000; none
issued and outstanding	--	--
Common stock, $0.15 par value per share; authorized shares, 28,000,000; issued
and outstanding shares, 8,147,745 in 2005 and 7,534,842 in 2004	1,222	1,130
Additional paid-in capital	85,690	81,693
Deferred stock-based compensation	(331)	(508)
Accumulated deficit	(42,089)	(44,350)
Common stock held in trust	(688)	--
Treasury stock	(176)	(176)

Total stockholders' equity	43,628	37,789

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,089	$55,960

See Notes to Consolidated Financial Statements (Unaudited). 4

MEDTOX SCIENTIFIC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,261	$1,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,364	2,332
Provision for losses on accounts receivable	468	210
Loss on sale of equipment	1	7
Deferred compensation	430	336
Deferred income taxes	1,386	1,049
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	(1,079)
Inventories	550	17
Prepaid expenses and other current assets	320	610
Other assets	(127)	12
Accounts payable and accrued expenses	(99)	(50)

Net cash provided by operating activities	4,362	5,155

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,781)	(3,447)
Purchase of customer list	(27)	(169)
Proceeds from sale of equipment	--	46

Net cash used in investing activities	(2,808)	(3,570)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds (payments) on revolving credit facility	(3,558)	384
Proceeds from long-term debt	300	--
Principal payments on long-term debt	(1,187)	(2,481)
Principal payments on capital leases	(63)	(55)
Purchase of common stock	(688)	--
Net proceeds from sale of common stock	4,172	547
Payment of taxes from traded shares	(119)	(149)

Net cash used in financing activities	(1,143)	(1,754)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	411	(169)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	263	711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$674	$542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$637	$789
Taxes	189	34

Supplemental noncash activities:
Asset additions and related obligations	$678	--

See Notes to Consolidated Financial Statements (Unaudited). 5

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had the Company determined compensation expense for its stock options under SFAS No. 123, (as amended by SFAS No. 148), the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Net income ......................................	As reported	$825	$569	$2,261	$1,711
Less: Total stock-based compensation
expense, net of related tax effect		(33)	(60)	(100)	(214)

	Pro forma	792	509	2,161	1,497

Basic earnings per share...............	As reported	$0.10	$0.08	$0.30	$0.23
	Pro forma	0.10	0.07	0.28	0.20

Diluted earnings per share............	As reported	$0.10	$0.07	$0.28	$0.22
	Pro forma	0.10	0.06	0.27	0.19

6

New Accounting Standards – In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for the Company on January 1, 2006.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 was effective on July 1, 2005. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

2.    SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses and courier delivery, and medical surveillance. The Product Sales segment consists of MEDTOX Diagnostics, Inc., which includes point-of-collection testing (POCT) disposable diagnostics devices. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, VERDICT®-II, and SURE-SCREEN®, in addition to a variety of agricultural testing products. MEDTOX Diagnostics, Inc. also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer synergistic, but different products and services. They are managed separately, as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Laboratory Services:

Revenues	$12,740	$10,979	$36,808	$32,694
Depreciation and amortization	650	692	1,955	1,900
Income from operations	1,365	795	3,909	2,727
Segment assets	44,418	41,706	44,418	41,706
Capital expenditures for segment assets	817	675	2,509	3,152

Product Sales:

Revenues	$3,773	$3,494	$11,239	$10,426
Depreciation and amortization	133	144	409	432
Income from operations	323	486	741	1,160
Segment assets	6,793	6,858	6,793	6,858
Capital expenditures for segment assets	17	139	272	295

Corporate (unallocated):

Other expense	$(357)	$(363)	$(1,003)	$(1,127)
Deferred tax assets, net	6,878	8,286	6,878	8,286

Consolidated:

Revenues	$16,513	$14,473	$48,047	$43,120
Depreciation and amortization	783	836	2,364	2,332
Income from operations	1,688	1,281	4,650	3,887
Other expense	(357)	(363)	(1,003)	(1,127)
Income before income tax expense	1,331	918	3,647	2,760
Total assets	58,089	56,850	58,089	56,850
Capital expenditures for assets	834	814	2,781	3,447

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Workplace drugs-of-abuse	$8,242	$7,228	$24,303	$21,050
Other specialty laboratory services	4,498	3,751	12,505	11,644

	$12,740	$10,979	$36,808	$32,694

8
The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
POCT products	$3,247	$2,890	$9,519	$8,658
Contract manufacturing services	483	582	1,561	1,581
Other diagnostic products	43	22	159	187

	$3,773	$3,494	$11,239	$10,426

3. INVENTORIES Inventories consisted of the following:

(In thousands)	September 30, 2005	December 31, 2004
Raw materials	$875	$984
Work in process	350	344
Finished goods	322	627
Supplies, including off-site inventory	1,527	1,669

	$3,074	$3,624

4. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (A)	$825	$569	$2,261	$1,711

Weighted average number of basic
common shares outstanding (B)	7,896,777	7,444,973	7,662,716	7,451,174
Dilutive effect of stock options and warrants
computed based on the treasury stock
method using average market price	428,103	485,374	431,494	355,726

Weighted average number of diluted
common shares outstanding (C)	8,324,880	7,930,347	8,094,210	7,806,901

Basic earnings per common share (A/B)	$0.10	$0.08	$0.30	$0.23

Diluted earnings per common share (A/C)	$0.10	$0.07	$0.28	$0.22

Options and warrants to purchase 8,589, 8,589, 8,682 and 1,338,243 shares of common stock were outstanding during the three and nine months ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

5.     INCOME TAXES

At December 31, 2004, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $26.1 million and $28.2 million, respectively, which are available to offset future taxable income.  The Company’s federal and state NOLs expire in varying amounts each year from 2005 through 2023 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s projected future taxable income, the timing of expiring NOLs, and the Company’s tax planning strategies.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused. At September 30, 2005, the Company had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of its NOL carryforwards that will more likely than not expire unused in 2006 and future years.

6.     STOCKHOLDERS’ EQUITY

Conversion of Warrants — In connection with the Company’s private placements in July and August 2000, the Company issued warrants, exercisable for an aggregate of 1,120,439 shares of its common stock for a five-year period from the time of issuance at an exercise price of $6.75. The Company issued a total of 604,589 shares of its common stock in 2005, upon exercise of such warrants, resulting in proceeds of approximately $4.1 million. The remaining shares underlying the exercised warrants were issued in December 2004. Warrants exercisable for an aggregate of 511,219 shares expired in July or August 2005 without being exercised.

Deferred Compensation Plan — In December 2004, the Company adopted the Long-Term Incentive Plan (LTIP) to provide performance based compensation to selected executives. Under the LTIP, an executive becomes eligible for an annual long-term incentive contribution amount based upon performance objectives established by the Compensation Committee of the Board of Directors. Annual contribution amounts are subject to a three-year restriction period with a risk of forfeiture if a participant terminates service prior to becoming vested. Participants may elect to allocate LTIP awards in investment options authorized by the Committee, including shares of the Company’s stock.

The Compensation Committee determined the total 2005 contribution amount to be $688,000 allocated among all participants. All LTIP participants elected to allocate their 2005 contribution amounts to Company stock, and accordingly, the future payment of benefits will be settled by delivery of a fixed number of shares of stock. To fund the 2005 contribution amount, the Company purchased $688,000 or 94,874 shares of its own stock from June through September 2005, which was contributed to a grantor trust. Of the total stock purchased, 59,000 shares were purchased in the open market and 35,874 shares were purchased from an officer of the Company (at the closing market price on the American Stock Exchange on August 4, 2005). The acquired stock was recorded as unearned compensation in the equity section of the consolidated balance sheet. In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the deferred compensation in the form of the Company’s stock was recorded at historical cost and classified as Common Stock Held in Trust. The Company will record compensation expense on a straight-line basis over the three-year vesting period (April 1, 2005 through March 31, 2008 for the 2005 contribution amount per the LTIP agreement), which is recorded as a deferred compensation obligation in the Other Long-Term Liability section of the balance sheet. The Company recorded approximately $57,000 and $115,000 of compensation expense during the three and nine months ended September 30, 2005, respectively, in conjunction with the LTIP.

7.     CONTINGENCIES

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

The following is a bullet point listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

o	increased competition, including price competition

o	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

o	changes in business strategy or development plans

o	technological, evolving industry standards, or regulatory developments that could affect or delay the sale of our products

o	risks and uncertainties with respect to our patents and proprietary rights including:

12
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

o	our inability to obtain sufficient financing to continue to sustain or expand our operations

o	changes in demand for our services and products by our customers

o	our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers

o	adverse results in litigation matters

o	our ability to attract and retain experienced and qualified personnel

o	losses due to bad debt

The above listing should not be construed as exhaustive; we cannot predict all the factors that could cause results to differ materially from those indicated by the forward looking statements.

Executive Overview

We are engaged primarily in distinct, but very much related, businesses, which for financial reporting purposes are divided into two reportable segments: Laboratory Services and Product Sales. For financial information relating to our segments, see Note 2 of Notes to the Consolidated Financial Statements.

      Laboratory Services

Our “Laboratory Services” business segment includes the activities of our wholly-owned subsidiary, MEDTOX Laboratories, Inc. MEDTOX Laboratories, Inc. principally engages in forensic toxicology (primarily laboratory testing for identification of drugs-of-abuse), providing these services to private and public companies, drug treatment counseling centers, occupational health clinics and hospitals, as well as third party administrators.

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

      Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development manufacturing and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations and warehouse/distribution.

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

      Increased POCT Diagnostic Device Test Competition

We have experienced increased competition with respect to our POCT diagnostic tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices.

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

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services for customers. These services include data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service in development—e-Chain®, the first multi-purpose electronic chain-of-custody system in the market. Also in development is MEDTOXScan™, an electronic reader for our devices for use in hospital laboratories and emergency rooms. Recently, we introduced SURE-SCREEN®, a cup-based POCT device with significantly lower detection levels for eight drugs-of-abuse, into the forensic markets where FDA 510(k) marketing clearance is not required. On October 25, 2005, we received FDA 510(k) clearance for our SURE-SCREEN® device and will now be able to expand the markets into which it is sold. Specific markets to which SURE-SCREEN® will be targeted are, probation, parole, drug rehabilitation, hospital emergency departments, physician office clinics, laboratories, and corporate clients interested in lower detection levels for pre-employment testing. In the fourth quarter, we will also be introducing an integrated cup and testing device for sale to the workplace drug testing market. This new device will be in the same format as SURE-SCREEN®, with the higher detection levels typically used in the workplace drugs-of-abuse market.

We have committed to improve productivity and quality in our organization through LEAN and Six-Sigma processes. Our LEAN initiatives are designed to improve quality and productivity, cut costs and increase throughput. The LEAN process has already been implemented in our forensic laboratory and Product Sales segment, with measurable improvements in streamlining work flow. We are currently in the process of implementing LEAN initiatives in our Specialty Labs and Sales organization. Six-Sigma is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. We have implemented Six-Sigma across the organization addressing quality and variability in processes.

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

Our critical accounting policies are as follows:

Accounts Receivable:
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance as of September 30, 2005 was $10.8 million, net of allowance for doubtful accounts of $0.6 million.

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

Off-Site Supplies Inventory:
Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At September 30, 2005, off-site inventory was $0.9 million. The process for valuing off-site inventory involves significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At September 30, 2005, we had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of our NOL carryforwards that will more likely than not expire unused in 2006 and future years. The valuation allowance is based on management’s estimate of future taxable income, the period over which NOLs will be recoverable, and tax planning strategies. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and improving our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the third quarter of 2005 we were able to achieve solid revenue growth and improved gross margins. During the first nine months of this year, we have made positive strides on all three fronts.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

	Three Months Ended				Quarter over Quarter
	September 30, 2005	% of Total Revenues	September 30, 2004	% of Total Revenues	$ Change	% Change
Revenues:

Laboratory Services	$12,740	77.2%	$10,979	75.9%	$1,761	16%

Product Sales	3,773	22.8%	3,494	24.1%	279	8%

Total Revenues	$16,513	100.0%	$14,473	100.0%	$2,040	14%

Total revenues increased by 14% for the three months ended September 30, 2005 compared to the corresponding period of the prior year. Our Laboratory Services revenues were $12.7 million, approximately 77% of total revenues in the quarter (a slight increase compared to the third quarter of 2004).

In the Laboratory Services segment, revenues from workplace drugs-of-abuse testing increased 14% in the third quarter of 2005 compared to the corresponding period of the prior year due to an increase in sample volume, partially offset by a decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter to quarter depending on client mix. Test price can vary by client based on the amount of confirmation testing and transportation charges associated with the client’s workplace drugs-of-abuse samples. Our increased sample volume during the quarter was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy.

Revenues from our Specialty Laboratory Services increased 20% to $4.5 million in the third quarter due to strong growth in testing for our clinical trial services. Overall, our clinical trial services have grown steadily from quarter to quarter during 2005. However, revenues from these services can fluctuate from quarter to quarter depending on the actual timing of clinical trials as shown in the table below:

Revenues from Specialty Laboratory Services:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:

2005	$3,775	$4,232	$4,498	NA

2004	3,737	4,156	3,751	$3,661

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 12% to $3.2 million in the third quarter of 2005. This growth reflected strong sales of PROFILE®-II products, which grew 14% from the prior year period. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were flat with the prior year period. During the quarter, we also continued the introduction of our new lower detection POCT device (SURE-SCREEN®) into the forensic market.

Sales of contract manufacturing services, microbiological and associated products decreased 17% to $0.5 million in the quarter and were impacted by the timing of the placement of orders from our two existing clients for these services. Product sales from agricultural diagnostic products were up $21,000, or 96%, due to increased purchases by the U.S. Department of Agriculture (USDA). The USDA’s need for our products varies from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

	Three Months Ended				Quarter over Quarter
	September 30, 2005	% of Revenues	September 30, 2004	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$7,783	61.1%	$7,055	64.3%	$728	10%

Cost of Sales	1,470	39.0%	1,386	39.7%	84	6%

Total Cost of
Revenues	$9,253	56.0%	$8,441	58.3%	$812	10%

Consolidated gross margin increased to 44.0% of revenues for the third quarter of 2005, compared to 41.7% of revenues for the same period in 2004. The increase was driven by improvement in both Laboratory Services’ and Product Sales’ gross margins.

Laboratory Services gross margin was 38.9% for third quarter of 2005, up from 35.7% for the same period in 2004. The margin improvement was attributable to increased revenues from additional testing volume through the current infrastructure. We also continued the implementation of LEAN initiatives within our Specialty Laboratory Services.

Gross margin from Product Sales improved slightly to 61.0% for the third quarter of 2005, from 60.3% in the comparable period of 2004. Our margin benefited from increased volume and from the elimination of costs incurred earlier in the year associated with the transition to a new and improved product format for our PROFILE®-II product line. We also continued the implementation of LEAN initiatives in our manufacturing processes of our diagnostics operation.

Operating Expenses

	Three Months Ended				Quarter over Quarter
	September 30, 2005	% of Total Revenues	September 30, 2004	% of Total Revenues	$ Change	% Change
Operating Expenses:

Selling, general and
administrative	$5,020	30.4%	$4,397	30.4%	$623	14%

Research and
development	552	3.3%	354	2.4%	198	56%

Total Operating
Expenses	$5,572	33.7%	$4,751	32.8%	$821	17%

Operating expenses increased in the third quarter of 2005, but were held constant as a percentage of revenues. The increase reflected a continued increased investment in sales and marketing, information technology and research and development activities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.0 million in the third quarter of 2005 compared to $4.4 million in the third quarter of 2004, but remained constant at 30.4% of revenues. The increase in spending reflects the continued increased investment in sales and marketing and information technology, as well as higher bad debt expense. Our increased sales and marketing expense was primarily associated with higher performance-based compensation related to the increase in revenues. Bad debt expense, although up slightly in the third quarter, is anticipated to continue to run at our historical level of around 1% of revenues for the year.

        Research and Development Expenses. Research and development expenses increased $0.2 million, or 56%, to $0.6 million in the third quarter of 2005 primarily due to continued spending for significant development projects in our Product Sales segment. During the quarter, we continued to make substantial progress on development of an electronic reader (MEDTOXScan™) with production units scheduled to be available late in the first quarter of 2006. The MEDTOXScan™ is expected to be utilized with our devices in the hospital laboratory and emergency room market.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. Other expenses of $0.4 million in the third quarter of 2005 were comparable to the third quarter of last year. Interest expense was down due to lower average debt levels, which was offset by reduced net operating results of New Brighton Business Center, LLC.

Income Taxes

We recorded a tax provision for the three months ended September 30, 2005 and September 30, 2004 based upon an effective tax rate of 38%. At September 30, 2005, we had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of our net operating loss (NOL) carryforwards that will more likely than not expire unused in 2006 and future years. Should operating results for the remainder of 2005 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

	Nine Months Ended				Period over Period
	September 30, 2005	% of Total Revenues	September 30, 2004	% of Total Revenues	$ Change	% Change
Revenues:

Laboratory Services	$36,808	76.6%	$32,694	75.8%	$4,114	13%

Product Sales	11,239	23.4%	10,426	24.2%	813	8%

Total Revenues	$48,047	100.0%	$43,120	100.0%	$4,927	11%

Total revenues increased 11% to $48.0 million for the nine months ended September 30, 2005 compared to the corresponding period of the prior year.

In the Laboratory Services segment, revenues from workplace drugs-of-abuse testing increased 15% in the first nine months of 2005 compared to the corresponding period of the prior year due to increased sample volume and stable pricing for our testing services. The increased sample volume was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy. Client and prospect interest in our development of our eChain® system for enhanced electronic results reporting and sample and donor tracking remains strong and significant progress on the development of eChain® was made during the year. In addition, during the first quarter of 2005, we entered into contracts for collection and testing services with two of the largest national third-party administrators. Revenues from our Specialty Laboratory Services increased 7% with an increase in sample volume from clinical trial services partially offset by reduced sample volume from therapeutic drug monitoring as hospitals and other laboratories brought certain types of this testing in-house last year. The decline in therapeutic drug monitoring samples has resulted in a lower average price for our Specialty Laboratory Services year over year. Pricing for our Specialty Laboratory Services has stabilized during the current year from quarter to quarter.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, VERDICT®-II, and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 10% to $9.5 million during the first nine months of 2005. This growth reflected strong sales of PROFILE®-II products, which grew 14% from the prior year period. Sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 1% from the prior year period. During the second quarter, we also began selling our new lower detection POCT device (SURE-SCREEN®) into the forensic market.

Sales of contract manufacturing services, microbiological and associated products decreased 1% to $1.6 million in the first nine months of 2005. Product sales from agricultural diagnostic products were down $28,000, or 15%, due to decreased purchases by the U.S. Department of Agriculture (USDA). The USDA’s need for our products varies from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

	Nine Months Ended				Period over Period
	September 30, 2005	% of Revenues	September 30, 2004	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$22,758	61.8%	$20,638	63.1%	$2,120	10%

Cost of Sales	4,587	40.8%	4,096	39.3%	491	12%

Total Cost of
Revenues	$27,345	56.9%	$24,734	57.4%	$2,611	11%

Consolidated gross margin increased to 43.1% of revenues for the nine months ended September 30, 2005, compared to 42.6% of revenues for the same period in 2004. The increase was due to improvement in Laboratory Services’ gross margin, partially offset by a decline in Product Sales’ gross margin.

Laboratory Services gross margin was 38.2% for the nine months ended September 30, 2005, up from 36.9% for the same period in 2004. The margin improvement was attributable to increased revenues from additional testing volume through the current infrastructure. We also continued the implementation of LEAN initiatives within our Specialty Laboratory Services.

Gross margin from Product Sales declined to 59.2% for the nine months ended September 30, 2005, from 60.7% in the comparable period of 2004, largely due to the impact of costs associated with the transition to a new and improved product format for our PROFILE®-II product line during the first half of the year. The new product began shipping late in the first quarter of 2005. We also continued the implementation of LEAN initiatives in our manufacturing processes of our diagnostics operation.

Operating Expenses

	Nine Months Ended				Period over Period
	September 30, 2005	% of Total Revenues	September 30, 2004	% of Total Revenues	$ Change	% Change
Operating Expenses:

Selling, general and
Administrative	$14,264	29.7%	$13,310	30.9%	$954	7%

Research and
Development	1,788	3.7%	1,189	2.7%	599	50%

Total Operating
Expenses	$16,052	33.4%	$14,499	33.6%	$1,553	11%

22

Operating expenses increased in the first nine months of 2005, but were down slightly as a percentage of revenues. The increase reflected a continued increased investment in sales and marketing, information technology and research and development activities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.3 million, or 29.7% of revenues in the first nine months of 2005, compared to $13.3 million, or 30.9% of revenues in same period of 2004. The lower percentage reflects the increase in revenue on marginally higher year-over-year expenses. The increase in spending reflects the continued increased investment in sales and marketing and information technology, as well as higher bad debt expense. Our increased sales and marketing expense was primarily associated with higher performance-based compensation related to the increase in revenues. Although bad debt expense increased slightly in the third quarter, it is anticipated to continue to run at our historical level of around 1% of revenues for the entire year.

        Research and Development Expenses. Research and development expenses increased $0.6 million, or 50%, to $1.8 million in the first nine months of 2005 primarily due to continued spending for significant development projects in our Product Sales segment. During the year, we completed enhancements to PROFILE®-II, PROFILE®-II A, and PROFILE-II ER® products that shorten run times, darken line intensity, improve readability and extend the positive result hold time; filed a 510(k) application with the FDA for SURE-SCREEN®, which is a POCT device intended to provide significantly lower detection levels for eight commonly abused drugs, initially targeted at the probation, parole and rehabilitation markets; and made substantial progress on development of an electronic reader (MEDTOXScan™) expected to be utilized with our devices in the hospital laboratory and emergency room market.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses decreased 11% to $1.0 million in the first nine months of 2005. The decrease was primarily due to lower interest expense, reflecting a reduction in average debt levels, partially offset by reduced net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the nine months ended September 30, 2005 and September 30, 2004 based upon an effective tax rate of 38%. At September 30, 2005, we had a valuation allowance on deferred tax assets of $0.9 million, which represents the portion of our net operating loss (NOL) carryforwards that will more likely than not expire unused in 2006 and future years. Should operating results for the remainder of 2005 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at September 30, 2005 were $0.7 million, compared to $0.3 million at December 31, 2004.

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2005 compared to $5.2 million for the same period of 2004. The decrease was primarily due to a significant increase in accounts receivable from December 31, 2004 to September 30, 2005 due to strong August and September 2005 sales. Our days sales outstanding was at 60 days for the third quarter of 2005 compared to 58 days in the third quarter of last year.

Net cash used in investing activities, consisting primarily of capital expenditures, was $2.8 million for the nine months ended September 30, 2005 compared to $3.6 million in the same period of 2004. The increased spending in 2004 reflects equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies.

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2005, compared to $1.8 million in the prior year period.

In 2005, we received proceeds of approximately $4.1 million from the exercise of warrants to acquire 604,589 common shares issued in connection with our private placements in July and August 2000. Of the 604,589 total shares issued in 2005, 590,700 were issued in the third quarter. The warrants were exercisable for a five-year period from the time of issuance at an exercise price of $6.75. In July or August 2005, warrants exercisable for an aggregate of 511,219 shares expired without being exercised. The proceeds received from the exercise of such warrants were used to reduce the amount outstanding on our revolving credit facility during the third quarter.

In 2005, we purchased 59,000 shares of our common stock in the open market and 35,874 shares of our common stock from an officer of our Company for a total cost of $688,000. The acquired stock was contributed to our Long-Term Incentive Plan.

We also made payments on long-term debt of $1.2 million and $2.5 million during the nine months ended September 30, 2005 and 2004, respectively.

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

The Wells Fargo Credit Agreement requires us to comply with certain financial covenants, including a minimum annual debt service coverage ratio and minimum quarterly pre-tax net income levels. It also sets a maximum quarterly level for capital expenditures, as well as a limitation on the year-over-year increase in compensation of any director, shareholder or consultant. At September 30, 2005, we were in compliance with the financial covenants of the Wells Fargo Credit Agreement.

We are relying on expected positive cash flow from operations and our line of credit to fund our future working capital and asset purchases. The amount available on the revolving line of credit is based primarily on the receivables of the Company and, as such, varies with accounts receivable. As of September 30, 2005, we had total borrowing capacity of $8.0 million on our line of credit, of which $1.1 million was borrowed, leaving a net availability of $6.9 million.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of September 30, 2005:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt (1)	$10,365	$1,476	$2,088	$1,174	$5,627

Capital lease obligations (1)	55	27	28	--	--

Operating leases	4,969	732	1,643	825	1,769

Total contractual obligations	$15,389	$2,235	$3,759	$1,999	$7,396

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

Impact of New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for the Company on January 1, 2006.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 was effective on July 1, 2005. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2005. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II    OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS. Inapplicable ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005	3,000	$6.98	-	-
August 1-31, 2005	70,374	$7.41	-	-
September 1-30, 2005	8,000	$7.10	-	-

Total	81,374	$7.36

(a)   Represents shares of common stock acquired in the open market or purchased from an officer of the Company and contributed to the Company’s Long-Term Incentive Plan.

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

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	November 2, 2005
Richard J. Braun	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	November 2, 2005
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	November 2, 2005
Angela M. Lacis	(Principal Accounting Officer)

29

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC. FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2005

Exhibit number	Description

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

30