Form 10-K
period 2005-12-31
MEDTOX SCIENTIFIC INC
filed 2006-03-17
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

See “Securities registered pursuant to Section 12(g) of the Act” immediately below.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.15 par value per share. Effective February 16, 2006, the Company’s common stock became listed on NASDAQ; such common stock had previously been listed on the American Stock Exchange. In connection with the change in the listing of the Company’s common stock, the Company registered the common stock under Section 12(g) of the Act but took no action to deregister such securities under Section 12(b).

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $52,937,000 on the closing price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2006
Common Stock, $0.15 par value per share	8,147,033 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 25, 2006 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. The factors that could affect our actual results include the following:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
•	other companies challenging our patents
•	patents issued to other companies that may harm our ability to do business
•	other companies designing around technologies we have developed
•	our inability to obtain appropriate licenses from third parties
•	our inability to protect our trade secrets
•	risk of infringement upon the proprietary rights of others
•	our inability to prevent others from infringing on our proprietary rights

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	other factors, including those set forth in Item 1A of this Annual Report on Form 10-K

Many factors could cause our actual results, performance or achievements to be materially different from those anticipated in our forward looking statements. Any written or oral forward looking statements made by us or on our behalf are subject to these factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Annual Report on Form 10-K as intended, planned, anticipated, believed, estimated or expected. The risk factors included in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

The forward looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

ITEM 1.	BUSINESS.

1.	General.

MEDTOX Scientific, Inc., a Delaware corporation, was organized in September 1986. MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc. and New Brighton Business Center, LLC are collectively referred to herein as the “Company”, “MEDTOX”, “we”, “us” or “our.”

We are engaged primarily in two distinct, but related businesses. MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services. MEDTOX Diagnostics, Inc. based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products. For the year ended December 31, 2005, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 77% and 23% of our consolidated revenues, respectively.

2.	Principal Services, Products, and Markets.

General. We have two reportable segments: “Laboratory Services,” which consists of the activities conducted by MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC, and “Product Sales,” conducted by MEDTOX Diagnostics, Inc. Laboratory Services include forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. The Product Sales segment includes sales of a variety of on-site screening products and contract manufacturing. For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Laboratory Services

A.            Workplace Drugs-of-Abuse Testing. As reflected in the table below, our Laboratory Services segment derives a substantial percentage of its revenues from the provision of laboratory testing services for the identification of drugs-of-abuse.

(In thousands)	2005	2004	2003

Workplace drugs-of-abuse testing revenues	$ 31,838	$ 27,913	$ 24,098

% of Laboratory Services revenues	66%	65%	61%

Industry analysts have estimated that the industry-wide revenues derived from workplace laboratory-based drugs-of-abuse testing in the United States amount to approximately $400 million. Information available from public sources highlights the motivations behind such testing. For example, the President’s Office of National Drug Control Policy estimated the cost of productivity losses to the U.S. economy due to drugs-of-abuse was over $128 billion in 2002. According to results of a National Institute of Drug Abuse-sponsored survey, drug-using employees are 2.2 times more likely to request early dismissal or time off, 2.5 times more likely to have absences of eight days or more, 3 times more likely to be late for work, 3.6 times more likely to be involved in a workplace accident, and 5 times more likely to file a workers’ compensation claim. We believe the percentage of employers with drug testing programs has remained fairly consistent over the last five years, with drug testing more prevalent among larger employers. A 2004 American Management Association survey reported the percentage of employers with drug testing programs at 62%.

Workplace drugs-of-abuse testing remains predominately laboratory-based. However, we are observing an increased use of on-site drug testing devices. We offer on-site drug testing devices through our Product Sales segment. Our sale of on-site drug testing devices also supports our Laboratory Services business as confirmation testing, logistics, data and program management services are often sold along with on-site testing devices.

Our customers for workplace substance abuse testing include public and private companies, as well as service firms such as drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

B.           Other Specialty Laboratory Services. As reflected in the table below, our Laboratory Services segment also derives revenues from the provision of other services, including: clinical toxicology; clinical testing for the pharmaceutical industry; heavy metal, trace element and solvent analyses; and logistics, data and program management services.

(In thousands)	2005	2004	2003

Other specialty laboratory services revenues	$ 16,744	$ 15,306	$ 15,326

% of Laboratory Services revenues	34%	35%	39%

The services we provide in these specialty niches within the clinical laboratory industry market enable us to leverage our core competencies and expertise.

Clinical Toxicology. We have a fully certified clinical toxicology reference laboratory specializing in esoteric therapeutic drug monitoring and emergency toxicology. Esoteric tests are more sophisticated tests used to obtain information not provided by routine tests and generally involve a higher level of complexity and more substantial human involvement than routine tests. The tests performed in the clinical laboratory are conducted using methodologies such as various immunoassays (a test that uses binding of antibodies to antigens to identify and measure certain substances), gas liquid chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry. Chromatography is a technique for separating, identifying and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. Mass spectrometry is a technique for analyzing the individual chemical components of substances by breaking molecules into multiple electrically charged ions that are then sorted for analysis according to their mass-to-charge ratios.

We perform analytical testing for a wide variety of drug classes including: analgesic, antianxiety, anticholinergic, anticoagulant, anticonvulsant, antidepressant, antidiabetic, antiemetic, antihistamine, antiinflammatory, antimicrobial, antipsychotic, bronchodilator, cardiovascular, stimulant, decongestant, immunosuppressant, local anesthetic, muscle relaxant, narcotic analgesic and sedative medications. Clients for our clinical toxicology services consist of hospitals, clinics and other laboratories.

Clinical Testing for the Pharmaceutical Industry. We provide general laboratory services, assay (test) development, bio-analytical and pharmacokinetic (a process by which a drug is absorbed, distributed, metabolized and eliminated by the body) testing for Phase I-IV clinical trials. Phase I clinical trials focus primarily on testing the safety of the drug and involve generally only a small number of patients. In Phase II trials, the results of people taking a new treatment are compared with results of people taking standard treatment or a placebo. A Phase II trial typically involves hundreds of patients. A Phase III trial involves several thousands of patients and is designed to further evaluate the efficacy and safety of the drug. Phase IV clinical trials involve further evaluation of the study drug generally after the drug is already approved and in the market place. These tests are performed in our clinical and GLP (Good Laboratory Practices)-bioanalytical laboratories and are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.

Clients for our clinical testing services include clinical trial sponsors (pharmaceutical and biotech companies), clinical research organizations (CROs), site management organizations (SMOs) that assist clinical trials sponsors, research organizations, and investigators with trial management, patient recruitment and enrollment and site management.

Heavy Metal, Trace Element, and Solvent Analyses. We operate a laboratory in which blood and urine are tested for heavy metals (for example, lead), trace elements and solvents. Our clients for these services are other laboratories, occupational health clinics, companies that are required to comply with OSHA (Occupational Safety and Health Administration) guidelines for monitoring occupational exposure to hazardous materials, and pediatricians who test children for exposure to lead. Current Centers for Medicare and Medicaid Services policy requires a screening blood lead test for all Medicaid-eligible children at 12 and 24 months of age. In addition, children over the age of 24 months, up to 72 months of age, should receive a screening lead test if there is no record of a previous test.

Logistics, Data, and Program Management Services. We also provide services in the areas of logistics management, data management and program management. These services support our underlying business of laboratory analysis and provide added value to our clients. Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of our WEBTOX® internet-based reporting system. In the data management area, we have a new service, eChain®, the first multi-purpose electronic chain-of-custody system in the market. We have initiated deployment of eChain® and we expect it to be in use in more than 1,000 specimen collection sites in 2006.

Product Sales

A.            Substance Abuse Testing Products. The table below reflects information regarding the revenues derived by our Product Sales segment during the last three years from the sale of point-of-collection testing (POCT) products for drugs-of-abuse, the primary component of Product Sales segment revenues.

(In thousands)	2005	2004	2003

POCT product revenues	$ 12,402	$ 11,246	$ 10,295

% of Product Sales revenues	86%	83%	85%

The primary markets for our point-of-collection screening products for drugs-of-abuse are workplace drugs-of-abuse testing, testing in support of hospital emergency departments, the criminal justice system and rehabilitation centers. In the workplace drugs-of-abuse market, we continue to observe some shift from laboratory-based testing to point-of-collection testing for clients in industries where the availability of test results in minutes provides added value. We manufacture and distribute our PROFILE®-II, PROFILE®-II A and PROFILE®-III point-of-collection screening products into this market. These products are often sold in conjunction with confirmation testing, logistic, data management, and program management services provided by our Laboratory Services segment. Our customers for substance abuse testing products include public and private companies, as well as occupational health clinics and third party administrators.

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® line of diagnostic drug screening products marketed to the hospital markets for drug detection in patients presenting in emergency rooms. The PROFILE-II ER® devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

•	amphetamines/methamphetamines/methylenedioxymethyl amphetamine (ecstasy, speed, crystal)
•	barbiturates (Phenobarbital)
•	benzodiazepines (Valium, Librium, Halcion)
•	cannabinoids/THC (pot, marijuana)
•	cocaine (crack)
•	methadone (Methadose)
•	opiates (heroin)
•	phencyclidine/PCP (angel dust)
•	propoxyphene (Darvon)
•	tricyclic antidepressants

We also manufacture and distribute diagnostic drug screening products within the criminal justice and drug rehabilitation markets. Our VERDICT®-II and SURE-SCREEN® product lines are primarily sold within these markets and are sold alone or as part of our comprehensive drug testing program solution, ClearCourse™. ClearCourse™ is a unique and comprehensive drug testing program that combines four essential components: Drug Abuse Recognition System (DARS™) training, SURE-SCREEN® on-site drug screening devices, laboratory based confirmation testing and WEBTOX® online data management.

The SURE-SCREEN® is a diagnostic device utilizing lowered drug cut-off levels that assists criminal justice agencies in their "no drug use" mandate and supports efforts at early intervention. The chart below shows the specific cut-offs for the SURE-SCREEN® device as compared to the traditional National Institute of Drug Abuse (NIDA) cut-offs:

Drug	Screening Cut-Off
	Traditional	SURE-SCREEN®
Amphetamine	1000 ng/ml	300 ng/ml
Methamphetamine	1000 ng/ml	300 ng/ml
Benzoylecgonine	300 ng/ml	100 ng/ml
Morphine	NA	100 ng/ml
Methadone	NA	200 ng/ml
Phencyclidine	25 ng/ml	25 ng/ml
Benzodiazepines	NA	200 ng/ml
Cannabinoids	50 ng/ml	40 ng/ml

B.            Contract Manufacturing Services and Other Diagnostic Products. In addition to the sale of POCT products for drugs-of-abuse, our Product Sales segment derives revenues from the manufacture of coagulation (blood clotting) market controls for various customers. We also distribute other diagnostic tests, including diagnostic tests for the detection of alcohol with the EZ-SCREEN® Breath Alcohol Test, as well as agricultural diagnostic products. Our agricultural diagnostic products are distributed to processing plants and the U.S. Department of Agriculture for the detection of antibiotic residues in meat and the identification of meat species. The table below reflects information regarding the revenues derived by our Product Sales segment from contract manufacturing services and the distribution of other diagnostic products.

(In thousands)	2005	2004	2003

Contract manufacturing services revenues	$ 1,840	$ 1,980	$ 1,416
% of Product Sales revenues	13%	15%	12%

Other diagnostic products revenues	$ 223	$ 291	$ 338
% of Product Sales revenues	1%	2%	3%

3.	Marketing and Sales.

We believe that the combined operations of the Laboratory Services business and the on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. We are in a position to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including (1) on-site tests for the detection of drugs-of-abuse; (2) SAMHSA (Substance Abuse Mental Health Services Administration) certified laboratory testing (screening and confirmation); (3) biological monitoring of occupational toxins; (4) consultation; and (5) logistics, data management and program management services.

We have expanded our sales effort in the pharmaceutical market by offering testing services for Phase I-IV clinical trials and working with sponsors and CROs on assay development and bio-analytical and pharmacokinetic studies. In addition, we have begun to market clinical diagnostic testing services to clinics, hospitals and physician offices on a regional basis. With the acquisition of Leadtech™ in October 2001, we have expanded our presence in the pediatric lead testing market.

We use several distribution channels to sell our products and services. We employ a direct sales force which consists of 25 sales representatives and four sales managers (one for each of our primary markets - workplace drugs-of-abuse, government, clinical testing and clinical trials). In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market. We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

We have a strategic relationship in the area of pediatric lead testing with Sustainable Resource Center (SRC), a not-for-profit organization dedicated to the eradication of lead exposure in homes within the United States. We provide monthly funding of approximately $5,000 to SRC which is primarily utilized for educational purposes.

We have developed strategic sales plans for each of the four primary markets served. These plans include the utilization of supporting materials for advertising and direct marketing efforts, lead generation activities and attending pertinent industry tradeshows.

Major Customers. We had no single customer whose sales amounted to more than 10% of our consolidated revenues during 2005, 2004 or 2003.

4.	New Products, Research and Development.

Laboratory Services. Our Laboratory Services’ research and development group develops assays for new drugs and compounds and new assays for existing drugs and other toxins, and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency. This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats. During 2005, this group developed and validated 40 new laboratory-based assays using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). These activities continue to enhance our test menu and ability to realize efficiencies of new technologies. A significant effort in 2005 was dedicated to the development of new tests for the pharmaceutical industry and clinical trials.

Product Sales. We continue to develop new and innovative products and services for the drug testing market. We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2005, we continued implementation of LEAN manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance. We can now offer a much greater degree of customization to our clients, both in terms of specific assays on a particular device, and the possibility of our supplying a “private label” device to large clients.

In 2005, we introduced our FDA 510(k)-cleared SURE-SCREEN® cup product which tests at sensitivity levels substantially lower than traditional levels. The drugs tested as part of the SURE-SCREEN® product line include THC, cocaine, opiates, amphetamine, methamphetamine, benzodiazepines, phencyclidine and methadone. Specific markets to which SURE-SCREEN® are targeted include probation, parole, drug rehabilitation, hospital emergency departments, medical clinics, laboratories, and corporate clients interested in lower detection levels for pre-employment testing. Clients in these markets are generally not bound by adherence to traditional drug sensitivity guidelines established by the federal government. In most cases, these clients are interested in determining whether there was a presence of drugs in a specimen at any level.

In 2005, we completed enhancements to our PROFILE®-II, PROFILE®-II A and PROFILE-II ER® products that shorten run times, darken line intensity, improve readability and extend the positive result hold time. Our enhanced product began shipping late in the first quarter of 2005.

In 2005, we made important strides in developing the MEDTOXScan™ electronic reader, which will allow more effective use of our POCT devices in hospital laboratory and emergency room settings. Production units of MEDTOXScan™ are currently expected to be available in the first half of 2006.

In late 2005, we introduced our PROFILE®-III cup product. This product tests for THC, cocaine, opiates, amphetamine, methamphetamine and PCP at standard SAMHSA sensitivity levels, and benzodiazepines, barbiturates, methadone, tricyclic antidepressants and propoxyphene at standard industry levels. The PROFILE®-III cup is targeted for the corporate and occupational health clinic markets. The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device. The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The PROFILE®-III cup design adds simplicity and time savings to the drug screening process.

Research and Development. We incurred costs of $2.3 million, $1.7 million, and $1.9 million for research and development activities in 2005, 2004, and 2003, respectively. Currently, we employ 16 scientists in research and development activities for the Laboratory Services and Product Sales segments.

Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

5.	Raw Materials.

Laboratory Services. The raw materials required by the laboratory for urine drug testing consist primarily of two types: specimen collection supplies and reagents for laboratory analysis. The collection supplies include drug testing custody and control forms that identify the specimen and the client, as well as document the chain-of-custody. Collection supplies also consist of specimen bottles and shipping supplies. Reagents for drug testing are primarily immunoassay screening products and various chemicals used for confirmation testing. We believe all of these materials are available at competitive prices from numerous suppliers.

Product Sales. The primary raw materials required for the immunoassay-based test kits produced by us consist of antibodies, antigens and other reagents, plastic molded devices, wicking materials, filter materials, absorbent materials and packaging materials. We maintain an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. The molds and tooling for plastic-molded components are owned by us, which provides supply chain management flexibility. We possess the technical capability to produce our own antibodies and antigens and have initiated production of antibodies and antigens for certain tests. Antibodies are part of the immune system and are proteins which are produced by white blood cells. Their task is to circulate in the body and to attach themselves to any foreign particles (antigen) which they may come across. If we were to change certain raw materials used in a specific test, additional development, validation and accompanying costs may be required to adapt the alternate material to the specific diagnostic test.

6.	Patents, Trademarks, Licensing and Other Proprietary Information.

Laboratory Services. We believe that the basic technologies requisite to the production of antibodies are in the public domain and are not patentable. We rely upon trade secret protection of certain proprietary information, rather than patents, where we believe disclosure could cause us to be vulnerable to competitors that could successfully replicate our techniques and processes.

Product Sales. We file patent applications to protect our intellectual property as it relates to our technologies, inventions and improvements which can be utilized in the development and manufacture of our Product Sales business. These patents relate to our core technologies and designs for diagnostic testing, screening and services. We hold ten United States issued patents with expiration dates ranging from 2007 to 2012.

General. At December 31, 2005, we held 17 registered trade names and/or trademarks in reference to our products and corporate names. Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2006 to 2014. Applications have also been made for additional trade names.

7.	Seasonality.

Laboratory Services. We believe that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the summer months, year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing revenues and cash flow.

Product Sales. We do not believe that seasonality is a significant factor in the sale of our on-site immunoassay testing devices.

8.	Backlog.

Laboratory Services. At December 31, 2005, MEDTOX Laboratories, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business. However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2005, we had several accounts that were in the process of being set up where revenues won’t be realized until 2006.

Product Sales. At December 31, 2005, MEDTOX Diagnostics, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services. Our Laboratory Services segment competes in a fragmented, though highly competitive, industry. At December 31, 2005, 47 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing. Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs. Competitors include Quest Diagnostics and Laboratory Corporation of America, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.

Our Laboratory Services segment competes on the basis of the reliability and accuracy of its test results, price structure, service, transportation and collection network, and the ability to establish relationships with hospitals, physicians and users of drug abuse testing programs. Many of the segment’s competitors and potential competitors have substantially greater financial and other resources than we do.

The laboratory services drugs-of-abuse industry is consolidating, with the consolidation being driven by customers’ desires to minimize the number of laboratories they work with, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise. Our ability to successfully compete in the future and maintain our margins will be based on our ability to maintain our quality and customer service while maintaining efficiencies and low cost operations.

Product Sales. Numerous large companies with greater research and development, marketing, financial and other capabilities, as well as smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which we produce our products.

The diagnostics market has become highly competitive with respect to the price, quality and ease of use of various tests, and is characterized by rapid technological changes. We have designed our diagnostic screening products to be inexpensive, on-site tests for use by unskilled personnel, and have not endeavored to compete with laboratory-based systems. These laboratory-based systems consist of bench-top auto analyzers that have fast, automated throughput. Our POCT devices are not designed to compete with such automated systems.

We have experienced increased competition with respect to our immunoassay tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices. Competitors of this nature in the government sector of our business include Phamatech, ACON,

Alfa Scientific, Princeton BioMeditech, American Bio Medica and ABI. In the hospital market, our competitors include Abbott Laboratories and BioSite.

10.	Government Regulation.

Our products and services are subject to the regulations of a number of governmental agencies as listed below. We believe we are currently in compliance with all applicable regulations. We cannot predict whether future changes in governmental regulations might significantly increase compliance costs or adversely affect the time or cost required to develop and introduce new products.

A.           Substance Abuse and Mental Health Services Administration (SAMHSA). MEDTOX Laboratories, Inc. has been certified by SAMHSA since 1988. SAMHSA certifies laboratories meeting strict standards under Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs. Continued certification is accomplished through periodic inspection by SAMHSA to assure compliance with applicable regulations. Without ongoing certification in this program, our laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs. Testing performed under the SAMHSA program comprises 25% to 30% of our workplace drug testing customer base.

B.          Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. In vitro diagnostic products are those reagents, instruments and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat or prevent disease or its complications. Such products are intended for use in the collection, preparation and examination of specimens taken from the human body. The FDA provides clear guidance that in vitro diagnostic devices used for workplace drug testing must be cleared by the FDA prior to being marketed. The FDA-regulated products we produce are in vitro diagnostic products subject to FDA clearance through the Federal Food, Drug and Cosmetic Act, Section 510(k) process, which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using our device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, we have received 510(k) clearance for 19 different products. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

As a registered manufacturer of FDA-regulated products, we are subject to a variety of FDA regulations including the Good Manufacturing Practices (GMP) regulations, which define the conditions under which FDA regulated products are to be produced. These regulations are enforced by the FDA and failure to comply with GMP or other FDA regulations can result in the delay of pre-market product reviews, fines, civil penalties, recalls, seizures, injunctions and/or criminal prosecution. With the exception of the forensic market, FDA clearance of our diagnostic products is required by our clients and regulatory agencies.

As an accredited laboratory performing testing for clinical trials, our laboratory is subject to FDA regulations including Good Laboratory Practices (GLP) and related requirements.

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

D.            Canadian Medical Devices Conformity Assessment System (CMDCAS). MEDTOX Diagnostics, Inc. maintains a quality system which satisfies the requirements for ensuring the safety and effectiveness of our products and meeting the customer needs in accordance with FDA requirements as described in 21 CFR Part 820 (Quality Systems), and that satisfies the requirements of the Canadian Medical Devices Regulations (CMDR) and CAN/CSA ISO 13485:1998 and ISO 9001:2003. Our product sales to Canada are immaterial to our overall operations.

CMDCAS addresses the quality system requirements found in the CMDR. To sell a medical device in Canada, manufacturers must meet the regulatory requirements as defined in the CMDR. The quality system implemented by the manufacturer for design and manufacture of medical devices must satisfy the quality system requirements of ISO 13485 and the manufacturer is required to have its quality system registered by an approved CMDCAS registrar. A CMDCAS approved registrar audits the manufacturer’s quality system to ISO 13485:1998 and ISO 9001:2003. MEDTOX Diagnostics, Inc. maintains a quality system fulfilling the requirements of EN ISO 13485 and CMDCAS ISO 13485, Quality Systems – Medical Devices and ISO 9001:2000 — Quality Management Systems – Requirements. MEDTOX Diagnostics, Inc. has been issued the TUV Rheinland Product Safety GmbH quality system certificate to EN ISO 13485:2000 and the TUV Rheinland of North America Inc. quality system certificate to ISO 13485 under CMDCAS.

E.            Centers for Medicare and Medicaid Services (CMS). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN®, PROFILE®, PROFILE®-II, PROFILE®-III, VERDICT® and VERDICT®-II drugs-of-abuse tests currently mar keted by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system, thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA-licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program.

F.             Health Insurance Portability and Accountability Act (HIPAA). MEDTOX Laboratories, Inc. is committed to safeguarding the privacy and confidentiality of its patients’ protected health information. Our policy is to be in compliance with the requirements of federal and Minnesota state law related to protecting the privacy of health information, including the Standards for Privacy of Individually Identifiable Health Information (45 CFR, Parts 160 and 164 - commonly called the “HIPAA Final Privacy Rule”). MEDTOX Laboratories, Inc. complies with out-of-state regulations as applicable. MEDTOX Laboratories, Inc. has compiled several policies and procedures that outline the steps that are taken to ensure compliance with the HIPAA privacy standards and Minnesota state laws related to protected health information. All employees receive appropriate training on these policies and procedures, and it is the responsibility of each individual to follow the policies and procedures in the performance of their jobs. The “Notice of Privacy Practices” and “HIPAA Privacy Policy” for MEDTOX Laboratories, Inc. are posted on our internet website (http://www.medtox.com).

G.           Additional Laboratory Regulations. MEDTOX Laboratories, Inc. and certain of its laboratory personnel are licensed or otherwise regulated by certain federal agencies, states and localities in which it conducts business. Federal, state and local laws and regulations require MEDTOX Laboratories, Inc., among other things, to meet standards governing the qualifications of laboratory owners and personnel, as well as the maintenance of proper records, facilities, equipment, test materials and quality control programs. In addition, the laboratories are subject to a number of other federal, state and local requirements that provide for inspection of laboratory facilities and participation in proficiency testing, as well as govern the transportation, packaging and labeling of specimens tested. The laboratories are also subject to laws and regulations prohibiting the unlawful rebate of fees and limiting the manner in which business may be solicited.

Our laboratory located in St. Paul, Minnesota receives and uses small quantities of hazardous chemicals and radioactive materials in its operations and is licensed to handle and dispose of such chemicals and materials. We comply with all federal, state and local regulations regarding the safe handling, storage and disposal of such chemicals and materials. Employees working with chemicals are trained initially regarding safe practices, procedures and policies and also participate in annual safety reviews. Periodic inspections by laboratory accrediting agencies and local authorities assure adherence to safe practices and compliance with applicable regulations.

11.	Product and Professional Liability.

Laboratory Services. Our laboratory testing services are primarily diagnostic and expose us to the risk of liability claims. Our laboratories have maintained continuous professional and general liability insurance since 1984. The insurance policy covers those amounts we are legally obligated to pay for damages resulting from a medical incident, which arises out of a failure to render professional services. To date, we have not paid any material amounts for claims of this type and no material professional service claims are currently pending.

Product Sales. Manufacturing and marketing of products by us entail a risk of product liability claims. Since 1993, we have maintained insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. The insurance policy covers damages that we are legally obligated to pay as a result of bodily injury and property damage. Consequently, for uncovered claims, we could be required to pay any and all costs associated with any product liability claims brought against us, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against us. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on us and exceed our ability to pay such damages. As of the date of filing this Annual Report on Form 10-K, no product liability claims are pending.

12.	Employees.

At December 31, 2005, we had a total of 402 full-time employee equivalents compared to 415 full-time employee equivalents at December 31, 2004.

Our employees are not covered by any collective bargaining agreements and we have not experienced any work stoppages. We believe that we maintain good relations with our employees.

13.	Available Information.

We make available free of charge on or through our internet website (http://www.medtox.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS.

We have a history of net losses and cannot be certain of future profitability.

We incurred net losses of $0.3 million and $2.6 million in 2003 and 2000, respectively. Although profitable in the other years since 2000, at December 31, 2005 we had an accumulated deficit of approximately $41.0 million reflecting our lack of profitability during much of the period we have been in business. A lack of profitability in the future would likely result in a decline in the value of our common stock.

A substantial portion of our revenue is derived from the provision of laboratory testing services for the identification of drugs-of-abuse, a business that is influenced by general economic conditions. As such, our operating results are subject to volatility.

Approximately 66% of our Laboratory Services segment’s revenues in 2005 was derived from the provision of laboratory testing services for the identification of drugs-of-abuse. We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future. This business is influenced by the strength of the U.S. economy. When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels. Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S. As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating, with the market forces driving such consolidation tending to favor the larger industry participants. We face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry. At December 31, 2005, 47 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. However, the laboratory services, drugs-of-abuse industry is consolidating, with the consolidation being driven by customers’ desires to minimize the number of laboratories they work with, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise. If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

We are experiencing increased competition in our Product Sales business segment. Such competition may have a negative effect on our business and future financial prospects.

We are experiencing increased competition, including increased price competition, in our Product Sales business segment. We have experienced increased competition with respect to our immunoassay tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices, particularly in the probation, parole and rehabilitation market. A further increase in competition may reduce our ability to compete in the diagnostic market and have a negative effect on our financial results and future prospects.

If reimbursement for our services by third party payors is reduced, our net revenues could diminish.

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Third party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. Government and other third party payors increasingly are limiting both coverage and the level of reimbursement for our services. In 2005 and 2004, third party payors accounted for approximately 4.7% and 5.4%, respectively, of our net revenues. A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors. Any pricing pressure exerted by these third party payors on our customers may, in turn, be exerted by our customers on us. If government and other third party payors do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.

If we fail to keep up with technological advancements and fail to develop our products, we may be at a competitive disadvantage and our products may become less attractive or obsolete.

The continuing changes in modern biotechnology could render our products or services as unmarketable or obsolete. These changes come in the form of technological innovation, changes in customer requirements, declining prices and evolving industry requirements. Historically, our product and service obsolescence has not had a material impact on our profitability. New products and services, as well as new technology, may render existing technology products and services obsolete, or too costly and unmarketable. If we do not commit the resources necessary to develop and sell products incorporating new technologies as demanded by our markets, our products and services may be rendered obsolete, impacting our revenues and profitability. Even with the development of new technologically advanced products and services, we cannot assure you that they will gain market acceptance. Lack of market acceptance for any of these products and services could reduce our revenues and negatively affect our profitability.

Our business and products are subject to stringent laws and regulations and if we are unable to comply, our business may be significantly harmed.

Our products and services are subject to the regulations of a number of governmental agencies as listed in Item I, “Business” under the heading “10. Government Regulation.” We cannot predict whether future changes in governmental regulations might significantly increase compliance costs or adversely affect the time or cost required to develop and introduce new products. In addition, our products are or may become subject to foreign regulations. If we do not comply with existing or additional laws or regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing net revenue, or hinder our ability to conduct our business.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers and our laboratory in St. Paul, Minnesota and the production facilities in Burlington, North Carolina for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations or those of our customers, which could also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.

Our Laboratory Services segment is exposed to liability claims.

Our Laboratory Services testing services are primarily diagnostic. As a result, we are exposed to the risk of liability claims. We currently maintain insurance with coverage up to $7 million to cover professional and general liability claims. In the past, all professional and general liability claims have been covered under our insurance policy. However, in the future, we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy, which could have a significant impact on our results of operations and financial condition.

We may have product liability exposure not covered by insurance.

We face financial exposure to product liability claims if the use of our products results in an improper diagnosis. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our insurance policy. We currently maintain insurance with coverage up to $2 million to cover such claims. To the extent any such claim is uncovered or our insurance coverage is inadequate, we could be required to pay any and all costs associated with such claim, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such claim against us. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could exceed our ability to pay such damages, which could have a significant impact on our results of operations and financial condition.

We rely on intellectual property, which we may not be able to protect fully or effectively.

We rely on a combination of patents, copyright, trademark, trade secret rights, employee confidentiality agreements and non-disclosure agreements in order to develop and protect our proprietary technology and information. Notwithstanding our efforts to protect our proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, tradenames and similar proprietary rights. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

The technologies used in all of our diagnostic point of collection products are covered by one or more patents. As these patents expire over the next several years, we will no longer have protection from competitors, unless we develop new technology, which could impact our ability to compete in the biotechnology industry and reduce our revenues.

If our tests and business processes infringe on the intellectual property rights of others, we could be forced to engage in costly litigation, pay substantial damages or be prohibited from selling certain of our tests or products.

Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or products or operate our business. As a result, we may be involved in intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•	cease developing, performing or selling tests of products that incorporate the challenged intellectual property;
•	change our business processes; or
•	pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

Patents generally are not issued until several years after an application is filed. Our performing a test or other activity prior to the issuance of a patent to a third party is not a defense to an infringement claim. Thus, even tests or products that we develop could become the subject of infringement claims if a third party obtains a patent covering those tests or products.

Infringement and other intellectual property claims, regardless of their merit, can be expensive and time-consuming to litigate. In addition, any requirement to reengineer our tests or products or change our business processes could substantially increase our costs, force us to interrupt product sales or delay new test releases. In the past, we have not been subject to a dispute regarding infringement of intellectual property of third parties. However, infringement claims could arise in the future as patents could be issued on tests or processes that we may be performing.

If we lose our key personnel or are unable to attract and retain qualified personnel as necessary, our business could be harmed.

We are dependent on the expertise and experience of our senior management team, including Richard Braun, Chairman, President, and Chief Executive Officer; Kevin Wiersma, Vice President, Chief Financial Officer and Chief Operating Officer of MEDTOX Laboratories; James Schoonover, Vice President and Chief

Marketing Officer; B. Mitchell Owens, Vice President and Chief Operating Officer of MEDTOX Diagnostics; and Susan Puskas, Vice President, Quality, Regulatory Affairs and Human Resources, for our future success. Although we have an employment contract with Mr. Braun and severance agreements with Mr. Wiersma, Mr. Schoonover and Mr. Owens, we do not maintain any key man life insurance policies on any management personnel. The loss of services of any of our key employees could delay the development of our business and have a negative impact on our operating results and financial condition.

ITEM 2.	PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in a 67,000 square foot facility in St. Paul, Minnesota. Until March 2001, we leased this space. In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 67,000 square feet utilized by our Laboratory Services segment and an additional 17,000 square feet held for future expansion of our Laboratory Services segment. The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex. The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration. In 2005, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $248,000.

In addition, effective September 2001, the Laboratory Services segment entered into a seven year lease for a 30,000 square foot facility to be used in connection with its courier business and also as additional warehouse and shipping space. This building is a special purpose facility and enables us to store our vehicles indoors, when appropriate, and to perform routine maintenance on the vehicles. The annual base rent on this second facility, exclusive of operating expenses, is currently $141,000 per year.

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc. In March 2001, we entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by us are being amortized over the life of the lease as additional rent. Effective February 2003, we entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building. The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses. In November 2003, we amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016, for an annual base rent of $386,000, exclusive of operating expenses, effective January 2004, including amortization of the $600,000 of improvements.

The Burlington facilities have always been owned and leased to us by Dr. Samuel C. Powell, a member of our Board of Directors. We believe we are renting these facilities in Burlington on terms similar to those available from third parties for equivalent premises based upon our review of prevailing market rates at the time of lease renewal.

We believe that our existing facilities are adequate for the purposes being used to accommodate our product development, and manufacturing and laboratory testing requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Effective February 16, 2006, the Company’s common stock became listed on the Nasdaq National Market under the symbol “MTOX”. Prior to February 16, 2006, the Company’s common stock was listed on the American Stock Exchange under the symbol “TOX”. At February 28, 2006, the number of holders of record of the common stock was 1,201. The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for the common stock, as reported by the American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2005:	High	Low	Close*
First Quarter.............................	$8.84	$7.38	$8.00
Second Quarter........................	7.77	5.44	7.70
Third Quarter...........................	7.80	6.96	7.25
Fourth Quarter.........................	7.58	6.27	7.58

2004:	High	Low	Close*
First Quarter.............................	$5.87	$3.83	$5.27
Second Quarter........................	7.20	5.20	6.76
Third Quarter...........................	7.63	6.77	7.25
Fourth Quarter.........................	9.15	6.28	9.00

*Closing price as of the last day of the calendar quarter

Dividends

No cash dividends have been declared or paid by the Board of Directors of the Company since its inception and the Board of Directors of the Company has no plans to pay a cash dividend in the foreseeable future. The Company’s financial covenants under its credit agreement may effectively preclude the Company from paying cash dividends without approval.

On July 29, 2004, the Board of Directors declared a three-for-two stock split on the Company’s common stock, effected in the form of a 50% stock dividend, which was paid on August 20, 2004. All stock option, warrant, share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

In September 1998, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right (Right) for each share of common stock then outstanding. Subsequent to that date, the Company has maintained a plan in which one Right exists for each common share of the Company. These Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements, the related notes and other financial information included in this Annual Report on Form 10-K.

(In thousands, except share and per share data)	2005	2004	2003	2002	2001

STATEMENT OF OPERATIONS DATA:

Revenues	$63,047	$56,736	$51,473	$52,024	$49,084
Cost of revenues	35,927	32,902	31,520	31,476	29,637
Selling, general, and administrative	19,309	17,826	16,722	16,317	14,436
Research and development	2,287	1,705	1,910	1,217	1,292
Other expense, net	1,319	1,366	1,629	1,427	1,221
Income tax benefit (expense)	(887)	(1,116)	-	10,150	-
Net income (loss)	$3,318	$1,821	$(308)	$11,737	$2,498

Basic earnings (loss) per common share	$0.43	$0.24	$(0.04)	$1.63	$0.38

Diluted earnings (loss) per common share	$0.40	$0.23	$(0.04)	$1.56	$0.36

Weighted average number of shares outstanding:
Basic	7,785,037	7,471,847	7,413,926	7,197,147	6,602,925
Diluted	8,199,650	7,853,916	7,413,926	7,516,995	6,921,228

BALANCE SHEET DATA:
Total assets	$59,390	$55,960	$56,518	$58,055	$44,156
Long-term obligations	5,793	6,090	7,639	9,007	10,015
Total stockholders’ equity	44,845	37,789	35,070	34,884	22,520

SEGMENT DATA:
Net revenues:
Laboratory Services	$48,582	$43,219	$39,424	$39,673	$37,990
Product Sales	14,465	13,517	12,049	12,351	11,094
Total net revenues	$63,047	$56,736	$51,473	$52,024	$49,084
Operating income:
Laboratory Services	$4,722	$2,965	$1,032	$1,317	$1,933
Product Sales	802	1,338	289	1,697	1,786
Total operating income	$5,524	$4,303	$1,321	$3,014	$3,719
Assets:
Laboratory Services	$44,504	$41,356	$39,893	$42,186	$39,358
Product Sales	6,775	6,340	7,290	6,532	4,798
Corporate (unallocated)	8,111	8,264	9,335	9,337	-
Total assets	$59,390	$55,960	$56,518	$58,055	$44,156

All share and per share amounts have been restated for the three-for-two stock split, effected in the form of a 50% stock dividend, paid on August 20, 2004 and the 10% stock dividends paid on July 5, 2002 and November 9, 2001.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Annual Report on Form 10-K containing the words “believes”, “anticipates”, “plans”, “expects” and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations, assumptions, estimates and projections about our Company and its businesses. All such forward looking statements involve significant risks and uncertainties, including those risks identified in Item 1A of this Annual Report on Form 10-K, many of which are beyond our control. Although we believe that the assumptions underlying our forward looking statements are reasonable, any of the assumptions could prove inaccurate. Actual results may differ materially from those indicated by the forward looking statements included in this Annual Report on Form 10-K. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report on Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward looking statements to reflect actual results or changes in assumptions, expectations or projections, except as otherwise required by law. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or accruals, or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

Executive Overview

We are engaged in distinct but related businesses, which for financial reporting purposes are divided into two reportable segments: Laboratory Services and Product Sales. For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements in Item 15.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain offices, research and development laboratories, production operations and warehouse/distribution facilities.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Consolidation in the Laboratory Services Drugs-of-Abuse Business

The laboratory services drugs-of-abuse industry is consolidating, with the consolidation being driven by customers’ desires to minimize the number of laboratories they work with, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. Given the competitive environment, we are increasingly seeking to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training, and technical support and expertise.

Increased POCT Diagnostic Device Test Competition

We have experienced increased competition with respect to our POCT diagnostic tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices, particularly in the probation, parole and rehabilitation market.

Our Strategy

We believe that the combined operations of our Laboratory Services business and on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. Our management has positioned us to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including on-site tests for the detection of substance of abuse drugs, Substance Abuse Mental Health Services Administration

(SAMHSA) certified laboratory testing (screening and confirmation), biological monitoring of occupational toxins, consultation, and logistics, data management and program management services.

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services for customers. These services include data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service-eChain®, the first multi-purpose electronic chain-of-custody system in the market. We have initiated deployment of eChain® and we anticipate it to be in use in more than 1,000 specimen collection sites in 2006. Also in development is MEDTOXScan™, an electronic reader for our devices for use in hospital laboratories and emergency rooms. Production units of MEDTOXScan™ are currently expected to be available in the first half of 2006. In May 2005, we introduced SURE-SCREEN®, a cup-based POCT device with significantly lower detection levels for eight drugs-of-abuse, into the forensic markets where FDA 510(k) marketing clearance is not required. In October 2005, we received FDA 510(k) clearance for our SURE-SCREEN® device and will now be able to expand the markets into which it is sold. Specific markets to which SURE-SCREEN® are targeted are probation, parole, drug rehabilitation, hospital emergency departments, medical clinics, laboratories, and corporate clients interested in lower detection levels for pre-employment testing. In the fourth quarter of 2005, we introduced the PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market. This new device is in the same format as SURE-SCREEN®.

We have committed to improve productivity and quality in our organization through LEAN and Six-Sigma processes. Our LEAN and Six-Sigma initiatives are designed to improve quality and productivity, cut costs and increase throughput. While all key departments in the Laboratory Services and Product Sales segments have now been through initial LEAN processes, as an organization we recognize that LEAN is an ongoing philosophy, not a project to be “finished.” LEAN is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. Our Six-Sigma initiatives address quality and variability in processes.

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of notes to the consolidated financial statements in Item 15. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at December 31, 2005 was $9.7 million, net of allowance for doubtful accounts of $0.3 million.

Some of our Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by us. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to us by the customer. We estimate a discount on the billings for these tests, and recognize revenue and related accounts receivable at a net amount, after discount, in order to state revenue and accounts receivable at the amount expected to be paid. While we believe that estimated discounts and the related net revenue and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. We consider contracted rates with payors and historical discounts when estimating future discounts on a monthly basis.

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At December 31, 2005, off-site inventory was $0.9 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of our annual impairment reviews for goodwill and other intangible assets in 2005, 2004 or 2003. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets in future periods.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At December 31, 2005, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state NOL carryforwards that will more likely than not expire unused in future years. The valuation allowance is based on management’s estimate of future taxable income and the period over which NOLs will be recoverable. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and improving our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during 2005 we made positive strides on all three fronts.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

	Year Ended December 31				Year–over-Year
	2005	% of Revenues	2004	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 48,582	77.1%	$ 43,219	76.2%	$ 5,363	12%

Product Sales	14,465	22.9%	13,517	23.8%	948	7%

	$ 63,047	100.0%	$ 56,736	100.0%	$ 6,311	11%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 14% due to an increase in sample volume, partially offset by a slight decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the amount of confirmation testing and transportation charges associated with the client’s workplace drugs-of-abuse samples. Our increased sample volume was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy. During the fourth quarter of 2005, we initiated deployment of our eChain® web-based system, capable of delivering enhanced electronic results reporting, as well as sample and donor tracking. We anticipate that eChain® will be in use in more than 1,000 specimen collection sites in 2006.

Revenues from our Specialty Laboratory Services increased 9% to $16.7 million due to strong growth in testing for our clinical trial services. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. Overall, our clinical trial services have experienced growth quarter-over-quarter during 2005. However, revenues from these services can fluctuate from quarter-to-quarter depending on the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 10% to $12.4 million in 2005. This growth reflected strong sales of PROFILE®-II products and solid gains later in the year in the government and rehabilitation markets as our new lower detection POCT device (SURE-SCREEN®) begins to have a positive impact on sales in those markets. In late 2005, we also introduced our PROFILE®-III cup product which tests at standard SAMHSA sensitivity levels and is targeted at the corporate, occupational health and hospital laboratory markets. Overall, pricing for our POCT devices was stable year-over-year.

Sales of contract manufacturing services and associated products decreased 7% to $1.8 million in 2005 and were impacted by the timing of the placement of orders from our two existing clients for these services. Product sales from other diagnostic products were down $68,000, or 23%, due to decreased purchases of agricultural diagnostic products by the U.S. Department of Agriculture (USDA). The USDA’s need for our products varies from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

	Year Ended December 31				Year-over-Year
	2005	% of Revenues	2004	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 30,111	62.0%*	$ 27,611	63.9%*	$ 2,500	9%

Cost of Sales	5,816	40.2%**	5,291	39.1%**	525	10%

	$ 35,927	57.0%	$ 32,902	58.0%	$ 3,025	9%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 43.0% of revenues in 2005, compared to 42.0% of revenues in 2004. The increase was driven by improvement in Laboratory Services’ gross margin, partially offset by a decline in Product Sales’ gross margin.

Laboratory Services gross margin was 38.0% in 2005, up from 36.1% in 2004. The margin improvement was attributable to increased revenues from additional testing volume through our existing infrastructure. We also continued the implementation of LEAN initiatives within our Specialty Laboratory Services operations.

Gross margin from Product Sales declined to 59.8% in 2005, down from 60.9% in 2004, largely due to the impact of costs associated with the transition to an enhanced product format for our PROFILE®-II product line during the first half of 2005. The enhanced product began shipping late in the first quarter of 2005. We also continued the implementation of LEAN initiatives in our manufacturing processes within our Product Sales segment.

Operating Expenses

	Year Ended December 31				Year-over-Year
	2005	% of Revenues	2004	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 19,309	30.6%	$ 17,826	31.4%	$ 1,483	8%

Research and development	2,287	3.7%	1,705	3.0%	582	34%

	$ 21,596	34.3%	$ 19,531	34.4%	$ 2,065	11%

Operating expenses increased in 2005, but as a percentage of revenues were down slightly. The increase reflected a continued increased investment in sales and marketing, information technology and research and development activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.3 million, or 30.6% of revenues in 2005, compared to $17.8 million, or 31.4% in 2004. The lower percentage reflects the increase in revenue on marginally higher year-over-year expenses. The increase in spending was primarily associated with higher performance-based compensation such as executive deferred compensation expense and sales commissions based on our financial performance, as well as increased spending in information technology.

Research and Development Expenses. Research and development expenses increased $0.6 million, or 34%, to $2.3 million in 2005, primarily due to continued spending for significant development projects in our Product Sales segment. During 2005, we completed enhancements to our PROFILE®-II, PROFILE®-II A, and PROFILE-II ER® products that shorten run times, darken line intensity, improve readability and extend the positive result hold time. We received FDA 510(k) clearance for SURE-SCREEN®. We also made substantial progress on development of an electronic reader (MEDTOXScan™) expected to be utilized with our devices in the hospital laboratory and emergency room markets. Production units of MEDTOXScan™ are scheduled to be available late in the first half of 2006.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses were $1.3 million in 2005, a decrease of 3% compared to 2004. The slight decline was primarily due to lower interest expense, reflecting a reduction in average debt levels, partially offset by reduced net operating results from our building rental activities.

Income Taxes

In 2005, we recorded $0.9 million in income tax expense, or an effective rate of 21.1%, compared to an effective rate of 38.0% in 2004. The lower rate in 2005 was caused primarily by a $0.9 million reduction in our valuation allowance on deferred tax assets. The reduction in the valuation allowance was based on the available evidence, including our recent historical performance and projected future results. At December 31, 2005, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2006 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods. The reduction in income tax expense from the valuation allowance change was partially offset by a charge of $0.3 million related to a North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	Year Ended December 31				Year-over-Year
	2004	% of Revenues	2003	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 43,219	76.2%	$ 39,424	76.6%	$ 3,795	10%

Product Sales	13,517	23.8%	12,049	23.4%	1,468	12%

	$ 56,736	100.0%	$ 51,473	100.0%	$ 5,263	10%

In the Laboratory Services segment, revenues in 2004 from our workplace and occupational health clients grew 16% over the prior year due to increased sample volume from both new and existing clients. We were also able to benefit from consolidation in the drugs-of-abuse market, leaving fewer competitors able to compete on a national level. Revenues from our Specialty Laboratory Services were essentially flat with 2003.

In the Product Sales segment, sales of POCT devices, which incorporate the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A and VERDICT®-II on-site test kits and other ancillary products for the detection of abused substances, increased 9% to $11.2 million in 2004. This growth reflected strong sales of PROFILE®-II products, which grew 31% from 2003. However, sales within the VERDICT®-II product line to government clients for probation, parole and rehabilitation were down 19% from 2003. In 2004, we continued the introduction of a proprietary value-added service called DARS™ (Drug Abuse Recognition System) in the government workplace and have identified numerous state and county agencies interested in program implementation. The implementation of DARS™ to new clients helped offset additional revenue declines of VERDICT®-II products caused by constraints on state budgets for drug testing services.

Sales of our contract manufacturing services increased 40% to $2.0 million in 2004 and were positively impacted by the timing of orders from existing clients. Product sales from other diagnostic products were down $47,000, or 14%, due to decreased purchases of agricultural diagnostic products by the USDA. The USDA’s needs our products vary from year-to-year and sales to the USDA are expected to fluctuate accordingly.

Gross Profit

	Year Ended December 31				Year-over-Year
	2004	% of Revenues	2003	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 27,611	63.9%*	$ 26,357	66.9%*	$ 1,254	5%

Cost of Sales	5,291	39.1%**	5,163	42.9%**	128	2%

	$ 32,902	58.0%	$ 31,520	61.2%	$ 1,382	4%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 42.0% of revenues in 2004 from 38.8% in 2003, driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 36.1% in 2004, up from 33.1% in 2003. The margin improvement was attributable to increased revenue spread over relatively stable fixed costs, as well as improved operating efficiencies realized from the implementation of LEAN in the drugs-of-abuse testing laboratory. We also initiated LEAN within our Specialty Laboratory Services in 2004, with implementation expected in 2005.

Gross margin from Product Sales improved to 60.9% in 2004, from 57.1% in 2003, largely due to the impact of fixed-type costs on increased production levels. We also implemented LEAN initiatives across multiple areas of our diagnostic products operations in 2004 which improved efficiency and productivity.

Operating Expenses

	Year Ended December 31				Year-over-Year
	2004	% of Revenues	2003	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 17,826	31.4%	$ 16,722	32.5%	$ 1,104	7%

Research and development	1,705	3.0%	1,910	3.7%	(205)	(11)%

	$ 19,531	34.4%	$ 18,632	36.2%	$ 899	5%

Operating expenses increased in 2004 compared to the prior year, but were down as a percentage of revenues. The increase reflected higher performance-based compensation such as bonuses and sales commissions, increased depreciation expense and increased spending in information technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7% to $17.8 million in 2004 from $16.7 million in 2003. The increase in spending was primarily associated with higher performance-based compensation such as bonuses and sales commissions based on our financial performance, increased depreciation expense related to capital improvements to improve operating efficiencies in connection with our initiatives, and increased spending in information technology.

Research and Development Expenses. Research and development expenses in 2004 decreased $0.2 million, or 11%, to $1.7 million. In 2003, we incurred recruiting and hiring costs associated with the addition of a new Vice President of Technology, Research and Development at our Product Sales segment, as well as severance and other costs associated with the reorganization of the department.

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

Income Taxes

We recorded a tax provision for 2004 based upon an effective tax rate of 38.0%. We did not record a tax provision or benefit for 2003. At December 31, 2004, we had a valuation allowance on deferred tax assets of $0.9 million.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at December 31, 2005 were $1.3 million, compared to $0.3 million at December 31, 2004.

Net cash provided by operating activities was $7.7 million in 2005 compared to $6.5 million and $3.2 million in 2004 and 2003, respectively. The increase in 2005 was primarily due to an improvement in our operating results as well as an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. Accounts payable and accrued expenses increased $1.8 million in 2005 compared to a reduction of $0.1 million in 2004. The increase in 2005 was primarily due to the timing of payments as well as an overall increase in revenues. Accounts receivable increased $2.3 million in 2005 compared to an increase of $0.5 million in 2004. The significant increase in accounts receivable in 2005 was primarily due to strong sales in November and December 2005 and the timing of cash receipts. Our days sales outstanding was 52 days at both December 31, 2005 and 2004. The increase in net cash provided by operating activities in 2004 over 2003 was primarily due to an improvement in operating results as well as a smaller decrease in accounts payable and accrued expenses.

Net cash used in investing activities, consisting primarily of capital expenditures, was $4.2 million in 2005 compared to $4.0 million and $2.6 million in 2004 and 2003, respectively. The increased spending in 2004 from 2003 reflected equipment purchased and costs incurred in redesigning the laboratory operations to improve operating efficiencies in connection with our LEAN initiatives.

We expect equipment and capital improvement expenditures to be between $4.0 million and $5.0 million in 2006. These expenditures are intended primarily to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. Such expenditures are expected to be funded through borrowings under our credit facilities and cash provided by operating activities.

Net cash used in financing activities was $2.5 million in 2005, compared to $2.9 million and $0.3 million in 2004 and 2003, respectively.

In 2005, we received proceeds of approximately $4.1 million from the exercise of warrants to acquire 604,589 common shares issued in connection with our private placements in July and August 2000. The proceeds received from the exercise of these warrants were used to reduce the amount outstanding on our revolving credit facility. In July or August 2005, warrants exercisable for an aggregate of 511,219 shares expired without being exercised.

In 2005, we purchased 59,000 shares of our common stock in the open market and 35,874 shares of our common stock from an officer of our Company for a total cost of $688,000. The acquired stock was contributed to our Long-Term Incentive Plan.

We also made payments on long-term debt of $1.8 million, $2.8 million and $2.6 million during 2005, 2004 and 2003, respectively.

The increase in net cash used in financing activities in 2004 over 2003 was primarily the result of payments on the revolving credit facility and a reduction in new financing activity in 2004.

On December 1, 2005, we entered into a credit agreement (the Wells Fargo Credit Agreement) with Wells Fargo Bank, National Association (the Bank), which replaced the existing Amended and Restated Credit and Security Agreement with Wells Fargo Business Credit, Inc.

The Wells Fargo Credit Agreement consists of:

(i) a revolving line of credit (Line of Credit), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $2.0 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

Subject to certain conditions, the Wells Fargo Credit Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the Line of Credit. We are required to pay a fee equal to 0.125% per annum on the average daily unused amount of the Line of Credit. We have granted the Bank a first priority security interest in all of the Company’s accounts receivable, other rights to payment, general intangibles, inventory and equipment to secure all indebtedness of the Company to the Bank.

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	A Current Ratio not less than 1.3 to 1.0 at any time, with “Current Ratio” defined as total current assets divided by total current liabilities.

•	Tangible Net Worth not less than $22,500,000 at any time, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

•

Total Liabilities divided by Tangible Net Worth not greater than 1.75 to 1.0 at any time, with “Total Liabilities” defined as the aggregate of current liabilities and non-current liabilities less subordinated debt, and with “Tangible Net Worth” as defined above.

•

A Debt Service Coverage Ratio not less than 1.5 to 1.0 as of each fiscal quarter end, determined on a rolling four-quarter basis, with “Debt Service Coverage Ratio” defined as the aggregate of Net income before non-cash tax expense plus depreciation expense and amortization expense, divided by the aggregate of the current maturity of long-term debt for the previous four fiscal quarters plus current capital lease obligations for the previous four fiscal quarters.

On December 1, 2005, we entered into a term loan with the Bank which was used to repay existing capital expenditure advances made in 2002 and 2005 under the Amended and Restated Credit and Security Agreement with Wells Fargo Business Credit, Inc. The December 1, 2005 Term Note was made pursuant to and subject to the terms and conditions of the Wells Fargo Credit Agreement under the $2.0 million loan limit. The Term Note was for approximately $341,000, payable in monthly installments over three years bearing interest at a rate of 0.25% below the Bank’s prime rate. The term loan is secured by the equipment purchased with the proceeds from the 2002 and 2005 capital expenditure advances.

On March 16, 2006, we entered into a Term Note (the Note) with the Bank to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company (Principal). We financed the March 2001 purchase of the building complex where our Laboratory Services’ segment and other commercial tenants are located with the mortgage loan from Principal. The mortgage loan has a term of ten years and is being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and will refinance $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest will be calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. We will refinance the remaining outstanding mortgage loan balance of approximately $2.0 million with a portion of our Line of Credit from the Bank.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases. At December 31, 2005, we had total borrowing capacity of $8.0 million on our line of credit. We did not have an outstanding balance on the Line of Credit at December 31, 2005.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2006. While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2006, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

We continue to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenue from sales of the our existing products and services (iii) developing new products and services, as well as (iv) selectively pursuing synergistic acquisitions to increase our critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that we will be profitable.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2005:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 9,964	$ 1,296	$ 2,014	$ 1,174	$ 5,480

Capital lease obligations (1)	35	18	17	-	-

Operating leases	4,731	716	1,567	809	1,639

Total contractual obligations	$ 14,730	$ 2,030	$ 3,598	$ 1,983	$ 7,119

The following revised table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2005, giving effect to the refinancing of long-term debt entered into on March 16, 2006 discussed in the “Liquidity and Capital Resources” section above.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 5,142	$ 1,505	$ 2,690	$947	$-

Capital lease obligations (1)	35	18	17	-	-

Operating leases	4,731	716	1,567	809	1,639

Total contractual obligations	$ 9,908	$ 2,239	$ 4,274	$1,756	$1,639

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Impact of Inflation and Changing Prices

The impact of inflation and changing prices has been primarily limited to salary, laboratory and operating supplies and rent increases and has historically not been material to our operations. In the future, we may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although we are responding to these concerns by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services for customers.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APBO No. 25 and amends SFAS No. 95, “Statement of Cash Flows.”  The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. We will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123(R). As a result, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We estimate that compensation expense related to employee stock options for 2006 will be in the range of $100,000 to $150,000.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclassification will not have a material impact on our consolidated statements of cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 was effective for us on July 1, 2005. The adoption of this statement did not have a material impact on our results of operations or financial position.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates. During 2005, 2004, and 2003, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries. As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2005, we had a $5.4 million mortgage loan payable to Principal at a fixed annual rate of 7.23%. In accordance with the provisions of the loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and will repay the outstanding balance of $5.4 million on March 31, 2006. We will be refinancing $3.4 with Wells Fargo Bank over a five year term bearing interest at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. At December 31, 2005 we had capital leases totaling $32,000 at various fixed rates. These fixed-rate financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change. Changes in market interest rates would not impact our cash obligations under fixed rate debt.

At December 31, 2005, we had approximately $0.9 million in long-term debt outstanding under the Wells Fargo Credit Agreement. At December 31, 2004, we had approximately $6.6 million outstanding under our line of credit and long-term debt issued under the Amended and Restated Credit and Security Agreement with Wells Fargo Business Credit. The debt under the Wells Fargo Credit Agreement has variable interest rates. We have cash flow exposure on our committed and uncommitted line of credit and long-term debt due to its variable prime rate pricing. At December 31, 2005, a 1% change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the consolidated financial statements, financial statement schedule, and notes thereto included later in this Annual Report on Form 10-K under Item 15.

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

ITEM 9B.	OTHER INFORMATION.

On March 16, 2006, MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc. and MEDTOX Laboratories, Inc. (collectively, the Company) entered into a Term Note (the Note) with Wells Fargo Bank, National Association (the Bank). The Company entered into the Note to refinance, on March 31, 2006, the outstanding balance on its mortgage loan with Principal.

The Note is for $3,382,986 payable in monthly installments of $56,383 plus interest, commencing May 1, 2006, and continuing up to and including March 1, 2011, with a final installment consisting of all remaining unpaid principal due and payable in full on April 1, 2011. The outstanding principal balance of the Note bears interest either at a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term.

LIBOR is defined, for purposes of the Note, as the rate per annum (rounded upward, if necessary, to the nearest whole 1/8 of 1%) determined by dividing Base LIBOR by a percentage equal to 100% less any LIBOR Reserve Percentage.

•

Base LIBOR is defined as the rate per annum for United States dollar deposits quoted by the Bank as the Inter-Bank Market Offered Rate which rate may be based upon such offers or other market indicators of the Inter-Bank Market as the Bank in its discretion deems appropriate including, but not limited to, the rate offered for U.S. dollar deposits on the London Inter-Bank Market.

•

LIBOR Reserve Percentage is defined as the reserve percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor) for “Eurocurrency Liabilities” (as defined in Regulation D of the Federal Reserve Board, as amended), adjusted by the Bank for expected changes in such reserve percentage during the applicable fixed rate term.

The Note was issued under and is subject to the terms and conditions of the Wells Fargo Credit Agreement. Any default in the payment or performance of any obligation under the Note, or any defined event of default under the Wells Fargo Credit Agreement, shall constitute an event of default under the Note.

All indebtedness of MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc. and MEDTOX Laboratories, Inc. to the Bank under the Note is guaranteed jointly and severally by the New Brighton Business Center, LLC (Guarantor) as evidenced by and subject to the terms of a guaranty in form and substance satisfactory to the Bank. The Guarantor also executed and delivered to the Bank a negative pledge agreement on all of its business assets.

On March 16, 2006, the Company entered into a First Amendment to the Credit Agreement with the Bank that modifies the terms of the Wells Fargo Credit Agreement. The First Amendment incorporates the provisions of the Note.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference from the section labeled “Proposal 1- Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

The Company has adopted the MEDTOX Scientific, Inc. Code of Ethics for senior financial and executive officers (Code of Ethics). The Code of Ethics is available at no charge to anyone who sends a request for a paper copy to MEDTOX Scientific, Inc. 402 West County Road D, St. Paul, Minnesota, 55112. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics to its directors or executive officers, the Company will disclose the nature of such amendments or waiver on its internet website at http://www.medtox.com or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

The exhibits included in the Report are set forth on the exhibit index and follow the signature page of this Annual Report on Form 10-K.

3.1	Bylaws of the Registrant, as amended.*

3.2	Restated Certificate of Incorporation, as amended.*

3.3

Amended Certificate of Designations of Preferred Stock (Series A Convertible Preferred Stock) of the Registrant, filed with the Delaware Secretary of State on January 29, 1996 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s report on Form 8-K dated January 30, 1996).

4.1

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

10.3

Agreement regarding rights to “MEDTOX” name dated as of January 30, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.38 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995.)**

10.4

Employment Agreement dated January 1, 2000 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999.)**

10.5

Registrant’s Restated Equity Compensation Plan dated May 10, 2000. (Incorporated by reference to exhibit 10.46 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.6

Form of Severance Agreement between the Registrant and James B. Lockhart, James A. Schoonover, B. Mitchell Owens, and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.47 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.7

Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc. (Incorporated by reference to exhibit 10.48 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8

Registration Rights Agreement dated July 31, 2000 among the Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. (“MJK”). (Incorporated by reference to exhibit 10.50 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.9

Purchase and Sale Agreement dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP. (Incorporated by reference to exhibit 10.52 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10

Mortgage and Security Agreement dated March 16, 2001 by and between New Brighton Business Center LLC and Principal Life Insurance Company. (Incorporated by reference to exhibit 10.53 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11

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

10.13

Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.14

Purchase and Sale Agreement dated July 1, 2003 by and between MEDTOX Laboratories, Inc. and CoxHealth. (Incorporated by reference to exhibit 10.26 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.15	Registrant’s Supplemental Executive Retirement Plan dated December 21, 2004. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 22, 2004).**

10.16	Registrant’s Long-Term Incentive Plan as Amended dated July 27, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated July 28, 2005).**

10.17

Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.18

Revolving Line of Credit Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.19

Security Agreement: Equipment between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.20

Continuing Security Agreement: Rights to Payment and Inventory between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.21

Term Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.22

Agreement and Acknowledgment of Security Interest between Wells Fargo Bank, MEDTOX Diagnostics, Inc., and Powell Enterprises, Inc. dated December 1, 2005. (Incorporated by reference to exhibit 10.6 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.23	Term Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated March 16, 2006.*

10.24	Continuing Guaranty between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006.*

10.25	First Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated March 16, 2006.*

10.26	Negative Pledge Agreement between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006.*

21.1	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th of March, 2006.

MEDTOX Scientific, Inc.

Registrant

By:/s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 16, 2006
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 16, 2006
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	March 16, 2006
Angela M. Lacis	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 16, 2006
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 16, 2006
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 16, 2006
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 16, 2006
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

MEDTOX Scientific, Inc.

Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15.b.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 16, 2006

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In thousands, except share and per share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,312	$263
Accounts receivable:
Trade, less allowance for doubtful accounts ($332 in 2005 and $630 in 2004)	9,691	8,084
Other	198	203
Total accounts receivable	9,889	8,287
Inventories	3,301	3,624
Prepaid expenses and other	1,237	1,293
Deferred income taxes	1,390	1,531
Total current assets	17,129	14,998
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	17,927	16,348
GOODWILL, net	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,229	1,608
DEFERRED INCOME TAXES, net	6,721	6,733
OTHER ASSETS	417	306
TOTAL ASSETS	$59,390	$55,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$4,690
Accounts payable	2,793	1,661
Accrued expenses	5,079	4,188
Current portion of long-term debt	864	1,469
Current portion of capital leases	16	73
Total current liabilities	8,752	12,081
LONG-TERM DEBT, net of current portion	5,465	6,050
OTHER LONG-TERM LIABILITIES	312	-
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	16	40
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding
shares, 8,161,159 in 2005 and 7,534,842 in 2004	1,224	1,130
Additional paid-in capital	85,743	81,693
Deferred stock-based compensation	(226)	(508)
Accumulated deficit	(41,032)	(44,350)
Common stock held in trust	(688)	-
Treasury stock	(176)	(176)
Total stockholders' equity	44,845	37,789
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,390	$55,960

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands, except share and per share data)

	2005	2004	2003
REVENUES:
Laboratory services	$48,582	$43,219	$39,424
Product sales	14,465	13,517	12,049
	63,047	56,736	51,473
COST OF REVENUES:
Cost of services	30,111	27,611	26,357
Cost of sales	5,816	5,291	5,163
	35,927	32,902	31,520

GROSS PROFIT	27,120	23,834	19,953

OPERATING EXPENSES:
Selling, general and administrative	19,309	17,826	16,722
Research and development	2,287	1,705	1,910
	21,596	19,531	18,632

INCOME FROM OPERATIONS	5,524	4,303	1,321

OTHER INCOME (EXPENSE):
Interest expense	(816)	(997)	(1,147)
Other expense, net	(503)	(369)	(482)
	(1,319)	(1,366)	(1,629)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	4,205	2,937	(308)

INCOME TAX EXPENSE	(887)	(1,116)	-

NET INCOME (LOSS)	$3,318	$1,821	$(308)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.43	$0.24	$(0.04)

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	7,785,037	7,471,847	7,413,926

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.40	$0.23	$(0.04)

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	8,199,650	7,853,916	7,413,926

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2002	4,814,001	$722	$80,699	$(498)	$(45,863)	$-	$(176)	$34,884

Issuance of common stock under employee stock plans	8,861	1	44					45
Exercise of stock options	1,222	-	7					7
Deferred stock-based compensation	165,840	25	992	(1,017)				-
Traded shares for payment of taxes	(12,703)	(2)	(76)					(78)
Amortization of deferred stock-based compensation				520				520
Net loss					(308)			(308)

BALANCE AT DECEMBER 31, 2003	4,977,221	746	81,666	(995)	(46,171)	-	(176)	35,070

Issuance of common stock under employee stock plans	9,028	1	41					42
Exercise of stock options and warrants	94,738	14	533					547
Forfeiture of deferred stock-based compensation	(11,861)	(1)	(73)	74				-
Traded shares for payment of taxes	(16,155)	(2)	(147)					(149)
Amortization of deferred stock-based compensation				413				413
Tax benefit related to restricted stock vesting			45					45
Stock split	2,481,871	372	(372)					-
Net income					1,821			1,821

BALANCE AT DECEMBER 31, 2004	7,534,842	$1,130	$81,693	$(508)	$(44,350)	-	$(176)	$37,789

Issuance of common stock under employee stock plans	5,347	1	28					29
Exercise of stock options and warrants	640,159	96	4,108					4,204
Deferred stock-based compensation	10,000	1	68	(69)				-
Forfeiture of deferred stock-based compensation	(15,500)	(2)	(73)	75				-
Traded shares for payment of taxes	(13,689)	(2)	(117)					(119)
Amortization of deferred stock-based compensation				276				276
Tax benefit related to restricted stock vesting			36					36
Purchase of common stock for incentive plan						(688)		(688)
Net income					3,318			3,318

BALANCE AT DECEMBER 31, 2005	8,161,159	$1,224	$85,743	$(226)	$(41,032)	$(688)	$(176)	$44,845

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands)

	2005	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$3,318	$1,821	$(308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,174	3,135	2,850
Provision for losses on accounts receivable	663	582	635
Loss on sale of equipment	1	29	9
Deferred compensation	588	413	520
Deferred income taxes	189	1,116	2
Changes in operating assets and liabilities:
Accounts receivable	(2,265)	(502)	396
Inventories	323	(60)	831
Prepaid expenses and other current assets	56	113	(237)
Other assets	(111)	(62)	75
Accounts payable and accrued expenses	1,810	(133)	(1,566)
Net cash provided by operating activities	7,746	6,452	3,207

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(4,125)	(3,900)	(2,563)
Purchase of customer list	(37)	(156)	(50)
Proceeds from sale of equipment	-	46	1
Net cash used in investing activities	(4,162)	(4,010)	(2,612)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds (payments) on revolving credit facility	(4,690)	(436)	781
Proceeds from long-term debt	641	-	1,641
Principal payments on long-term debt	(1,831)	(2,821)	(2,637)
Principal payments on capital leases	(81)	(73)	(82)
Purchase of common stock for incentive plan	(688)	-	-
Net proceeds from sale of common stock	4,233	589	52
Payment of taxes from traded shares	(119)	(149)	(78)
Net cash used in financing activities	(2,535)	(2,890)	(323)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,049	(448)	272

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	263	711	439

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,312	$263	$711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$839	$995	$1,144
Income taxes, net of refunds received	163	119	-

Supplemental noncash activities:
Asset additions and related obligations	$213	$97	$-
Tax benefit related to restricted stock vesting	36	45	-

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

The Company – The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly owned subsidiaries, MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics), and New Brighton Business Center, LLC (NBBC) (collectively referred to as the Company).

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

NBBC conducts the Company’s building rental activities that are not related to the Company’s operations. The operations of NBBC are shown in the statements of operations as “other expense, net”.

All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include the valuation of accounts receivable, inventories, goodwill and other intangible assets, deferred income taxes, and the recorded amounts for certain accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash equivalents include highly liquid investments maturing within three months of purchase.

Trade Accounts Receivable – Sales are made to local and national customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies, and health care facilities. The Company extends credit based on an evaluation of the customer’s financial condition, and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. In addition, some of the Company’s Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by the Company. The Company estimates a discount on the billings for these tests, and recognizes revenue and related accounts receivable at a net amount after discount in order to state revenue and accounts receivable at the amount expected to be paid.

Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

Equipment and Improvements – Equipment and improvements are stated at cost. Provisions for depreciation have been computed using the straight-line method to amortize the cost of depreciable assets over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the economic useful lives of the improvements.

Goodwill and Other Intangible Assets – Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year after the Company’s annual forecasting process. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2005, 2004 or 2003. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Goodwill and other intangible assets are allocated to the Company’s reporting units, which are either the operating segment or one reporting level below the operating segment. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. Fair values for goodwill and other intangible assets are determined based on discounted cash flows.

Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful or contractual lives as follows as of December 31, 2005:

Customer lists:	5 – 20 years

Non-compete agreement: 5 years

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

Research and Development – Research and development expenditures are charged to expense as incurred.

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

Earnings (Loss) per Common Share – Basic earnings (loss) per common share equals net earnings (loss) divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share equals net earnings (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net earnings per common share. Common stock equivalents are not considered in periods with a net loss as the effect would be anti-dilutive.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2005 and 2004. The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2005, 2004, or 2003 or accounts receivable at December 31, 2005 or 2004, respectively.

Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation,” requires companies to measure employee stock compensation plans and non-employee stock-based compensation based on the fair value method of accounting. However, for stock compensation granted to employees, SFAS No. 123 allows the continued use of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123 (as amended by SFAS No. 148), the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share data)		2005	2004	2003

Net income (loss)..................................	As reported	$3,318	$1,821	$(308)
Less: Total stock-based compensation
expense		(131)	(273)	(615)
	Pro forma	$3,187	$1,548	$(923)

Basic earnings (loss) per share...................	As reported	$0.43	$0.24	$(0.04)
	Pro forma	0.41	0.21	(0.12)

Diluted earnings (loss) per share................	As reported	$0.40	$0.23	$(0.04)
	Pro forma	0.39	0.20	(0.12)

No options were granted in 2005 or 2004. In 2003, the fair value of the options at the grant date was estimated using the Black-Scholes model with the following assumptions:

Expected life (years)	4.0
Interest rate	2.6%
Volatility	62.4%
Dividend yield	0%

The weighted average fair value of options granted in 2003, using the above assumptions, was $1.93 per share.

Comprehensive Income (Loss) – Comprehensive income (loss) is a measure of all non-owner changes in shareholders’ equity and includes such items as net income (loss), certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2005, 2004, and 2003, comprehensive income (loss) for the Company was equal to net income (loss) as reported.

New Accounting Standards – In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for the Company on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APBO No. 25 and amends SFAS No. 95, “Statement of Cash

Flows.”  The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123(R). As a result, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company estimates that compensation expense related to employee stock options for 2006 will be in the range of $100,000 to $150,000.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclassification will not have a material impact on its consolidated statements of cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 was effective for the Company on July 1, 2005. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

2.	SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and NBBC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostics devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2005	2004	2003
Laboratory Services:
Revenues	$48,582	$43,219	$39,424
Depreciation and amortization	2,643	2,561	2,316
Income from operations	4,722	2,965	1,032
Segment assets	44,504	41,356	39,893
Capital expenditures for segment assets	3,755	3,390	1,113

Product Sales:
Revenues	$14,465	$13,517	$12,049
Depreciation and amortization	531	574	534
Income from operations	802	1,338	289
Segment assets	6,775	6,340	7,290
Capital expenditures for segment assets	370	510	1,450

Corporate (unallocated):
Other expense	$(1,319)	$(1,366)	$(1,629)
Net deferred tax assets	8,111	8,264	9,335

Company:
Revenues	$63,047	$56,736	$51,473
Depreciation and amortization	3,174	3,135	2,850
Income from operations	5,524	4,303	1,321
Other expense	(1,319)	(1,366)	(1,629)
Income (loss) before income taxes	4,205	2,937	(308)
Total assets	59,390	55,960	56,518
Capital expenditures for assets	4,125	3,900	2,563

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment for the years ended December 31:

(In thousands)
	2005	2004	2003

Workplace drugs-of-abuse testing	$31,838	$27,913	$24,098
Other specialty laboratory services	16,744	15,306	15,326
	$48,582	$43,219	$39,424

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2005	2004	2003

POCT products	$12,402	$11,246	$10,295
Contract manufacturing services	1,840	1,980	1,416
Other diagnostic products	223	291	338
	$14,465	$13,517	$12,049

3.	ACQUISITION

In July 2003, the Company completed the acquisition of the forensic drug testing customer list from Cox Toxicology, a full-service, SAMHSA-certified drug testing laboratory and a division of CoxHealth. The purchase price is based on varying percentages of the revenue realized from the transitioned business from July 2003 through June 2006. During this period, the Company estimates that revenue from these accounts will total approximately $1.2 million and that the sum of the payments for the acquisition should not exceed 25% of this total. Per the terms of the agreement, $50,000 was paid in 2003, which was recorded as a customer list intangible asset and is being amortized on a straight-line basis over a five-year period. In 2005 and 2004, an additional $37,000 and $156,000, respectively, were paid based upon the revenue realized from the transitioned business, which amounts were also recorded as a customer list asset and is being amortized on a straight-line basis over the remaining useful life. Pro forma results related to the Cox Toxicology customer list acquisition were not material to the financial condition or results of operations of the Company.

4.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2005	2004

Raw materials	$970	$984
Work in process	289	344
Finished goods	427	627
Supplies, including off-site inventory	1,615	1,669
	$3,301	$3,624

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, non-compete agreements and goodwill. Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The components of goodwill were as follows at December 31:

(In thousands)	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$21,100	$(5,133)	$15,967	$21,100	$(5,133)	$15,967

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process. No goodwill impairment was recognized in 2005, 2004 or 2003. There were no other changes in the carrying amount of goodwill in 2005, 2004 or 2003.

The components of other intangible assets were as follows at December 31:

(In thousands)		2005			2004
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	3.5 years	$521	$(487)	$34	$521	$(437)	$84
Customer lists	10.6 years	2,660	(1,505)	1,155	2,623	(1,145)	1,478
Trademarks and other	9.7 years	55	(15)	40	55	(9)	46
Total	9.4 years	$3,236	$(2,007)	$1,229	$3,199	$(1,591)	$1,608

Amortization expense for amortizable intangible assets was approximately $0.4 million, $0.4 million, and $0.5 million during 2005, 2004, and 2003, respectively. Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2006	$363
2007	284
2008	209
2009	125
2010	73
2011 and thereafter	175
$1,229

6.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2005	2004

Furniture and equipment	$19,907	$19,173
Building	7,291	7,220
Leasehold improvements	5,252	4,034
	32,450	30,427
Less accumulated depreciation	(14,523)	(14,079)
	$17,927	$16,348

Depreciation expense was approximately $2.8 million, $2.7 million and $2.2 million during 2005, 2004 and 2003, respectively.

7.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2005	2004

Term loan, due February 2009, 7.00% at December 31, 2005	$341	$-
Capex note, due June 2006, 8.50% at December 31, 2005	69	194
Capex note, due December 2006, 8.50% at December 31, 2005	487	933
Capex notes, paid in 2005	-	745
Mortgage loan, due April 2011, 7.23% at December 31, 2005	5,432	5,619
Various vehicle loans, paid in 2005	-	28
	6,329	7,519
Less current portion	(864)	(1,469)
	$5,465	$6,050

Long-term debt maturities at December 31, 2005 were as follows for the years ending December 31:

2006	$864
2007	324
2008	340
2009	268
2010	268
2011 and thereafter	4,265
$6,329

Wells Fargo Credit Agreement – On December 1, 2005, the Company entered into a credit agreement (the Wells Fargo Credit Agreement) with Wells Fargo Bank, National Association (the Bank), which replaced the then existing Amended and Restated Credit and Security Agreement with Wells Fargo Business Credit, Inc.

The Wells Fargo Credit Agreement consists of:

(i) a revolving line of credit (Line of Credit), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $2.0 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

Subject to certain conditions, the Wells Fargo Credit Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the Line of Credit. The Company is required to pay a fee equal to 0.125% per annum on the average daily unused amount of the Line of Credit. The Company has granted the Bank a first priority security interest in all of the Company’s accounts receivable, other rights to payment, general intangibles, inventory and equipment to secure all indebtedness of the Company to the Bank.

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Credit Agreement also requires the Company to comply with certain financial covenants, including current ratio, tangible net worth, total liabilities to tangible net worth ratio, and debt service coverage ratio, all as defined in the Wells Fargo Credit Agreement. At December 31, 2005, the Company was in compliance with all financial covenants contained in the Wells Fargo Credit Agreement.

At December 31, 2005, the Company did not have an outstanding balance on its revolving line of credit. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 6.6%, 4.8% and 4.5% during 2005, 2004, and 2003, respectively.

On December 1, 2005, the Company entered into a term loan with the Bank which was used to repay existing capital expenditure advances made in 2002 and 2005 under the Amended and Restated Credit and Security Agreement with Wells Fargo Business Credit, Inc. The December 1, 2005 Term Note evidencing the term loan was made pursuant to and subject to the terms and conditions of the Wells Fargo Credit Agreement under the $2.0 million loan limit. The Term Note was for approximately $341,000, payable in monthly installments over three years bearing interest at a rate of 0.25% below the Bank’s prime rate. The term loan is secured by the equipment purchased with the proceeds from the 2002 and 2005 capital expenditure advances.

Subordinated Debt – In October and November 2001, the Company received approximately $1.05 million from private placements of subordinated debt. The Company repaid the principal amount of the notes in 2004.

8.	STOCKHOLDERS’ EQUITY

On July 29, 2004, the Board of Directors declared a three-for-two stock split on the Company’s common stock, effected in the form of a 50% stock dividend, which was paid on August 20, 2004 to stockholders of record on August 10, 2004. The stock split was recorded as a reduction to additional paid-in capital and an increase in common stock in the amount of approximately $372,000, which was based on the par value of the Company’s common stock. Accordingly, all stock option, warrant, share and per share data included in the consolidated financial statements have been restated to reflect the stock split.

At December 31, 2005, 1,063,010 shares of common stock were reserved for future issuances under the stock option plans discussed in Note 9.

In September 1998, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each common share then outstanding. The Rights were distributed pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment (such adjustment including the effect of the stock splits described above in Note 8). The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock.

9.	STOCK OPTION AND PURCHASE PLANS

The Company has adopted stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares and other stock-based awards. The

Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. Restricted stock awards are awarded with a fixed restriction period. At December 31, 2005, all of the Company’s stock option plans had expired, and no options are available for future grant, except as inducement grants to new employees of the Company.

The following table summarizes information about the Company’s stock option activity during 2005, 2004 and 2003:

	Plan Options Outstanding
	1993 Equity Compensation Plan	Non- employee Director Plan	Weighted Average Exercise Price

Balance at December 31, 2002	841,642	13,242	4.51
Granted	328,386		3.90
Exercised	(1,833)		3.95
Canceled	(48,359)		5.67

Balance at December 31, 2003	1,119,836	13,242	4.28
Exercised	(3,111)		3.70
Canceled	(35,398)		9.65

Balance at December 31, 2004	1,081,327	13,242	4.11
Exercised	(24,594)		3.29
Canceled	(6,965)		9.32

Balance at December 31, 2005	1,049,768	13,242	4.10

The following table summarizes information about stock options outstanding at December 31, 2005:

	Plan Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.40-$1.50	224,254	$1.43	3.2	224,254	$1.43
$3.70	224,532	3.70	8.0	155,207	3.70
$3.95-$4.41	283,050	4.24	5.6	281,637	4.24
$4.52-$6.58	212,556	5.57	3.8	212,556	5.57
$6.73-$7.58	118,618	6.89	6.0	118,618	6.89
	1,063,010	4.10	5.3	992,272	4.12

Nonqualified Stock Options - At December 31, 2005, 2004, and 2003, the Company had 183,336, 213,336 and 213,336, respectively, of nonqualified stock options outstanding to certain current and former officers and new employees of the Company. The weighted average exercise price of nonqualified stock options outstanding was $4.77, $4.63 and $4.63 per share, at December 31, 2005, 2004 and 2003, respectively. The shares of common stock covered by nonqualified options are restricted as to transfer under applicable securities laws.

Restricted Stock Awards - Restricted stock awards are issued to certain key employees and directors of the Company as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. Owners of restricted stock awards have the rights of shareowners, including the right to vote. The Company awarded 10,000 and 248,480 restricted shares in 2005 and 2003, respectively, to certain key employees and directors of the Company with cliff vesting and restriction periods of three to five years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in capital. Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to approximately $276,000, $413,000, and $520,000 in 2005, 2004 and 2003, respectively. Unvested restricted stock awards totaled 237,983 and 291,058 shares at December 31, 2005 and 2004, respectively, with a weighted average grant date fair value of $4.35 and $4.67 in 2005 and 2004, respectively.

Qualified Employee Stock Purchase Plan - The Company had a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria were able to subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan was 272,250. In December 2004, the Board of Directors terminated the Purchase Plan. Upon termination of the Purchase Plan, participating employees are permitted to complete unpaid subscriptions. The subscription price of the shares was 85% of the fair market value of the common stock on the day the executed subscription form was received by the Company. The purchase price for the shares is the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase is exercised. Payment for common stock is made through a payroll deduction plan. Shares issued under the Purchase Plan were 5,347, 11,822 and 13,292 during 2005, 2004 and 2003, respectively. As of December 31, 2005, approximately 2,056 shares of common stock are expected to be issued upon completion of subscriptions under the Purchase Plan.

10.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31:

(In thousands, except share and per share data)	2005	2004	2003

Net income (loss) (A)	$3,318	$1,821	$(308)
Weighted average number of basic common shares outstanding (B)	7,785,037	7,471,847	7,413,926
Dilutive effect of stock options and warrants computed based on the treasury stock method using average market price	414,613	382,069	-
Weighted average number of diluted common shares outstanding (C)	8,199,650	7,853,916	7,413,926
Basic earnings (loss) per common share (A/B)	$0.43	$0.24	$(0.04)
Diluted earnings (loss) per common share (A/C)	$0.40	$0.23	$(0.04)

Options and warrants to purchase 7,671 and 1,333,612 shares of common stock were outstanding during 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options and warrants to purchase an aggregate 2,553,780 shares of common stock were outstanding during 2003 and were excluded from the computation of dilutive earnings per share as their inclusion would have been anti-dilutive due to a net loss.

11.	INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31:

(In thousands)	2005	2004	2003

Current:
Federal	$360	$44	$-
State and local	374	1	(2)
Deferred	153	1,071	2
	$887	$1,116	$-

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2005	2004	2003

Computed expected federal income tax expense (benefit)	$1,430	$999	$(105)
State tax, net of federal effect	168	117	10
Change in valuation allowance	(877)	-	-
Expired net operating loss carryforwards	-	-	986
Charge for state examination	331	-	-
Other, net	(165)	-	(891)
	$887	$1,116	$-

The Company decreased its valuation allowance by $0.9 million during 2005. The reduction in the valuation allowance was based on the available evidence, including the Company’s recent historical performance, and projected future results. The Company also recorded a $0.3 million charge related to a North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2005	2004

Current:
Accounts receivable allowances	$341	$519
Inventories	140	166
Accrued expenses	668	649
Other	241	197
	1,390	1,531
Non current:
Building, equipment and improvements	78	(542)
Goodwill and other intangible assets	(1,762)	(1,325)
Research and experimental credit carryforwards	308	273
Federal alternative minimum tax credit carryforwards	127	-
Net operating loss carryforwards	8,024	9,259
	6,775	7,665
	8,165	9,196
Less: Valuation allowance	(54)	(932)
Net deferred tax assets	$8,111	$8,264

At December 31, 2005, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $23.0 million and $20.1 million, respectively, which are available to offset future taxable income.  The Company's federal and state NOLs expire in varying amounts each year from 2006 through 2020 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  For financial reporting purposes, a state valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s filing status in certain states.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

12.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Company’s Board of Directors. The 401(k) expense for 2005, 2004 and 2003 was approximately $0, $0 and $123,000, respectively.

Long-Term Incentive Plan (LTIP) - In December 2004, the Company adopted the LTIP to provide performance-based compensation to selected officers of the Company and compensation to non-employee members of the Board of Directors. Under the LTIP, an officer becomes eligible for an annual long-term incentive contribution amount based upon performance objectives established by the Compensation Committee of the Board of Directors. A non-employee director receives 50% of his or her annual retainer in the form of an annual LTIP contribution. Annual contribution amounts for both officers and directors are subject to a three-year restriction period with a risk of forfeiture if a participant terminates service prior to becoming vested. Participants may elect to allocate LTIP awards in investment options authorized by the Committee, including shares of the Company’s common stock.

The Compensation Committee determined the total 2005 contribution amount to be $688,000 allocated among all participants. All LTIP participants elected to allocate their 2005 contribution amounts to Company stock, and accordingly, the future payment of benefits will be settled by delivery of a fixed number of shares of stock. To fund the 2005 contribution amount, the Company purchased $688,000 or 94,874 shares of its own stock from June through September 2005, which was contributed to a grantor trust. Of the total stock purchased, 59,000 shares were purchased in the open market and 35,874 shares were purchased from an officer of the Company (at the closing market price on the American Stock Exchange on August 4, 2005). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet. The Company will record compensation expense on a straight-line basis over the three-year vesting period (April 1, 2005 through March 31, 2008 for the 2005 contribution amount per the LTIP agreement), which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet. The Company recorded approximately $172,000 of compensation expense in 2005 in conjunction with the LTIP. The Company did not fund any contribution amounts or record any compensation expense in 2004 related to the LTIP.

Supplemental Executive Retirement Plan (SERP) – In December 2004, the Company adopted the SERP, which provides supplemental retirement benefits and allows deferral of a portion of base salary and performance based short-term bonuses for selected officers of the Company. The annual supplemental retirement contribution amount to which an officer is entitled for a plan year is a discretionary amount determined by the Compensation Committee of the Board of Directors. Under the SERP, supplemental retirement benefit contribution amounts will vest over a twelve month period.

The Compensation Committee determined the 2005 contribution amount to be $139,000 for the current sole plan participant. The plan participant elected to allocate his 2005 contribution amount into an investment option consisting of mutual funds. Per the SERP agreement, the future payment of benefits will be distributed to the participant in either a lump sum, or in annual installment payments of at least two years, but not more than ten years, in accordance with the election made by the participant. In accordance with EITF 97-14, the deferred compensation of $139,000 in the form of mutual funds was recorded as a marketable equity security in other assets in the accompanying consolidated balance sheet. The Company recorded compensation expense of $139,000 in 2005 over the 12 month vesting period, which was classified as a deferred compensation obligation in other long-term liabilities in the accompanying balance sheet. In accordance, with EITF 97-14, the deferred compensation liability was adjusted approximately $1,000, with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant at December 31, 2005. The Company did not fund any contribution amounts or record any compensation expense in 2004 in conjunction with the SERP.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $386,000, $386,000, and $347,000 during 2005, 2004 and 2003, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

At December 31, 2005, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
	Capital Leases	Operating Leases

2006	$18	$716
2007	15	634
2008	2	476
2009	-	457
2010	-	423
2011 and thereafter	-	2,025
	35	$4,731
Less amount representing interest	(3)
Present value of net minimum lease payments	32
Less current portion	(16)
Long-term capital lease obligations	$16

Rent expense (including amounts for the facilities leased from the director) amounted to $1.5 million, $1.6 million and $1.7 million during 2005, 2004 and 2003, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

14.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. The Company received $300,000 for reimbursement of tenant improvements completed in 2001. Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses. These facilities have always been owned and leased to the Company by a director of the Company. In 2003, the Company completed additional tenant improvements to the premises of $300,000. In November 2003, the Company amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016, for an annual base rent of approximately $386,000, exclusive of operating expenses, effective January 2004, including amortization of the $600,000 of improvements. The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises.

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

15.	SUBSEQUENT EVENT

On March 16, 2006, the Company entered into a Term Note (the Note) with the Bank to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on the Company’s mortgage loan with Principal Life Insurance Company (Principal). The Company financed the March 2001 purchase of the building complex where its Laboratory Services’ segment and other commercial tenants are located with the mortgage loan from Principal. The mortgage loan has a term of ten years and is being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. The Company elected not to accept the interest rate adjustment and will refinance $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest will be calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. The Company will refinance the remaining outstanding mortgage loan balance of approximately $2.0 million with a portion of its Line of Credit from the Bank.

16.	QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$14,689	$16,845	$16,513	$15,000
Gross profit	5,958	7,484	7,260	6,418
Net income	421	1,015	825	1,057	*
Basic earnings per share	0.06	0.13	0.10	0.13	*
Diluted earnings per share	0.05	0.13	0.10	0.12	*

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$13,583	$15,064	$14,473	$13,616
Gross profit	5,741	6,613	6,032	5,448
Net income	414	728	569	110
Basic earnings per share	0.06	0.10	0.08	0.01
Diluted earnings per share	0.05	0.09	0.07	0.01

*

During the fourth quarter of 2005, the Company reported a $0.5 net tax benefit as part of net income. The income tax benefit was primarily due to a $0.9 million reduction in the valuation allowance on deferred tax assets. The reduction in income tax expense from the valuation allowance change was partially offset by a charge of $0.3 million related to a North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2005
Allowance for Doubtful Accounts	$630,000	$663,000	$961,000	(1)	$332,000

Year ended December 31, 2004
Allowance for Doubtful Accounts	$294,000	$582,000	$246,000	(1)	$630,000

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,125,000	$635,000	$1,466,000	(1)	$294,000

(1)	Uncollectible accounts written off, net of recoveries.