Form 10-Q
period 2006-03-31
MEDTOX SCIENTIFIC INC
filed 2006-04-27
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________________	to _________________________

Commission file number 1-11394

MEDTOX SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3863205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

402 West County Road D, St. Paul, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:                 (651) 636-7466

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                    Large accelerated filer [  ]               Accelerated filer [  ]                         Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2006
Common Stock, $0.15 par value per share	8,180,780

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three

Months Ended March 31, 2006 and 2005	3

Consolidated Balance Sheets – March 31, 2006

and December 31, 2005	4

Consolidated Statements of Cash Flows – Three

Months Ended March 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	12

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	24

Item 4:

Controls and Procedures	24

Part II	Other Information	25

Signatures	26
Exhibit Index	27

PART I	FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES:
Laboratory services	$12,402	$11,148
Product sales	3,948	3,541
	16,350	14,689

COST OF REVENUES:
Cost of services	7,634	7,225
Cost of sales	1,572	1,506
	9,206	8,731

GROSS PROFIT	7,144	5,958

OPERATING EXPENSES:
Selling, general and administrative	5,134	4,348
Research and development	460	598
	5,594	4,946

INCOME FROM OPERATIONS	1,550	1,012

OTHER INCOME (EXPENSE):
Interest expense	(154)	(211)
Other expense, net	(168)	(122)
	(322)	(333)

INCOME BEFORE INCOME TAX EXPENSE	1,228	679

INCOME TAX EXPENSE	(474)	(258)

NET INCOME	$754	$421

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.06

DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,154,596	7,540,484
Diluted	8,732,848	8,203,204

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674	$1,312
Accounts receivable:
Trade, less allowance for doubtful accounts ($315 in 2006 and $332 in 2005)	10,748	9,691
Other	160	198
Total accounts receivable	10,908	9,889
Inventories	3,215	3,301
Prepaid expenses and other	1,281	1,237
Deferred income taxes	1,390	1,390
Total current assets	17,468	17,129
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	18,447	17,927
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,140	1,229
DEFERRED INCOME TAXES, net	6,247	6,721
OTHER ASSETS	251	417
TOTAL ASSETS	$59,520	$59,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$1,800	$-
Accounts payable	2,375	2,793
Accrued expenses	5,171	5,079
Current portion of long-term debt	1,127	864
Current portion of capital leases	13	16
Total current liabilities	10,486	8,752
LONG-TERM DEBT, net of current portion	2,969	5,465
OTHER LONG-TERM LIABILITIES	470	312
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	13	16

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 14,400,000; issued and outstanding
shares, 8,180,569 in 2006 and 8,161,159 in 2005	1,227	1,224
Additional paid-in capital	85,497	85,517
Accumulated deficit	(40,278)	(41,032)
Common stock held in trust	(688)	(688)
Treasury stock	(176)	(176)
Total stockholders' equity	45,582	44,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,520	$59,390

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$754	$421
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	830	804
Provision for losses on accounts receivable	106	60
Loss on sale of equipment	18	-
Deferred compensation	218	63
Deferred income taxes	474	258
Changes in operating assets and liabilities:
Accounts receivable	(1,125)	(1,537)
Inventories	86	307
Prepaid expenses and other current assets	(44)	40
Other assets	166	84
Accounts payable and accrued expenses	(1,030)	(125)
Net cash provided by operating activities	453	375

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(569)	(645)
Purchase of customer list	(6)	(5)
Net cash used in investing activities	(575)	(650)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	1,800	679
Proceeds from long-term debt	3,383	300
Principal payments on long-term debt	(5,616)	(382)
Principal payments on capital leases	(6)	(20)
Net proceeds from sale of common stock	112	160
Payment of taxes from traded shares	(189)	(119)
Net cash provided by (used in) financing activities	(516)	618

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(638)	343

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,312	263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$674	$606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$154	$206
Income taxes, net of refunds received	3	62

Supplemental noncash activities:
Asset additions and related obligations	704	106

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Standards: In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS No. 154 on January 1, 2006 did not have a material impact on the Company’s results of operations, financial position or cash flows.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostics devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2006	March 31, 2005
Laboratory Services:
Revenues	$12,402	$11,148
Depreciation and amortization	702	665
Income from operations	1,108	830
Segment assets	44,723	42,300
Capital expenditures for segment assets	535	529

Product Sales:
Revenues	$3,948	$3,541
Depreciation and amortization	128	139
Income from operations	442	182
Segment assets	7,160	6,738
Capital expenditures for segment assets	34	116

Corporate (unallocated):
Other expense	$(322)	$(333)
Deferred tax assets, net	7,637	8,006

Consolidated:
Revenues	$16,350	$14,689
Depreciation and amortization	830	804
Income from operations	1,550	1,012
Other expense	(322)	(333)
Income before income tax expense	1,228	679
Total assets	59,520	57,044
Capital expenditures for assets	569	645

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended
	March 31, 2006	March 31, 2005
Workplace drugs-of-abuse testing	$8,043	$7,373
Other Specialty Laboratory Services	4,359	3,775
	$12,402	$11,148

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2006	March 31, 2005
POC on site testing products	$3,281	$2,988
Contract manufacturing services	642	536
Other diagnostic products	25	17
	$3,948	$3,541

3.	INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2006	December 31, 2005

Raw materials	$835	$970
Work in process	350	289
Finished goods	422	427
Supplies, including off-site inventory	1,608	1,615
	$3,215	$3,301

4. STOCK-BASED COMPENSATION

The Company has adopted stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares and other stock-based awards. The Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. All of the Company’s stock option plans expired in 2003, and no options are available for future grant, except as inducement grants to new employees of the Company. There were no options granted during the three months ended March 31, 2006 or March 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for the three months ended March 31, 2006, was an increase of approximately $30,000 to selling, general and administrative expenses. The Company recorded approximately $68,000 in total share-based compensation expense for stock options and restricted stock awards for the three months ended March 31, 2006.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three month period ended March 31, 2005, prior to the Company’s adoption of SFAS 123(R).

(In thousands, except per share data)
		Three Months Ended
		March 31, 2005

Net income........................................	As reported	$421
Less: Total stock-based compensation
expense, net of related tax effect		(35)
	Pro forma	$386

Basic earnings per share...........................	As reported	$0.06
	Pro forma	0.05

Diluted earnings per share......................	As reported	$0.05
	Pro forma	0.05

The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model for all options granted prior to the expiration date of the Company’s stock option plans in 2003.

The following table summarizes the stock option transactions for the three months ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2005	1,246,346	$4.20
Granted	-	-
Exercised	(45,952)	$2.34
Forfeited/cancelled	-	-

Outstanding at March 31, 2006	1,200,394	$4.27	5.09	$5,994

Exercisable at March 31, 2006	1,147,070	$4.29	4.96	$5,698

The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the market price of the Company’s common stock at March 31, 2006 and the exercise price of the underlying options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $252,000 determined as of the date of exercise. Cash received from option exercises during the three months ended March 31, 2006 was $108,000. At March 31, 2006, there was approximately $90,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.38 years.

A summary of the status of the Company’s non-vested restricted stock awards at March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2005	237,983	$4.35
Granted	-	-
Vested	(90,255)	$4.54
Forfeited	(2,250)	$4.20

Outstanding at March 31, 2006	145,478	$4.23

At March 31, 2006, there was approximately $194,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 1.24 years. The total fair value of restricted stock awards vested during the three months ended March 31, 2006 was $689,000.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2006	March 31, 2005

Net income (A)	$754	$421
Weighted average number of basic common shares outstanding (B)	8,154,596	7,540,484
Dilutive effect of stock options and warrants computed based on the treasury stock method using average market price	578,252	662,720
Weighted average number of diluted common shares outstanding (C)	8,732,848	8,203,204
Basic earnings per common share (A/B)	$0.09	$0.06
Diluted earnings per common share (A/C)	$0.09	$0.05

Options and warrants to purchase 0 and 918 shares of common stock were outstanding during the first three months of 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

6. INCOME TAXES

At December 31, 2005, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $23.0 million and $20.1 million, respectively, which are available to offset future taxable income.  The Company's federal and state NOLs expire in varying amounts each year from 2006 through 2023 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s filing status in certain states.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

7.	CONTINGENCIES

Leases - The Company leases offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

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

The following is a bullet point listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
•	other companies challenging our patents
•	patents issued to other companies that may harm our ability to do business
•	other companies designing around technologies we have developed
•	our inability to obtain appropriate licenses from third parties
•	our inability to protect our trade secrets
•	risk of infringement upon the proprietary rights of others
•	our inability to prevent others from infringing on our proprietary rights

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations and warehouse/distribution facilities.

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

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services for customers. These services include data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service-eChain®, the first multi-purpose electronic chain-of-custody system in the market. In the first quarter of 2006, we installed eChain® in over 260 clinics and specimen collection sites and we anticipate it to be in use in more than 1,000 locations by the end of 2006. Also in development is MEDTOXScan™, an electronic reader for our devices for use in hospital laboratories and emergency rooms. Production units of MEDTOXScan™ are currently expected to be available late in the second quarter of 2006. POCT devices introduced in 2005, including SURE-SCREEN®, our lower detection POCT device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market, are gaining acceptance and have been increasing in sales month over month.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2005. Note that the preparation of the interim, unaudited financial statements included in this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at March 31, 2006 was $10.7 million, net of allowance for doubtful accounts of $0.3 million.

Revenue Recognition:

Some of our Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by us. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to us by the customer. We estimate a discount on the billings for these tests, and recognize revenues and related accounts receivable at a net amount, after discount, in order to state revenues and accounts receivable at the amount expected to be paid. While we believe that estimated discounts and the related net revenues and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. We consider contracted rates with payors and historical discounts when estimating future discounts on a monthly basis.

Product sales are recognized upon delivery, net of estimated allowances for returns.

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collections sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At March 31, 2006, off-site inventory was $1.0 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the first quarter of 2006 we were able to achieve solid revenue growth and improved gross margins.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

	Three Months Ended				Quarter-over-Quarter
	March 31, 2006	% of Revenues	March 31, 2005	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 12,402	75.9%	$ 11,148	75.9%	$ 1,254	11%

Product Sales	3,948	24.1%	3,541	24.1%	407	11%

	$ 16,350	100.0%	$ 14,689	100.0%	$ 1,661	11%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 9% in the first quarter of 2006 due to an increase in sample volume, partially offset by a slight decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the amount of confirmation testing and transportation charges associated with the client’s workplace drugs-of-abuse samples. Our increased sample volume was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy. During the first quarter of 2006, we installed eChain ® in over 260 clinics and specimen collection sites. eChain® is our web-based client electronic chain-of-custody and donor tracking system, capable of delivering enhanced electronic results reporting, as well as sample and donor tracking. We anticipate that eChain® will be in use in more than 1,000 locations by the end of 2006.

Revenues from our Specialty Laboratory Services increased 16% to $4.4 million in the first quarter of 2006 due to strong growth in our clinical trial services business. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. Revenues from these services can fluctuate from quarter-to-quarter depending on the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 10% to $3.3 million in the first quarter of 2006. This growth primarily reflected strong sales of PROFILE®-II A and PROFILE-II ER® products. Products introduced last year, including SURE-SCREEN®, our lower detection level device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market, are gaining acceptance and have been increasing in sales month over month. We will also be introducing our MEDTOXScan™ reader for use with the PROFILE-II ER® device in the hospital market. Production units of MEDTOXScan™ are currently expected to be available late in the second quarter of 2006. Overall, pricing for our POCT devices was stable quarter-over-quarter.

Sales of contract manufacturing services and associated products increased 20% to $0.6 million in the first quarter of 2006 and were impacted by the timing of the placement of orders from our two existing clients for these services.

Gross Profit

	Three Months Ended				Quarter-over-Quarter
	March 31, 2006	% of Revenues	March 31, 2005	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 7,634	61.6%*	$ 7,225	64.8%*	$ 409	6%

Cost of Sales	1,572	39.8%**	1,506	42.5%**	66	4%

	$ 9,206	56.3%	$ 8,731	59.4%	$ 475	5%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 43.7% of revenues in the first quarter of 2006, compared to 40.6% of revenues for the same period in 2005. The increase was driven by improvement in both Laboratory Services’ and Product Sales’ gross margins.

Laboratory Services gross margin was 38.4% in the first quarter of 2006, up from 35.2% in the first quarter of 2005. The margin improvement was attributable to increased revenues from additional testing volume through our existing infrastructure.

Gross margin from Product Sales increased to 60.2% in the first quarter of 2006, up from 57.5% in the same period of 2005. In the first quarter of 2005, margins were impacted by costs associated with the transition to the new improved product format for our PROFILE®-II product line.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2006	% of Revenues	March 31, 2005	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 5,134	31.4%	$ 4,348	29.6%	$ 786	18%

Research and development	460	2.8%	598	4.1%	(138)	(23)%

	$ 5,594	34.2%	$ 4,946	33.7%	$ 648	13%

Operating expenses increased in the first quarter of 2006 and reflected our continued increased investment in information technology and increased incentive-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.1 million, or 31.4% of revenues in the first quarter of 2006, compared to $4.3 million, or 29.6% in the first quarter of 2005. The increase in spending was primarily associated with higher performance-based compensation such as executive deferred compensation expense based on our financial performance, as well as increased spending in information technology.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 23%, to $0.5 million in the first quarter of 2006. Our increased spending in the first quarter of 2005 was related to significant development projects in our Product Sales segment, including our MEDTOXScan™ electronic reader and our new improved PROFILE®-II product format.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses were $0.3 million in the first quarter of 2006, a decrease of 3% compared to the first quarter of 2005. The slight decline was primarily due to lower interest expense, reflecting a reduction in average debt levels, partially offset by reduced net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the three months ended March 31, 2006 and March 31, 2005 based upon an effective tax rate of 38.6% and 38.0%, respectively. At March 31, 2006, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2006 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at March 31, 2006 were $0.7 million, compared to $1.3 million at December 31, 2005.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2006 compared to $0.4 million for the same period of 2005.

Net cash used in investing activities, consisting primarily of capital expenditures, was $0.6 million for the three months ended March 31, 2006 compared to $0.7 million for the same period of 2005. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2006, compared to net cash provided by financing activities of $0.6 million in the prior year period.

On March 16, 2006, we entered into a Term Note (the Note) with the Wells Fargo Bank, National Association (the Bank) to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company (Principal). We financed the March 2001 purchase of the building complex, where our Laboratory Services’ segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest will be calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. We paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of our Line of Credit and $0.2 million of cash.

We are party to a credit security agreement (the Wells Fargo Credit Agreement) with the Bank. The Wells Fargo Credit Agreement, as amended, consists of:

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At March 31, 2006, we had total borrowing capacity of $8.0 million on our line of credit, of which $1.8 million was borrowed, leaving a net availability of $6.2 million.

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

We continue to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenues from sales of the our existing products and services (iii) developing new products and services, as well as (iv) selectively pursuing synergistic acquisitions to increase our critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that we will be profitable.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of March 31, 2006:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 4,770	$ 1,368	$ 2,638	$ 764	$ -

Capital lease obligations (1)	29	15	14	-	-

Operating leases	4,541	711	1,485	802	1,543

Total contractual obligations	$ 9,340	$ 2,094	$ 4,137	$ 1,566	$ 1,543

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Seasonality

The Company believes that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the summer months, year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing net revenues and cash flows.

Impact of New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS No. 154 on January 1, 2006 did not have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for the three months ended March 31, 2006, was an increase of approximately $30,000 to selling, general and administrative expenses

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2006. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 1A       RISK FACTORS. There have been no material changes to our risk factors during the quarter ended March 31, 2006. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	24,789	-	-	-
February 1 - 28	-	-	-	-
March 1 - 31	-	-	-	-
Total	24,789

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

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	April 27, 2006
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	April 27, 2006
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	April 27, 2006
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2006

Exhibit
Number	Description

3.1	Bylaws of the Registrant, as amended. (Incorporated by reference to exhibit 3.1 filed with the Registrant’s Report on Form 10-K dated December 31, 2005).

3.2	Restated Certificate of Incorporation, as amended. (Incorporated by reference to exhibit 3.2 filed with the Registrant’s Report on Form 10-K dated December 31, 2005).

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

27

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

28

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

10.23

Term Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K dated December 31, 2005).

10.24

Continuing Guaranty between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.24 filed with the Registrant’s Report on Form 10-K dated December 31, 2005).

10.25

First Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.25 filed with the Registrant’s Report on Form 10-K dated December 31, 2005).

10.26

Negative Pledge Agreement between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.26 filed with the Registrant’s Report on Form 10-K dated December 31, 2005).

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

29