Form 10-Q
period 2006-06-30
MEDTOX SCIENTIFIC INC
filed 2006-07-27
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 14, 2006
Common Stock, $0.15 par value per share	8,164,003

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Six Months Ended June 30, 2006 and 2005	3

Consolidated Balance Sheets – June 30, 2006

and December 31, 2005	4

Consolidated Statements of Cash Flows – Six

Months Ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	12

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4:

Controls and Procedures	27

Part II	Other Information	28

Signatures	30
Exhibit Index	31

PART I	FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES:
Laboratory services	$ 13,413	$ 12,920	$ 25,815	$ 24,068
Product sales	3,986	3,925	7,934	7,466
	17,399	16,845	33,749	31,534
COST OF REVENUES:
Cost of services	8,175	7,750	15,809	14,975
Cost of sales	1,488	1,611	3,060	3,117
	9,663	9,361	18,869	18,092

GROSS PROFIT	7,736	7,484	14,880	13,442

OPERATING EXPENSES:
Selling, general and administrative	4,880	4,896	10,014	9,244
Research and development	531	638	991	1,236
	5,411	5,534	11,005	10,480

INCOME FROM OPERATIONS	2,325	1,950	3,875	2,962

OTHER EXPENSE:
Interest expense	(119)	(227)	(273)	(438)
Other expense, net	(118)	(86)	(286)	(208)
	(237)	(313)	(559)	(646)

INCOME BEFORE INCOME TAX EXPENSE	2,088	1,637	3,316	2,316

INCOME TAX EXPENSE	(806)	(622)	(1,280)	(880)

NET INCOME	$ 1,282	$ 1,015	$ 2,036	$ 1,436

BASIC EARNINGS PER COMMON SHARE	$ 0.16	$ 0.13	$ 0.25	$ 0.19

DILUTED EARNINGS PER COMMON SHARE	$ 0.15	$ 0.13	$ 0.23	$ 0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,183,455	7,546,972	8,169,106	7,543,746
Diluted	8,839,176	7,929,546	8,786,645	8,070,235

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$847	$1,312
Accounts receivable:
Trade, less allowance for doubtful accounts ($272 in 2006 and $332 in 2005)	11,491	9,691
Other	200	198
Total accounts receivable	11,691	9,889
Inventories	3,281	3,301
Prepaid expenses and other	988	1,237
Deferred income taxes	1,390	1,390
Total current assets	18,197	17,129
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	18,704	17,927
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	1,049	1,229
DEFERRED INCOME TAXES, net	5,455	6,721
OTHER ASSETS	390	417
TOTAL ASSETS	$59,762	$59,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$1,500	$-
Accounts payable	2,632	2,793
Accrued expenses	5,266	5,079
Current portion of long-term debt	1,034	864
Current portion of capital leases	13	16
Total current liabilities	10,445	8,752
LONG-TERM DEBT, net of current portion	2,773	5,465
OTHER LONG-TERM LIABILITIES	643	312
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	10	16
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued
and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued
shares, 8,196,916 in 2006 and 8,161,159 in 2005	1,230	1,224
Additional paid-in capital	85,475	85,517
Accumulated deficit	(38,996)	(41,032)
Common stock held in trust	(1,487)	(688)
Treasury stock, at cost, 32,913 shares in 2006	(331)	(176)
Total stockholders' equity	45,891	44,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,762	$59,390

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,036	$1,436
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,683	1,581
Provision for losses on accounts receivable	160	279
Loss on sale of equipment	37	1
Deferred compensation	458	262
Deferred income taxes	1,266	880
Changes in operating assets and liabilities:
Accounts receivable	(1,962)	(2,956)
Inventories	20	426
Prepaid expenses and other current assets	249	(66)
Other assets	27	69
Accounts payable and accrued expenses	(654)	(171)
Net cash provided by operating activities	3,320	1,741

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(1,641)	(1,825)
Proceeds from sale of equipment	16	-
Purchase of customer list	(11)	(12)
Net cash used in investing activities	(1,636)	(1,837)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	1,500	1,416
Proceeds from long-term debt	3,383	300
Principal payments on long-term debt	(5,905)	(777)
Principal payments on capital leases	(9)	(40)
Purchase of common stock for incentive plan	(799)	(89)
Purchase of treasury stock	(331)	-
Net proceeds from sale of common stock	204	175
Payment of taxes from traded shares	(192)	(119)
Net cash provided by (used in) financing activities	(2,149)	866

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(465)	770

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,312	263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$847	$1,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$241	$428
Income taxes, net of refunds received	67	117

Supplemental noncash activities:
Asset additions and related obligations	681	122

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Standards:

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Clinical Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostics devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Laboratory Services:
Revenues	$13,413	$12,920	$25,815	$24,068
Depreciation and amortization	723	640	1,425	1,305
Income from operations	1,691	1,714	2,799	2,544
Segment assets	45,532	44,093	45,532	44,093
Capital expenditures for segment assets	981	1,065	1,516	1,692

Product Sales:
Revenues	$3,986	$3,925	$7,934	$7,466
Depreciation and amortization	130	137	258	276
Income from operations	634	236	1,076	418
Segment assets	7,387	6,999	7,387	6,999
Capital expenditures for segment assets	91	131	125	255

Corporate (unallocated):
Other expense	$(237)	$(313)	$(559)	$(646)
Deferred tax assets, net	6,845	7,384	6,845	7,384

Company:
Revenues	$17,399	$16,845	$33,749	$31,534
Depreciation and amortization	853	777	1,683	1,581
Income from operations	2,325	1,950	3,875	2,962
Other expense	(237)	(313)	(559)	(646)
Income before income tax expense	2,088	1,637	3,316	2,316
Total assets	59,762	58,476	59,762	58,476
Capital expenditures for assets	1,072	1,196	1,641	1,947

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Workplace drugs-of-abuse	$8,899	$8,688	$16,942	$16,061
Other Specialty Clinical Laboratory Services	4,514	4,232	8,873	8,007
	$13,413	$12,920	$25,815	$24,068

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

POC on site testing products	$3,480	$3,284	$6,761	$6,272
Contract manufacturing services	381	542	1,023	1,078
Other diagnostic products	125	99	150	116
	$3,986	$3,925	$7,934	$7,466

3.	INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2006	December 31, 2005

Raw materials	$912	$970
Work in process	393	289
Finished goods	347	427
Supplies, including off-site inventory	1,629	1,615
	$3,281	$3,301

4. STOCK-BASED COMPENSATION

The Company has adopted stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares and other stock-based awards. The Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. All of the Company’s stock option plans expired in 2003, and no options are available for future grant, except as inducement grants to new employees of the Company. There were no options granted during the three and six month periods ended June 30, 2006 or June 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for the three and six months ended June 30, 2006, was an increase of approximately $30,000 and $60,000, respectively, to selling, general and administrative expenses. The Company recorded approximately $67,000 and $135,000 in total share-based compensation expense for stock options and restricted stock awards for the three and six months ended June 30, 2006, respectively.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three and six month periods ended June 30, 2005, prior to the Company’s adoption of SFAS 123(R).

(In thousands, except per share data)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income........................................As reported	$1,015	$1,436
Less: Total stock-based compensation
expense, net of related tax effect	(33)	(68)
Pro forma	$982	$1,368

Basic earnings per share..................As reported	$0.13	$0.19
Pro forma	0.13	0.18

Diluted earnings per share................As reported	$0.13	$0.18
Pro forma	0.12	0.17

The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model for all options granted prior to the expiration date of the Company’s stock option plans in 2003.

The following table summarizes the stock option transactions for the three and six months ended June 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2005	1,246,346	$4.20
Granted	-	-
Exercised	(45,952)	$2.34
Forfeited/cancelled	-	-

Outstanding at March 31, 2006	1,200,394	$4.27	5.09	$5,994

Granted	-	-
Exercised	(16,044)	$5.62
Forfeited/cancelled	-	-

Outstanding at June 30, 2006	1,184,350	$4.25	4.86	$5,699

Exercisable at June 30, 2006	1,148,538

The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the market price of the Company’s common stock at June 30, 2006 and the exercise price of the underlying options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $61,000 and $313,000, respectively, determined as of the date of exercise. Cash received from option exercises during the three and six months ended June 30, 2006 was $91,000 and $198,000, respectively. At June 30, 2006, there was approximately $60,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.26 years.

A summary of the status of the Company’s non-vested restricted stock awards at June 30, 2006, and changes during the three and six months ended June 30, 2006, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	237,983	$4.35
Granted	-	-
Vested	(90,255)	$4.54
Forfeited	(2,250)	$4.20

Outstanding at March 31, 2006	145,478	$4.23

Granted	-	-
Vested	(9,747)	$4.00
Forfeited	-	-

Outstanding at June 30, 2006	135,731	$4.25

At June 30, 2006, there was approximately $155,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 1.06 years. The total fair value of restricted stock awards vested during the three and six months ended June 30, 2006 was $101,000 and $790,000, respectively.

5.	STOCKHOLDERS’ EQUITY

In March 2006, the Board of Directors authorized the repurchase of an unspecified number of shares of the Company’s common stock. The shares repurchased may be used to fund the Company’s Long-Term Incentive Plan or be held in treasury. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. The share repurchase program does not have an expiration date and may be limited or terminated at any time. During both the three and six month periods ended June 30, 2006, the Company repurchased a total of 115,463 shares at a cost of $1.1 million. Of the total shares repurchased, 82,550 shares were acquired at a cost of $0.8 million and contributed to the Company’s Long-Term Incentive Plan. The remaining 32,913 shares were repurchased at a cost of $0.3 million and are being held in treasury.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (A)	$1,282	$1,015	$2,036	$1,436
Weighted average number of basic common shares outstanding (B)	8,183,455	7,546,972	8,169,106	7,543,746
Dilutive effect of stock options and warrants computed based on the treasury stock method using average market price	655,721	382,574	617,539	526,489
Weighted average number of diluted common shares outstanding (C)	8,839,176	7,929,546	8,786,645	8,070,235
Basic earnings per common share (A/B)	$0.16	$0.13	$0.25	$0.19
Diluted earnings per common share (A/C)	$0.15	$0.13	$0.23	$0.18

Options and warrants to purchase 1,224,755 and 8,589 shares of common stock were outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

7. INCOME TAXES

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

8.	CONTINGENCIES

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

Our Business

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

Our “Specialty Clinical Laboratory Services” operations consist of clinical toxicology, clinical testing for the pharmaceutical industry (e.g., central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. We provide these services to hospitals, clinics, HMOs and small to mid-sized biotech and pharmaceutical companies and other laboratories.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing anddistribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations and warehouse/distribution facilities.

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

Economic Uncertainties Causing Reduced Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

Recently, we have experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attribute to lower new job creation and reduced employee turnover caused by economic uncertainties. We feel economic uncertainties may continue to have an impact on our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our Strategy

We believe that the combined operations of our Laboratory Services business and on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. Our combined operations allow us to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace, including on-site tests for the detection of substance of abuse drugs, Substance Abuse Mental Health Services Administration (SAMHSA) certified laboratory testing (screening and confirmation), biological monitoring of occupational toxins, consultation, and logistics, data management and program management services.

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services. These services include data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service, eChain®, the first multi-purpose electronic chain-of-custody system in the market. Over 700 sites (i.e., clinics and specimen collection sites) are either currently utilizing eChain® or in the process of being converted to do so. We anticipate eChain® to be in use in more than 1,000 locations by the end of 2006.

Also in development is MEDTOXScan®, an electronic reader for our POCT devices for use in hospital laboratories and emergency rooms. Production units of MEDTOXScan®, originally scheduled for introduction late in the second quarter of 2006, have been rescheduled for the end of the third quarter of this year.

POCT devices introduced in 2005, including SURE-SCREEN®, our lower detection POCT device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market, are gaining acceptance and have been increasing in sales month over month.

Recently, we were awarded a contract to provide our ClearCourse™ Solution to the Los Angeles County Probation Department. Our ClearCourse™ Solution includes both laboratory and point-of-collection drug screening, utilizing the Company’s VERDICT®-II and new SURE-SCREEN® devices, with the lowest detection levels of any FDA cleared product. The contract term is one-year with four one-year extensions. The annual revenue from the contract is estimated at approximately $1.15 million per year, but is not guaranteed. Initially, the revenue will be derived primarily from our Laboratory Services business. Moving forward, a greater percentage of revenue will be shifted to the sale of our POCT devices.

We are also in the process of increasing the number of sales representatives in our sales group from 19 to 29 to increase new account activity to compensate for the lower activity from existing workplace drugs-of-abuse clients.

We have committed to improve productivity and quality in our organization through LEAN and Six-Sigma processes. Our LEAN and Six-Sigma initiatives are designed to improve quality and productivity, cut costs and increase throughput. While all key departments in the Laboratory Services and Product Sales segments have now been through initial LEAN processes, as an organization we recognize that LEAN is an ongoing philosophy, not a project to be “finished.” LEAN is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. Our Six-Sigma initiatives address quality and variability in processes. Our LEAN and Six-Sigma processes have resulted in cost savings which have helped to improve our gross margins over the past few years.

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

For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2005. Note that the preparation of the interim, unaudited consolidated financial statements included in this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at June 30, 2006 was $11.5 million, net of allowance for doubtful accounts of $0.3 million.

Revenue Recognition:

Some of our Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by us. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to us by the customer. Historically, the amounts of such incorrect billings have not been material. We estimate a discount on the billings for these tests, and recognize revenues and related accounts receivable at a net amount, after discount, in order to state revenues and accounts receivable at the amount expected to be paid. While we believe that estimated discounts and the related net revenues and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. We consider contracted rates with payors and historical discounts when estimating future discounts on a monthly basis.

Product sales are recognized upon delivery, net of estimated allowances for returns.

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. At June 30, 2006, off-site inventory was $1.0 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

Accounting for Income Taxes:

As part of the process of preparing the consolidated interim financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and tax planning strategies, and to the extent management believes that recovery is not likely, we must establish a valuation allowance. To the extent we increase or decrease the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

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

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the second quarter of 2006 we made positive strides on all three fronts on a consolidated basis. During the first six months of this year, we were able to achieve solid revenue growth and improved gross margins.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

	Three Months Ended				Quarter-over-Quarter
	June 30, 2006	% of Revenues	June 30, 2005	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 13,413	77.1%	$ 12,920	76.7%	$ 493	4%

Product Sales	3,986	22.9%	3,925	23.3%	61	2%

	$ 17,399	100.0%	$ 16,845	100.0%	$ 554	3%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Clinical Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 2% in the second quarter of 2006 due to an increase in sample volume, partially offset by a slight decrease in the average price per testing specimen. Our sample volume from new account activity was strong during the quarter. However, testing volume from our existing clients was down largely due to lower new job creation and reduced employee turnover caused by economic uncertainties. We have implemented two initiatives to compensate for lower activity from existing clients that we believe will have a positive benefit in the second half of 2006. First, we are increasing the number of sales representatives in our sales group from 19 to 29 to further increase new account activity. Second, increasing capacity in our sales group has allowed us to accelerate the deployment of eChain®, our web-based electronic chain-of-custody and donor tracking system. At the end of the first quarter, there were 264 clinics and specimen collection sites utilizing eChain®. Over 700 sites (i.e., clinics and collection sites) are either currently utilizing eChain® or are in the process of being converted to do so. We anticipate that eChain® will be in use in more than 1,000 locations by the end of 2006.

Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Clinical Laboratory Services increased 7% to $4.5 million in the second quarter of 2006 due to strong growth in our clinical trial services business. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. Revenues from these services can fluctuate from quarter-to-quarter based on the project nature, size and the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consist of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 6% to $3.5 million in the second quarter of 2006. This growth primarily reflected strong sales of PROFILE®-II A and PROFILE-II ER® products. Products introduced last year, including SURE-SCREEN®, our lower detection level device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market, are gaining acceptance and have been increasing in sales month over month.

Overall, pricing for our POCT devices was stable quarter-over-quarter as we maintained our overall pricing structure by emphasizing value-added services, such as SURE-SCREEN® and our ClearCourse™ Solution. We will also be introducing our MEDTOXScan® reader for use with our PROFILE-II ER® device in the hospital market. Production units of MEDTOXScan®, originally scheduled to be available at the end of the second quarter of 2006, have been rescheduled for the end of the third quarter of this year. We experienced a delay in the delivery of a key component from an offshore supplier that has now been resolved, and we have a new manufacturing schedule.

Additionally, in the Product Sales segment, sales of contract manufacturing services and associated products decreased 30% to $0.4 million in the second quarter of 2006 and were impacted by the timing of the placement of orders from our two existing clients for these services.

Gross Profit

	Three Months Ended				Quarter-over-Quarter
	June 30, 2006	% of Revenues	June 30, 2005	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 8,175	60.9%*	$ 7,750	60.0%*	$ 425	5%

Cost of Sales	1,488	37.3%**	1,611	41.0%**	(123)	(8)%

	$ 9,663	55.5%	$ 9,361	55.6%	$ 302	3%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 44.5% of revenues in the second quarter of 2006, compared to 44.4% of revenues for the same period in 2005. The increase was driven by improvement in Product Sales gross margin, partially offset by a slight decline in Laboratory Services gross margin.

Laboratory Services gross margin was 39.1% in the second quarter of 2006, down from 40.0% in the second quarter of 2005. The margin decline was attributable to lower than anticipated revenue growth in the quarter. Laboratory Services operates as a relatively high fixed cost business with gross margin largely dependent on driving additional revenues through the fixed cost structure. Cost of services increased 5% over the second quarter of 2005 due to annual increases in wages, supplies and transportation charges. As our revenue growth of 4% was below the 5% increase in cost of services, our gross margin declined slightly in the quarter.

Gross margin from Product Sales increased to 62.7% in the second quarter of 2006, up from 59.0% in the same period of 2005. In the second quarter of 2005, margins were impacted by costs associated with the transition to the new improved product format for our PROFILE®-II product line.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	June 30, 2006	% of Revenues	June 30, 2005	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 4,880	28.1%	$ 4,896	29.1%	$ (16)	-

Research and development	531	3.0%	638	3.8%	(107)	(17)%

	$ 5,411	31.1%	$ 5,534	32.9%	$ (123)	(2)%

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained constant at $4.9 million, while decreasing to 28.1% of revenues in the second quarter of 2006, compared to 29.1% in the second quarter of 2005. We are increasing the number of sales representatives in our sales group from 19 to 29 to further increase new account activity. We added six new sales representatives during the second quarter and continue to recruit for the additional four. Overall, we do not expect a significant increase in selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 17%, to $0.5 million in the second quarter of 2006. Our increased spending in the second quarter of 2005 was related to significant development projects in our Product Sales segment, including our MEDTOXScan® electronic reader and our new improved PROFILE®-II product format.

Other Expense

Other income and expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses were $0.2 million in the second quarter of 2006, a decrease of 24% compared to the second quarter of 2005. The slight decline was primarily due to lower interest expense, reflecting a reduction in average debt levels.

Income Taxes

We recorded a tax provision for the three months ended June 30, 2006 and June 30, 2005 based upon an effective tax rate of 38.6% and 38.0%, respectively. At June 30, 2006, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2006 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

	Six Months Ended				Year-over-Year
	June 30, 2006	% of Revenues	June 30, 2005	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 25,815	76.5%	$ 24,068	76.3%	$ 1,747	7%

Product Sales	7,934	23.5%	7,466	23.7%	468	6%

	$ 33,749	100.0%	$ 31,534	100.0%	$ 2,215	7%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Clinical Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 6% in the first six months of 2006 due to an increase in sample volume, partially offset by a slight decrease in the average price per testing specimen. Our sample volume from new account activity was strong during the first six months of 2006. Testing volume from our existing clients was relatively flat.

Revenues from our Specialty Clinical Laboratory Services increased 11% to $8.9 million in the first six months of 2006 due to strong growth in our clinical trial services business.

In the Product Sales segment, sales of POCT products, which consist of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 8% to $6.8 million in the first six months of 2006. This growth primarily reflected strong sales of PROFILE®-II A and PROFILE-II ER® products. Products introduced last year, including SURE-SCREEN®, our lower detection level device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market, are gaining acceptance and have been increasing in sales month over month. Overall, pricing for our POCT devices was stable period-over-period.

Sales of contract manufacturing services and associated products decreased 5% to $1.0 million in the first six months of 2006 and were impacted by the timing of the placement of orders from our two existing clients for these services.

Gross Profit

	Six Months Ended				Year-over-Year
	June 30, 2006	% of Revenues	June 30, 2005	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 15,809	61.2%*	$ 14,975	62.2%*	$ 834	6%

Cost of Sales	3,060	38.6%**	3,117	41.7%**	(57)	(2)%

	$ 18,869	55.9%	$ 18,092	57.4%	$ 777	4%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 44.1% of revenues in the first six months of 2006, compared to 42.6% of revenues for the same period in 2005. The increase was driven by improvement in both Laboratory Services’ and Product Sales’ gross margins.

Laboratory Services gross margin was 38.8% in the first quarter of 2006, up from 37.8% in the first six months of 2005. The margin improvement was attributable to increased revenues from additional testing volume through our existing infrastructure.

Gross margin from Product Sales increased to 61.4% in the first six months of 2006, up from 58.3% in the same period of 2005. In the first six months of 2005, margins were impacted by costs associated with the transition to the new improved product format for our PROFILE®-II product line.

Operating Expenses

	Six Months Ended				Year-over-Year
	June 30, 2006	% of Revenues	June 30, 2005	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 10,014	29.7%	$ 9,244	29.3%	$ 770	8%

Research and development	991	2.9%	1,236	3.9%	(245)	(20)%

	$ 11,005	32.6%	$ 10,480	33.2%	$ 525	5%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.0 million, or 29.7% of revenues in the first six months of 2006, compared to $9.2 million, or 29.3% in the first six months of 2005. The increase in spending was primarily associated with higher performance-based compensation such as executive deferred compensation expense based on our financial performance, as well as increased spending in information technology.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 20%, to $1.0 million in the first six months of 2006. Our increased spending in the first six months of 2005 was related to significant development projects in our Product Sales segment, including our MEDTOXScan® electronic reader and our new improved PROFILE®-II product format.

Other Expense

Other income and expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses were $0.6 million in the first six months of 2006, a decrease of 13% compared to the first six months of 2005. The decline was primarily due to lower interest expense, reflecting a reduction in average debt levels, partially offset by reduced net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the six months ended June 30, 2006 and June 30, 2005 based upon an effective tax rate of 38.6% and 38.0%, respectively. At June 30, 2006, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2006 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at June 30, 2006 were $0.8 million, compared to $1.3 million at December 31, 2005.

Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2006 compared to $1.7 million for the same period of 2005. This increase was primarily due to a larger increase in our trade receivables from December 31, 2004 to June 30, 2005 compared to December 31, 2005 to June 30, 2006. The significant increase in accounts receivable at June 30, 2005 was primarily due to strong May and June, 2005 sales and the timing of cash receipts.

Net cash used in investing activities, consisting primarily of capital expenditures, was $1.6 million for the six months ended June 30, 2006 compared to $1.8 million for the same period of 2005. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $0.9 million in the prior year period. The change was primarily due to the refinancing of a portion of our mortgage loan in March 2006 and the repurchase of shares of our common stock in the current year (see below).

In March 2006, our Board of Directors authorized the repurchase of an unspecified number of shares of our common stock. The shares repurchased may be used to fund our Long-Term Incentive Plan or be held in treasury. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as our management deems appropriate. The share repurchase program does not have an expiration date and may be limited or terminated at any time. During the six months ended June 30, 2006, we repurchased a total of 115,463 shares at a cost of $1.1 million. Of the total shares repurchased, 82,550 shares were acquired at a cost of $0.8 million and contributed to our Long-Term Incentive Plan. The remaining 32,913 shares were repurchased at a cost of $0.3 million and are being held in treasury. During the first six months of 2005, we purchased 13,500 shares of our common stock in the open market for $89,000, which was contributed to our Long-Term Incentive Plan.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At June 30, 2006, we had total borrowing capacity of $8.0 million on our line of credit, of which $1.5 million was borrowed, leaving a net availability of $6.5 million.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of June 30, 2006:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 4,490	$ 1,280	$ 2,621	$ 589	$ -

Capital lease obligations (1)	25	15	10	-	-

Operating leases	4,373	720	1,424	783	1,446

Total contractual obligations	$ 8,888	$ 2,015	$ 4,055	$ 1,372	$ 1,446

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Impact of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently in the process of evaluating the impact of the adoption of FIN 48.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for the three and six months ended June 30, 2006, was an increase of approximately $30,000 and $60,000, respectively, to selling, general and administrative expenses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2006. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 1A  RISK FACTORS. There have been no material changes to our risk factors during the three and six months ended June 30, 2006. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)

April 1-30, 2006	39,500		$9.35	39,500	-
May 1-31, 2006	43,050		9.98	43,050	-
June 1-30, 2006	33,182	(a)	10.05	32,913	-
Total	115,732		$9.78	115,463	-

(a) Includes 269 shares withheld from employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock. These purchases are not part of a publicly announced plan or program.

(b) Represents the number of shares repurchased as part of the Company’s publicly announced plan to repurchase an unspecified number of shares of the Company’s common stock. The shares repurchased may be used to fund the Company’s Long-Term Incentive Plan or be held in treasury. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

(c) In March 2006, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company’s common stock. The announcement did not indicate the maximum number of shares to be repurchased under the program. The share repurchase program does not have an expiration date.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 25, 2006.

Proposal No. 1: The stockholders elected each of the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

Director’s Name	Votes For	Votes Withheld
Samuel C. Powell	7,262,109	209,640
Robert A. Rudell	7,285,378	186,371

Proposal No. 2: The stockholders approved the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, with the following votes:

For	Against	Abstentions
7,428,275	41,478	1,991

During the second quarter of 2006, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 27, 2006
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 27, 2006
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	July 27, 2006
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2006

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

31

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

32

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