Form 10-Q
period 2006-09-30
MEDTOX SCIENTIFIC INC
filed 2006-10-27
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 12, 2006
Common Stock, $0.15 par value per share	8,120,836

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Nine Months Ended September 30, 2006 and 2005	3

Consolidated Balance Sheets – September 30, 2006

and December 31, 2005	4

Consolidated Statements of Cash Flows – Nine

Months Ended September 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	13

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4:

Controls and Procedures	28

Part II	Other Information	29

Item 1:	Legal Proceedings	29
Item 1A:	Risk Factors	29
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	29
Item 3:	Defaults upon Senior Securities	29
Item 4:	Submission of Matters to a Vote of Securities Holders	29
Item 5:	Other Information	29
Item 6:	Exhibits	29

Signatures	30
Exhibit Index	31

PART I   FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Laboratory services	$ 14,725	$ 12,740	$ 40,540	$ 36,808
Product sales	3,995	3,773	11,929	11,239
	18,720	16,513	52,469	48,047
COST OF REVENUES:
Cost of services	8,555	7,783	24,364	22,758
Cost of sales	1,525	1,470	4,585	4,587
	10,080	9,253	28,949	27,345

GROSS PROFIT	8,640	7,260	23,520	20,702

OPERATING EXPENSES:
Selling, general and administrative	5,415	5,020	15,429	14,264
Research and development	579	552	1,570	1,788
	5,994	5,572	16,999	16,052

INCOME FROM OPERATIONS	2,646	1,688	6,521	4,650

OTHER INCOME (EXPENSE):
Interest expense	(99)	(182)	(372)	(620)
Other expense, net	(143)	(175)	(429)	(383)
	(242)	(357)	(801)	(1,003)

INCOME BEFORE INCOME TAX EXPENSE	2,404	1,331	5,720	3,647

INCOME TAX EXPENSE	(928)	(506)	(2,208)	(1,386)

NET INCOME	$ 1,476	$ 825	$ 3,512	$ 2,261

BASIC EARNINGS PER COMMON SHARE	$ 0.18	$ 0.10	$ 0.43	$ 0.30

DILUTED EARNINGS PER COMMON SHARE	$ 0.17	$ 0.10	$ 0.40	$ 0.28

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,178,489	7,896,777	8,161,176	7,662,716
Diluted	8,802,279	8,324,880	8,775,285	8,094,210

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$842	$1,312
Accounts receivable:
Trade, less allowance for doubtful accounts ($310 in 2006 and $332 in 2005)	12,723	9,691
Other	139	198
Total accounts receivable	12,862	9,889
Inventories	3,166	3,301
Prepaid expenses and other	787	1,237
Deferred income taxes	1,390	1,390
Total current assets	19,047	17,129
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	19,026	17,927
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	957	1,229
DEFERRED INCOME TAXES, net	4,852	6,721
OTHER ASSETS	381	417
TOTAL ASSETS	$60,230	$59,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$500	$-
Accounts payable	2,368	2,793
Accrued expenses	6,225	5,079
Current portion of long-term debt	784	864
Current portion of capital leases	14	16
Total current liabilities	9,891	8,752
LONG-TERM DEBT, net of current portion	2,577	5,465
OTHER LONG-TERM LIABILITIES	797	312
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	6	16

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares,
8,212,584 in 2006 and 8,161,159 in 2005	1,232	1,224
Additional paid-in capital	85,604	85,517
Accumulated deficit	(37,520)	(41,032)
Common stock held in trust, at cost	(1,487)	(688)
Treasury stock, at cost, 91,748 shares in 2006	(870)	(176)
Total stockholders' equity	46,959	44,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,230	$59,390

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,512	$2,261
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,533	2,364
Provision for losses on accounts receivable	291	468
Loss on sale of equipment	36	1
Deferred compensation	678	430
Deferred income taxes	1,869	1,386
Changes in operating assets and liabilities:
Accounts receivable	(3,264)	(3,192)
Inventories	135	550
Prepaid expenses and other current assets	450	320
Other assets	36	(127)
Accounts payable and accrued expenses	447	(99)
Net cash provided by operating activities	6,723	4,362

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(3,133)	(2,781)
Proceeds from sale of equipment	21	-
Purchase of customer list	(11)	(27)
Net cash used in investing activities	(3,123)	(2,808)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds (payments) on revolving credit facility	500	(3,558)
Proceeds from long-term debt	3,383	300
Principal payments on long-term debt	(6,351)	(1,187)
Principal payments on capital leases	(12)	(63)
Purchase of common stock for incentive plan	(799)	(688)
Purchase of treasury stock	(870)	-
Net proceeds from sale of common stock and warrants	271	4,172
Payment of taxes from traded shares	(192)	(119)
Net cash used in financing activities	(4,070)	(1,143)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(470)	411

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,312	263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$842	$674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$347	$637
Income taxes, net of refunds received	140	189

Supplemental noncash activities:
Asset additions and related obligations	275	678

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be attained for the entire year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 157.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. We are currently assessing the impact, if any, that the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Clinical Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Laboratory Services:
Revenues	$14,725	$12,740	$40,540	$36,808
Depreciation and amortization	728	650	2,153	1,955
Income from operations	2,220	1,365	5,019	3,909
Segment assets	47,348	44,418	47,348	44,418
Capital expenditures for segment assets	1,390	817	2,906	2,509

Product Sales:
Revenues	$3,995	$3,773	$11,929	$11,239
Depreciation and amortization	122	133	380	409
Income from operations	426	323	1,502	741
Segment assets	6,640	6,793	6,640	6,793
Capital expenditures for segment assets	100	17	225	272

Corporate (unallocated):
Other expense	$(242)	$(357)	$(801)	$(1,003)
Deferred tax assets, net	6,242	6,878	6,242	6,878

Company:
Revenues	$18,720	$16,513	$52,469	$48,047
Depreciation and amortization	850	783	2,533	2,364
Income from operations	2,646	1,688	6,521	4,650
Other expense	(242)	(357)	(801)	(1,003)
Income before income tax expense	2,404	1,331	5,720	3,647
Total assets	60,230	58,089	60,230	58,089
Capital expenditures for assets	1,490	834	3,131	2,781

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Workplace drugs-of-abuse	$9,250	$8,242	$26,192	$24,303
Other Specialty Clinical Laboratory Services	5,475	4,498	14,348	12,505
	$14,725	$12,740	$40,540	$36,808

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

POC on site testing products	$3,536	$3,247	$10,297	$9,519
Contract manufacturing services	380	483	1,403	1,561
Other diagnostic products	79	43	229	159
	$3,995	$3,773	$11,929	$11,239

3. INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2006	December 31, 2005

Raw materials	$761	$970
Work in process	374	289
Finished goods	295	427
Supplies, including off-site inventory	1,736	1,615
	$3,166	$3,301

4. STOCK-BASED COMPENSATION

The Company has adopted stock option plans to provide incentives to eligible employees, officers, and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock awards, performance shares, and other stock-based awards. All of the Company’s stock option plans expired in 2003, and no options are available for future grant, except as inducement grants to new employees of the Company. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. There were no options granted during the three and nine month periods ended September 30, 2006 or September 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for the three and nine month periods ended September 30, 2006 was an increase of approximately $30,000 and $90,000, respectively, to selling, general, and administrative expenses. The Company recorded approximately $66,000 and $202,000 in total share-based compensation expense for stock options and restricted stock awards for the three and nine months ended September 30, 2006, respectively.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three and nine month periods ended September 30, 2005, prior to the Company’s adoption of SFAS 123(R).

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income...........................................As reported	$825	$2,261
Less: Total stock-based compensation
expense, net of related tax effect	(33)	(100)
Pro forma	$792	$2,161

Basic earnings per share......................As reported	$0.10	$0.30
Pro forma	0.10	0.28

Diluted earnings per share...................As reported	$0.10	$0.28
Pro forma	0.10	0.27

The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model.

The following table summarizes the stock option transactions for the three and nine months ended September 30, 2006:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options
				(In thousands)
Outstanding at December 31, 2005	1,246,346	$4.20
Granted	-	-
Exercised	(45,952)	$2.34
Forfeited/cancelled	-	-

Outstanding at March 31, 2006	1,200,394	$4.27	5.09	$5,994

Granted	-	-
Exercised	(16,044)	$5.62
Forfeited/cancelled	-	-

Outstanding at June 30, 2006	1,184,350	$4.25	4.86	$5,699

Granted	-	-
Exercised	(15,394)	$4.10
Forfeited/cancelled	-	-

Outstanding at September 30, 2006	1,168,956	$4.25	4.58	$6,523

Exercisable at September 30, 2006	1,150,856

The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the market price of the Company’s common stock at September 30, 2006 and the exercise price of the underlying options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $72,000 and $385,000, respectively, determined as of the date of exercise. Cash received from option exercises during the three and nine months ended September 30, 2006 was approximately $63,000 and $261,000, respectively. At September 30, 2006, there was approximately $30,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of 0.14 years.

A summary of the status of the Company’s non-vested restricted stock awards at September 30, 2006 and changes during the three and nine months ended September 30, 2006, is presented below:

	Restricted Stock Award Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	237,983	$4.35
Granted	-	-
Vested	(90,255)	$4.54
Forfeited	(2,250)	$4.20

Outstanding at March 31, 2006	145,478	$4.23

Granted	-	-
Vested	(9,747)	$4.00
Forfeited	-	-

Outstanding at June 30, 2006	135,731	$4.25

Granted	-	-
Vested	-	-
Forfeited	-	-

Outstanding at September 30, 2006	135,731	$4.25

At September 30, 2006, there was approximately $119,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 0.81 years. The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2006 was $0 and $790,000, respectively.

5. STOCKHOLDERS’ EQUITY

Treasury Stock - In March 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company's common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. For the three and nine months ended September 30, 2006, the Company repurchased 58,835 and 91,478 shares at a cost of $0.6 million and $0.9 million, respectively, and are being held in treasury. The share repurchase program does not have an expiration date and may be limited or terminated at any time.

Long-Term Incentive Plan - For the nine months ended September 30, 2006, the company repurchased 82,550 shares on the open market at a cost of $0.8 million for the Long-Term Incentive Plan.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (A)	$1,476	$825	$3,512	$2,261
Weighted average number of basic common shares outstanding (B)	8,178,489	7,896,777	8,161,176	7,662,716
Dilutive effect of stock options and warrants computed based on the treasury stock method using average market price	623,790	428,103	614,109	431,494
Weighted average number of diluted common shares outstanding (C)	8,802,279	8,324,880	8,775,285	8,094,210
Basic earnings per common share (A/B)	$0.18	$0.10	$0.43	$0.30
Diluted earnings per common share (A/C)	$0.17	$0.10	$0.40	$0.28

Options to purchase 8,589 shares of common stock were outstanding during both the three and nine month periods ended September 30, 2005, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

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

8. CONTINGENCIES

Leases - The Company leases facilities, offices, and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

The forward looking statements contained in this Form 10-Q are based on our current expectations, assumptions, estimates and projections about our Company and its businesses. All such forward looking statements involve significant risks and uncertainties, including those risks identified in the next paragraph, many of which are beyond our control. Although we believe that the assumptions underlying our forward looking statements are reasonable, any of the assumptions could prove inaccurate. Actual results may differ materially from those indicated by the forward looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward looking statements to reflect actual results or changes in assumptions, expectations, or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share, and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or accruals, or any future restructuring or other charges that may occur from time to time due to management decisions and changing business circumstances and conditions.

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

Our “Specialty Clinical Laboratory Services” operations consist of clinical toxicology, clinical testing for the pharmaceutical industry (e.g., central laboratory services, bioanalytical, and pharmacokinetic testing), and analysis of heavy and trace metals. We provide these services to hospitals, clinics, HMOs and small to mid-sized biotech and pharmaceutical companies and other laboratories.

Testing is conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry, and high performance liquid chromatography with tandem mass spectrometry.

The Laboratory Services segment also includes New Brighton Business Center, LLC, a wholly-owned limited liability company formed for the sole purpose of acquiring the facilities in St. Paul, Minnesota, where our Laboratory Services administrative offices and laboratory operations are located. These facilities include other commercial tenants that have individual leases with terms of up to ten years.

        Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Consolidation in the Laboratory Services, Drugs-of-Abuse Business

The laboratory services, drugs-of-abuse industry is consolidating, with the consolidation being driven by customers’ desires to minimize the number of laboratories with which they work, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. Given the competitive environment, we are increasingly seeking to differentiate ourselves through our technology and value-added services; such as, data management, collection site management, training, and technical support and expertise.

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the second quarter of 2006 we experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attribute to lower new job creation and reduced employee turnover caused by economic uncertainties. In the third quarter of 2006, testing volume from our existing workplace drugs-of-abuse clients was level with the prior year period. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our Strategy

We believe that the combined operations of our Laboratory Services business and on-site test kits manufactured by the Product Sales segment have created synergy in the marketing of comprehensive, on-site and laboratory testing programs to a common customer base. Our combined operations allow us to offer a full line of products and services for the substance abuse testing and occupational medicine marketplace. These include: on-site tests for the detection of substance of abuse drugs, Substance Abuse Mental Health Services Administration (SAMHSA) certified laboratory testing (screening and confirmation), biological monitoring of occupational toxins, consultation and logistics, data management, and program management services.

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively, and supported by value-added services. These services include: data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service: eChain®, our web-based electronic chain-of-custody and donor tracking system. We have 786 clinics and collection sites utilizing eChain® throughout the country with an additional 245 sites in the process of being converted to do so. These sites will serve as the basis for a marketing campaign to offer eChain® to national clients beginning in 2007.

Also in development is MEDTOXScan®, an electronic reader, for use with our PROFILE-II ER® POCT device in hospital laboratories and emergency rooms. Production units of MEDTOXScan®, originally scheduled for introduction late in the second quarter of 2006 were introduced late in the third quarter due to a delay in receiving a hardware component. Three production units were shipped late in the third quarter to clients and we anticipate 300 units to be manufactured in the fourth quarter of 2006.

POCT devices introduced in 2005, including SURE-SCREEN®, our lower detection level POCT device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market, are gaining acceptance and have been increasing in sales month over month.

In July 2006, we were awarded a contract to provide our ClearCourse™ Solution to the Los Angeles County Probation Department. Our ClearCourse™ Solution includes both laboratory and point-of-collection drug screening, utilizing the Company’s VERDICT®-II and new SURE-SCREEN® devices, with the lowest detection levels of any FDA cleared product. The contract term is one-year with four one-year extensions. The annual revenue from the contract is estimated at approximately $1.15 million per year, but is not guaranteed past Year 1 of the contract. We began providing services under the contract late in the third quarter of 2006. Initially, the revenue will be derived primarily from our Laboratory Services business. Moving forward, a greater percentage of revenue will be shifted to the sale of our POCT devices.

We have expanded the number of sales representatives in our sales group from 19 to 29, to increase new sales activity in response to uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients. Overall, we do not expect a significant increase in selling, general, and administrative expenses.

We have committed to improve productivity and quality in our organization through LEAN and Six-Sigma processes. Our LEAN and Six-Sigma initiatives are designed to improve quality and productivity, cut costs, and increase throughput. While all key departments in the Laboratory Services and Product Sales segments have now been through initial LEAN processes, as an organization we recognize that LEAN is an ongoing philosophy, not a project to be “finished.” LEAN is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. Our Six-Sigma initiatives address quality and variability in processes. Our LEAN and Six-Sigma processes have resulted in cost savings which have helped to improve our gross margins over the past few years.

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

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at September 30, 2006 was $12.7 million, net of allowance for doubtful accounts of $0.3 million.

Revenue Recognition:

Some of our Laboratory Services revenues for certain types of tests are billed to third-party payors including insurance companies, state Medicaid and Medicare agencies. These payors pay for such services at established amounts, which are typically lower than gross amounts billed by us. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payors in situations where incorrect billing information was submitted to us by the customer. Historically, the amounts of such incorrect billings have not been material. We estimate a discount on the billings for these tests and recognize revenues and related accounts receivable at a net amount, after discount, in order to state revenues and accounts receivable at the amount expected to be paid. While we believe that estimated discounts and the related net revenues and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. We consider contracted rates with payors and historical discounts when estimating future discounts on a monthly basis.

Product sales are recognized according to the terms of delivery, net of estimated allowances for returns.

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At September 30, 2006, off-site inventory was $1.0 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

Accounting for Income Taxes:

As part of the process of preparing the unaudited consolidated interim financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and tax planning strategies, and to the extent management believes that recovery is not likely, we must establish a valuation allowance. To the extent we increase or decrease the valuation allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of operations.

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

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows, and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins, and reduced selling, general, and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the third quarter of 2006 and the first nine months of this year, we made positive strides on all three fronts.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

	Three Months Ended				Quarter-over-Quarter
	September 30, 2006	% of Revenues	September 30, 2005	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 14,725	78.7%	$ 12,740	77.2%	$ 1,985	16%

Product Sales	3,995	21.3%	3,773	22.8%	222	6%

	$ 18,720	100.0%	$ 16,513	100.0%	$ 2,207	13%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Clinical Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 12% in the third quarter of 2006 due to an increase in sample volume and stable pricing for our testing services. Our sample volume and revenue from new account activity was strong during the quarter. Revenue from our existing clients was up slightly from the prior year period. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Clinical Laboratory Services increased 22% to $5.5 million in the third quarter of 2006 due to strong growth in our clinical trial services business. While we continue to add new clients in clinical trial services, we are also experiencing repeat business from existing clients. Revenues from these services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consist of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 9% to $3.5 million in the third quarter of 2006. This growth primarily reflected strong sales of PROFILE-II ER®, SURE-SCREEN®, and PROFILE®-III devices. Overall, pricing for our POCT devices was stable quarter-over-quarter. We will also be marketing our MEDTOXScan® reader for use with our PROFILE-II ER® device in the hospital market. Three production units were shipped late in the third quarter to clients and we anticipate 300 units to be manufactured in the fourth quarter of 2006.

Additionally, in the Product Sales segment, sales of contract manufacturing services and associated products decreased 21% to $0.4 million in the third quarter of 2006. Sales of contract manufacturing services were impacted based on timing of the placement of orders from our two existing clients for these services, as well as a reduction in order levels.

Gross Profit

	Three Months Ended				Quarter-over-Quarter
	September 30, 2006	% of Revenues	September 30, 2005	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 8,555	58.1%*	$ 7,783	61.1%*	$ 772	10%

Cost of Sales	1,525	38.2%**	1,470	39.0%**	55	4%

	$ 10,080	53.8%	$ 9,253	56.0%	$ 827	9%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 46.2% of revenues in the third quarter of 2006, compared to 44.0% of revenues for the same period in 2005. The increase was driven by improvement in both Laboratory Services’ and Product Sales’ gross margins.

Laboratory Services gross margin was 41.9% in the third quarter of 2006, up from 38.9% in the third quarter of 2005. The margin improvement was primarily attributable to increased revenues from additional testing volume through our existing infrastructure, as well as an increase in higher margin testing relating to clinical trials.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	September 30, 2006	% of Revenues	September 30, 2005	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 5,415	28.9%	$ 5,020	30.4%	$ 395	8%

Research and development	579	3.1%	552	3.3%	27	5%

	$ 5,994	32.0%	$ 5,572	33.7%	$ 422	8%

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $5.4 million, or 28.9% of revenues in the third quarter of 2006, compared to $5.0 million, or 30.4% in the third quarter of 2005. The increase in spending was primarily associated with higher performance-based compensation such as executive deferred compensation expense based on our financial performance, as well as increased spending in information technology.

Other Expense

Other income and expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses were $0.2 million in the third quarter of 2006, a decrease of 32% compared to the third quarter of 2005. The decline was primarily due to lower interest expense, reflecting a reduction in average debt levels.

Income Taxes

We recorded a tax provision for the three months ended September 30, 2006 and September 30, 2005 based upon an effective tax rate of 38.6% and 38.0%, respectively. At September 30, 2006, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2006 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

	Nine Months Ended				Year-over-Year
	September 30, 2006	% of Revenues	September 30, 2005	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 40,540	77.3%	$ 36,808	76.6%	$ 3,732	10%

Product Sales	11,929	22.7%	11,239	23.4%	690	6%

	$ 52,469	100.0%	$ 48,047	100.0%	$ 4,422	9%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Clinical Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 8% in the first nine months of 2006 primarily due to an increase in sample volume from new account activity, partially offset by a slight decrease in the average price per testing specimen.

Revenues from our Specialty Clinical Laboratory Services increased 15% to $14.3 million in the first nine months of 2006 due to strong growth in our clinical trial services business.

In the Product Sales segment, sales of POCT products, which consist of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 8% to $10.3 million in the first nine months of 2006. This growth primarily reflected strong sales of PROFILE®-II A, PROFILE-II ER®, SURE-SCREEN®, and PROFILE®-III devices. Overall, pricing for our POCT devices was stable period-over-period.

Sales of contract manufacturing services and associated products decreased 10% to $1.4 million in the first nine months of 2006. Sales of contract manufacturing services were impacted based on timing of the placement of orders from our two existing clients for these services, as well as a reduction in order levels.

Gross Profit

	Nine Months Ended				Year-over-Year
	September 30, 2006	% of Revenues	September 30, 2005	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 24,364	60.1%*	$ 22,758	61.8%*	$ 1,606	7%

Cost of Sales	4,585	38.4%**	4,587	40.8%**	(2)	-

	$ 28,949	55.2%	$ 27,345	56.9%	$ 1,604	6%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 44.8% of revenues in the first nine months of 2006, compared to 43.1% of revenues for the same period in 2005. The increase was driven by improvement in both Laboratory Services’ and Product Sales’ gross margins.

Laboratory Services gross margin was 39.9% in the first nine months of 2006, up from 38.2% in the same period of 2005. The margin improvement was attributable to increased revenues from additional testing volume through our existing infrastructure.

Gross margin from Product Sales increased to 61.6% in the first nine months of 2006, up from 59.2% in the same period of 2005. In the first half of 2005, margins were impacted by costs associated with the transition to the new improved product format for our PROFILE®-II product line.

Operating Expenses

	Nine Months Ended				Year-over-Year
	September 30, 2006	% of Revenues	September 30, 2005	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 15,429	29.4%	$ 14,264	29.7%	$ 1,165	8%

Research and development	1,570	3.0%	1,788	3.7%	(218)	(12)%

	$ 16,999	32.4%	$ 16,052	33.4%	$ 947	6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15.4 million, or 29.4% of revenues in the first nine months of 2006, compared to $14.3 million, or 29.7% in the first nine months of 2005. The increase in spending was primarily associated with higher performance-based compensation such as executive deferred compensation expense based on our financial performance, as well as increased spending in information technology.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 12%, to $1.6 million in the first nine months of 2006. Our increased spending in the first nine months of 2005 was related to significant development projects in our Product Sales segment, including our MEDTOXScan® electronic reader and our new improved PROFILE®-II product format.

Other Expense

Other income and expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses were $0.8 million in the first nine months of 2006, a decrease of 20% compared to the first nine months of 2005. The decline was primarily due to lower interest expense, reflecting a reduction in average debt levels, partially offset by reduced net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the nine months ended September 30, 2006 and September 30, 2005 based upon an effective tax rate of 38.6% and 38.0%, respectively. At September 30, 2006, we had a valuation allowance on deferred tax assets of approximately $54,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2006 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents at September 30, 2006 were $0.8 million, compared to $1.3 million at December 31, 2005.

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2006 compared to $4.4 million for the same period of 2005. This increase was primarily due to an improvement in our operating results. The increase was also due to an increase in accounts payable and accrued expenses due to the timing of payments.

Net cash used in investing activities, consisting primarily of capital expenditures, was $3.1 million for the nine months ended September 30, 2006 compared to $2.8 million for the same period of 2005. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2006, compared to $1.1 million in the prior year period. The change was primarily due to the refinancing of a portion of our mortgage loan in March 2006 (see below). In addition, in 2005, we received proceeds of approximately $4.1 million from the exercise of warrants to acquire 604,589 common shares issued in connection with our private placements in July and August 2000.

In March 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company's common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. For the three and nine months ended September 30, 2006, the Company repurchased 58,835 and 91,478 shares at a cost of $0.6 million and $0.9 million, respectively, and are being held in treasury. The share repurchase program does not have an expiration date and may be limited or terminated at any time.

For the nine months ended September 30, 2006, the company repurchased 82,550 shares on the open market at a cost of $0.8 million for the Long-Term Incentive Plan.

During the first nine months of 2005, we purchased 59,000 shares of our common stock in the open market and 35,874 shares of our common stock from an officer of our Company for a combined total cost of $688,000. The acquired stock was contributed to our Long-Term Incentive Plan.

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

We are party to a credit security agreement (the Wells Fargo Credit Agreement) with the Bank. The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit (Line of Credit), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $2.0 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

Subject to certain conditions, the Wells Fargo Credit Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the Line of Credit. We are required to pay a fee equal to 0.125% per annum on the average daily unused amount of the Line of Credit. We have granted the Bank a first priority security interest in all of the Company’s accounts receivable, other rights to payment, general intangibles, inventory, and equipment to secure all indebtedness of the Company to the Bank.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At September 30, 2006, we had total borrowing capacity of $8.0 million on our line of credit, of which $0.5 million was borrowed, leaving a net availability of $7.5 million.

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

We continue to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenues from sales of our existing products and services, (iii) developing new products and services, as well as (iv) selectively pursuing synergistic acquisitions to increase our critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that we will be profitable.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of September 30, 2006:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 3,967	$ 1,025	$ 2,537	$ 405	$ -

Capital lease obligations (1)	21	15	6	-	-

Operating leases	4,587	731	1,520	851	1,485

Total contractual obligations	$ 8,575	$ 1,771	$ 4,063	$ 1,256	$ 1,485

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies, and rent increases; these have not historically been material to the Company’s operations. In the future, the Company may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by refocusing the laboratory operations towards higher margin testing (including clinical and pharmaceutical trials), as well as emphasizing the marketing, sales, and operations of the Product Sales business.

Seasonality

The Company believes that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the summer months, year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing net revenues and cash flows.

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for us as of January 1, 2008. We are currently in the process of evaluating the impact of the adoption of SFAS No. 157.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. We are currently assessing the impact, if any, that the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently in the process of evaluating the impact of the adoption of FIN 48.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for the three and nine months ended September 30, 2006, was an increase of approximately $30,000 and $90,000, respectively, to selling, general, and administrative expenses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2006. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS. Not applicable

ITEM 1A   RISK FACTORS. There have been no material changes to our risk factors during the three and nine months ended September 30, 2006. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1-31, 2006	2,599	$8.77	2,599	-
August 1-31, 2006	28,800	8.96	28,800	-
September 1-30, 2006	27,436	9.41	27,436	-
Total	58,835	$9.16	58,835	-

(a) Represents the number of shares repurchased as part of the Company's publicly announced plan to repurchase up to $1.0 million of shares of the Company's common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

(b) In March 2006, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company’s common stock. The announcement did not indicate the maximum number of shares to be repurchased under the program. The share repurchase program does not have an expiration date.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Not applicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

ITEM 5	OTHER INFORMATION. Not applicable

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 27, 2006
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 27, 2006
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	October 27, 2006
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2006

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