Form 10-K
period 2006-12-31
MEDTOX SCIENTIFIC INC
filed 2007-03-15
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $66,399,000 on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 20, 2007
Common Stock, $0.15 par value per share	8,210,077 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held May 23, 2007 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

MEDTOX Scientific, Inc., a Delaware corporation, was organized in September 1986. MEDTOX Scientific, Inc. and its wholly-owned subsidiaries: MEDTOX Laboratories, Inc., MEDTOX Diagnostics, Inc. and New Brighton Business Center, LLC are collectively referred to herein as the “Company”, “MEDTOX”, “we”, “us” or “our”.

We are engaged primarily in two distinct, but related businesses. MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services. MEDTOX Diagnostics, Inc., based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products. For the year ended December 31, 2006, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 77% and 23% of our consolidated revenues, respectively.

2.	Principal Services, Products and Markets.

General. We have two reportable segments: “Laboratory Services”, which consists of the activities conducted by MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC, and “Product Sales”, conducted by MEDTOX Diagnostics, Inc. Laboratory Services include: forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. The Product Sales segment includes sales of a variety of on-site screening products and contract manufacturing. For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Laboratory Services

A.            Workplace Drugs-of-Abuse Testing. As reflected in the table below, our Laboratory Services segment derives a substantial percentage of its revenues from the provision of laboratory testing services for the identification of drugs-of-abuse.

(In thousands)	2006	2005	2004

Workplace drugs-of-abuse testing revenues	$ 34,713	$ 31,838	$ 27,913

% of Laboratory Services revenues	64%	66%	65%

Industry analysts have estimated that the industry-wide revenues derived from workplace laboratory-based drugs-of-abuse testing in the United States amount to approximately $400 million. Public information highlights the motivations behind such testing. For example, the President’s Office of National Drug Control Policy estimated the cost of productivity losses to the U.S. economy due to drugs-of-abuse was over $128 billion in 2002. According to results of a National Institute of Drug Abuse-sponsored survey, drug using employees are 2.2 times more likely to require early dismissal or request time off, 2.5 times more likely to have absences of eight days or more, 3 times more likely to be late for work, 3.6 times more likely to be involved in a workplace accident, and 5 times more likely to file a workers’ compensation claim. We believe the percentage of employers with drug testing programs has remained fairly consistent over the past five years, with drug testing more prevalent among larger employers. A 2004 American Management Association survey reported 62% of employers with drug testing programs.

Workplace drugs-of-abuse testing remains predominately laboratory-based. However, we do offer on-site drug testing devices through our Product Sales segment. Our sale of on-site drug testing devices supports our Laboratory Services business as confirmation testing, logistics, data and program management services are often sold along with on-site testing devices.

Our customers for workplace substance abuse testing include public and private companies, as well as service firms; such as, drug treatment counseling centers, occupational health clinics, third party administrators and hospitals.

B.           Specialty Laboratory Services. As reflected in the table below, our Laboratory Services segment also derives revenues from the provision of other services, including: clinical toxicology; clinical testing for the pharmaceutical industry; heavy metal, trace element and solvent analyses; and logistics, data and program management services.

(In thousands)	2006	2005	2004

Specialty Laboratory Services revenues	$ 19,332	$ 16,744	$ 15,306

% of Laboratory Services revenues	36%	34%	35%

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

Clinical Testing for the Pharmaceutical Industry. We provide general laboratory services, assay (test) development, bio-analytical and pharmacokinetic testing (a process by which a drug is absorbed, distributed, metabolized and eliminated by the body) for Phase I-IV clinical trials. Phase I clinical trials focus primarily on testing the safety of the drug and involve generally only a small number of patients. In Phase II trials, the results of people taking a new treatment are compared with results of people taking standard treatment or a placebo. A Phase II trial typically involves hundreds of patients. A Phase III trial involves several thousands of patients and is designed to further evaluate the efficacy and safety of the drug. Phase IV clinical trials involve further evaluation of the study drug generally after the drug is already approved and in the market place. These tests are performed in our clinical and GLP (Good Laboratory Practices)-bioanalytical laboratories and are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.

Clients for our clinical testing services include clinical trial sponsors (pharmaceutical and biotech companies), clinical research organizations (CROs), site management organizations (SMOs) that assist clinical trial sponsors, research organizations, and investigators with trial management, patient recruitment/enrollment and site management.

Heavy Metal, Trace Element and Solvent Analyses. We operate a laboratory in which blood and urine are tested for heavy metals (for example, lead), trace elements and solvents. Our clients for these services are other laboratories, occupational health clinics, companies that are required to comply with OSHA (Occupational Safety and Health Administration) guidelines for monitoring occupational exposure to hazardous materials, and pediatricians who test children for exposure to lead. Current Centers for Medicare and Medicaid Services policy requires a screening blood lead test for all Medicaid-eligible children at 12 and 24 months of age. In addition, children over the age of 24 months, up to 72 months of age, should receive a lead screening test if there is no record of a previous test.

Logistics, Data and Program Management Services. We also provide services in the areas of logistics management, data management and program management. These services support our underlying business of laboratory analysis and provide added value to our clients. Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites and data collection/reporting services including the use of our WEBTOX® internet-based reporting system. In the data management area we have a new service, eChain®, our web-based electronic chain-of-custody and donor tracking system. We have over 1,000 clinics and collection sites utilizing eChain® throughout the country. These sites will serve as the basis for a marketing campaign to offer eChain® to national clients beginning in 2007.

Product Sales

A.            Substance Abuse Testing Products. The table below reflects information regarding the revenues derived by our Product Sales segment during the last three years from the sale of point-of-collection testing (POCT) products for drugs-of-abuse, the primary component of Product Sales segment revenues.

(In thousands)	2006	2005	2004

POCT product revenues	$ 13,211	$ 12,058	$ 10,929

% of Product Sales revenues	84%	83%	81%

The primary markets for our point-of-collection screening products for drugs-of-abuse are workplace drugs-of-abuse testing and testing in support of hospital emergency departments, the criminal justice system and rehabilitation centers. In the workplace drugs-of-abuse market, we continue to observe some shift from laboratory-based testing to point-of-collection testing for clients in industries where the availability of test results in minutes provides added value. We manufacture and distribute our PROFILE®-II, PROFILE®-II A and PROFILE®-III point-of-collection screening products into this market. These products are often sold in conjunction with confirmation testing, logistic, data management, and program management services provided by our Laboratory Services segment. Our customers for substance abuse testing products include public and private companies, as well as occupational health clinics and third party administrators.

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® line of diagnostic drug screening products to hospital markets for drug detection in patients seen in emergency rooms. The PROFILE-II ER® devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

•	amphetamines/methamphetamines/methylenedioxymethyl amphetamine (ecstasy, speed, crystal)
•	barbiturates (Phenobarbital)
•	benzodiazepines (Valium, Librium, Halcion)
•	cannabinoids/THC (pot, marijuana)
•	cocaine (crack)
•	methadone (Methadose)
•	opiates (heroin)
•	oxycodone
•	phencyclidine/PCP (angel dust)
•	propoxyphene (Darvon)
•	tricyclic antidepressants

We developed and introduced MEDTOXScan®, an electronic reader, for use with our Profile-II ER® POCT device in hospital laboratories and emergency rooms.

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

The SURE-SCREEN® is a diagnostic device utilizing lower drug cut-off levels that assists criminal justice agencies in their "no drug use" mandate and supports efforts at early intervention. The chart below shows the specific cut-offs for the SURE-SCREEN® device as compared to the traditional National Institute of Drug Abuse (NIDA) cut-offs:

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

(In thousands)	2006	2005	2004

Contract manufacturing services revenues	$ 1,962	$ 1,840	$ 1,980
% of Product Sales revenues	12%	13%	15%

Other diagnostic products revenues	$ 586	$ 567	$ 608
% of Product Sales revenues	4%	4%	4%

3.	Marketing and Sales.

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

We use several distribution channels to sell our products and services. We employ a direct sales force which consists of 35 sales representatives and four sales managers (one for each of our primary markets - workplace drugs-of-abuse, government, clinical testing and clinical trials). In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market. We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

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

Major Customers. No single customer had sales that amounted to more than 10% of our consolidated revenues during 2006, 2005 or 2004.

4.	New Products, Research and Development.

Laboratory Services. Our Laboratory Services’ research and development group develops: assays for new drugs and compounds; new assays for existing drugs and other toxins; and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency. This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats. During 2006, this group developed and validated approximately 65 new laboratory-based assays using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). These activities continue to enhance our test menu and ability to realize efficiencies of new technologies. A significant effort in 2006 was dedicated to the development of new tests for the pharmaceutical industry and clinical trials.

Product Sales. We continue to develop new and innovative products and services for the drug testing market. We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2006, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance. We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and the possibility of our supplying a “private label” device to large clients.

In 2006, we developed and introduced the MEDTOXScan® Reader to the hospital laboratory market. This reader is a colorimeter used as an aid in determining the presence or absence of a colored line associated with qualitative immunochromatographic lateral flow devices. The MEDTOXScan® Reader accepts test devices that are designed for use with the MEDTOXScan® Reader. The reader scans the device and utilizes a color contact imaging sensor (CIS) to capture relative line intensities. Software algorithms and barcodes are used to identify the type of device to be read, the analyte(s) associated with the device and whether the presence or absence of a line is associated with a negative or positive result. The results of the scans will be displayed on the reader’s screen or can be printed. The test is performed following the device package insert instructions and the device can be inserted into the reader after the required time to test has elapsed. Alternatively, by selecting the timed mode, the reader times the reaction. MEDTOX devices designed to be used with the MEDTOXScan® Reader may also be read visually by the user.

In 2006, we brought to market our PROFILE®-III cup product. This product tests for THC, cocaine, opiates, amphetamine, methamphetamine and PCP at standard SAMHSA sensitivity levels, and benzodiazepines, barbiturates, methadone, tricyclic antidepressants and propoxyphene at standard industry levels. The PROFILE®-III cup is targeted for the corporate and occupational health clinic markets. The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device. The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The PROFILE®-III cup design adds simplicity and time savings to the drug screening process.

Research and Development. We incurred costs of $2.2 million, $2.3 million, and $1.7 million for research and development activities in 2006, 2005, and 2004, respectively. At December 31 2006, we employed 14 scientists in research and development activities for the Laboratory Services and Product Sales segments. Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

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

General. At December 31, 2006, we held 22 registered trade names and/or trademarks in reference to our products and corporate names. Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2007 to 2016. Applications have also been made for additional trade names.

7.	Seasonality.

Laboratory Services. We believe that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the year-end holiday periods and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing revenues and cash flow.

Product Sales. We do not believe that seasonality is a significant factor in the sale of our on-site immunoassay testing devices.

8.	Backlog.

Laboratory Services. At December 31, 2006, MEDTOX Laboratories, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business. However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2006, we had several accounts that were in the process of being set up where revenues will not be realized until 2007.

Product Sales. At December 31, 2006, MEDTOX Diagnostics, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services. Our Laboratory Services segment competes in a fragmented, though highly competitive, industry. At December 31, 2006, 48 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing. Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs. Competitors include Quest Diagnostics and Laboratory Corporation of America, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories and in-house testing facilities maintained by hospitals.

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

The laboratory services drugs-of-abuse industry is consolidating. The consolidation is being driven by customers’ desires to minimize the number of laboratories they work with, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise. Our ability to successfully compete in the future and maintain our margins will be based on our ability to maintain our quality and customer service while maintaining efficiencies and low cost operations.

Product Sales. Many large companies with greater research and development, marketing, financial and other capabilities, as well as smaller research firms, are engaged in research, development and marketing of diagnostic assays for application in the areas for which we produce our products.

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

We have experienced increased competition with respect to our immunoassay tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices. Competitors of this nature include Phamatech, Princeton BioMeditech, American Bio Medica, ABI, Abbott Laboratories, BioSite and Inverness Medical Innovations.

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

B.         Food and Drug Administration (FDA). Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States. In vitro diagnostic products are those reagents, instruments and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat or prevent disease or its complications. Such products are intended for use in the collection, preparation and examination of specimens taken from the human body. The FDA provides clear guidance that in vitro diagnostic devices used for workplace drug testing must be cleared by the FDA prior to being marketed. The FDA-regulated products we produce are in vitro diagnostic products subject to FDA clearance through the Federal Food, Drug and Cosmetic Act, Section 510(k) process, which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device. This data is generated by performing clinical studies comparing the results obtained using our device to those obtained using an existing test product. Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days. To date, we have received 510(k) clearance for 20 different products. Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

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

E.             Centers for Medicare and Medicaid Services (CMS). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The EZ-SCREEN®, PROFILE®, PROFILE®-II, PROFILE®-III, VERDICT® and VERDICT®-II drugs-of-abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system, thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA-licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program.

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

Product Sales. Manufacturing and marketing of products by us entails a risk of product liability claims. Since 1993, we have maintained insurance coverage against the risk of product liability arising out of events after such date, but such insurance does not cover claims made after that date based on events that occurred prior to that date. The insurance policy covers damages that we are legally obligated to pay as a result of bodily injury and property damage. Consequently, for uncovered claims, we could be required to pay any and all costs associated with any product liability claims brought against us, the cost of defense whatever the outcome of the action and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such a claim against us. Damages may include punitive damages, which may substantially exceed actual damages. The obligation to pay such damages could have a material adverse effect on us and exceed our ability to pay such damages. As of the date of filing this Annual Report on Form 10-K, no product liability claims are pending.

12.	Employees.

At December 31, 2006, we had a total of 460 full-time employee equivalents compared to 402 full-time employee equivalents at December 31, 2005.

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

Approximately 64% of our Laboratory Services segment’s revenues in 2006 was derived from the provision of laboratory testing services for the identification of drugs-of-abuse. We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future. This business is influenced by the strength of the U.S. economy. When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels. Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S. As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating. With the market forces driving such consolidation tending to favor the larger industry participants, we face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry. At December 31, 2006, 48 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. Our major competitors include Quest Diagnostics, Laboratory Corporation of America as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals. Many of our competitors have substantially greater financial and other resources than we do. The laboratory services, drugs-of-abuse industry is consolidating. The consolidation is being driven by the larger laboratories whose greater resources enables them to be more responsive and better able to increase operating efficiencies in the form of critical mass (testing volumes) and required investment levels. This consolidation results in greater price competition in the laboratory services drugs-of-abuse industry. In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise. If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

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

If reimbursement for our services by third party payers is reduced, our net revenues could diminish.

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Third party payers, including state payers and Medicare, are challenging the prices charged for medical products and services. Government and other third party payers increasingly are limiting both coverage and the level of reimbursement for our services. In 2006 and 2005, third party payers accounted for approximately 4.6% and 4.7%, respectively, of our net revenues. A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers. Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us. If government and other third party payers do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.

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

We rely on a combination of patents, copyrights, trademarks, trade secret rights, employee confidentiality agreements and non-disclosure agreements in order to develop and protect our proprietary technology and information. Notwithstanding our efforts to protect our proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, tradenames and similar proprietary rights. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

The technologies used in all of our diagnostic point of collection products are covered by one or more patents. As these patents expire over the next several years, we will no longer have protection from competitors, unless we develop new technology, which could impact our ability to compete in the biotechnology industry and reduce our revenues.

If our tests and business processes infringe on the intellectual property rights of others, we could be forced to engage in costly litigation, pay substantial damages or be prohibited from selling certain tests or products.

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

Infringement and other intellectual property claims, regardless of their merit, can be expensive and time consuming to litigate. In addition, any requirement to reengineer our tests or products or change our business processes could substantially increase our costs, force us to interrupt product sales or delay new test releases.

In the past, we have not been subject to a dispute regarding infringement of intellectual property of third parties. However, infringement claims could arise in the future as patents could be issued on tests or processes that we may be performing.

If we lose our key personnel or are unable to attract and retain qualified personnel as necessary, our business could be harmed.

We are dependent on the expertise and experience of our senior management team, including Richard Braun, Chairman, President, and Chief Executive Officer; Kevin Wiersma, Vice President, Chief Financial Officer and Chief Operating Officer of MEDTOX Laboratories; James Schoonover, Vice President and Chief Marketing Officer; B. Mitchell Owens, Vice President and Chief Operating Officer of MEDTOX Diagnostics; and Susan Puskas, Vice President, Quality, Regulatory Affairs and Human Resources, for our future success. Although we have employment contracts with all members of our senior management team listed above, we do not maintain any key man life insurance policies on any management personnel. The loss of services of any of our key employees could delay the development of our business and have a negative impact on our operating results and financial condition.

ITEM 2.	PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in an 82,000 square foot facility in St. Paul, Minnesota. Until March 2001, we leased this space. In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 82,000 square feet utilized by our Laboratory Services segment and an additional 15,000 square feet held for future expansion of our Laboratory Services segment. The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex. The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration. In 2006, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $222,000.

In addition, effective September 2001, the Laboratory Services segment entered into a seven year lease for a 30,000 square foot facility to be used in connection with its courier business and also as additional warehouse and shipping space. This building is a special purpose facility and enables us to store our vehicles indoors, when appropriate, and to perform routine maintenance on the vehicles. The annual base rent on this second facility, exclusive of operating expenses, is currently $150,000 per year.

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc. In March 2001, we entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease, $600,000 of tenant improvements made to the building by us are being amortized over the life of the lease as additional rent. Effective February 2003, we entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building. The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses. In November 2003, we amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016. In 2006, the annual base rent was approximately $415,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.

The Burlington facilities have always been owned and leased to us by Dr. Samuel C. Powell, a member of our Board of Directors. We believe we are renting these facilities in Burlington on terms similar to those available from third parties for equivalent premises based upon our review of prevailing market rates at the time of lease renewal.

We believe that our existing facilities are adequate for the purposes being used to accommodate our product development, manufacturing and laboratory testing requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Effective February 16, 2006, the Company’s common stock became listed on the Nasdaq Global Market under the symbol “MTOX”. Prior to February 16, 2006, the Company’s common stock was listed on the American Stock Exchange under the symbol “TOX”. At February 19, 2007, the number of holders of record of the common stock was 933. The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for the common stock, as reported by the Nasdaq Global Market or American Stock Exchange. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2006:	High	Low	Close*
First Quarter.............................	$9.27	$7.60	$9.26
Second Quarter........................	10.65	9.00	9.06
Third Quarter...........................	9.93	8.33	9.83
Fourth Quarter.........................	14.09	8.59	13.33

2005:	High	Low	Close*
First Quarter.............................	$8.84	$7.38	$8.00
Second Quarter........................	7.77	5.44	7.70
Third Quarter...........................	7.80	6.96	7.25
Fourth Quarter.........................	7.58	6.27	7.58

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

In September 1998, the Company’s Board of Directors authorized and declared a dividend of one preferred share purchase right ("Right") for each share of common stock then outstanding. Subsequent to that date, the Company has maintained a plan in which one Right exists for each common share of the Company. These Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1-31, 2006	11,683	$11.16	11,683	-

(a) Represents the number of shares repurchased as part of the Company’s publicly announced plan to repurchase up to $1.0 million of shares of the Company’s common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

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

(In thousands, except share and per share data)	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA:

Revenues	$69,804	$63,047	$56,736	$51,473	$52,024
Cost of revenues	38,799	35,927	32,902	31,520	31,476
Selling, general, and administrative	20,648	19,309	17,826	16,722	16,317
Research and development	2,156	2,287	1,705	1,910	1,217
Other expense, net	1,006	1,319	1,366	1,629	1,427
Income tax expense (benefit)	2,647	887	1,116	-	(10,150)
Net income (loss)	$4,548	$3,318	$1,821	$(308)	$11,737

Basic earnings (loss) per common share	$0.56	$0.43	$0.24	$(0.04)	$1.63

Diluted earnings (loss) per common share	$0.52	$0.40	$0.23	$(0.04)	$1.56

Weighted average number of shares outstanding:
Basic	8,148,726	7,785,037	7,471,847	7,413,926	7,197,147
Diluted	8,802,470	8,199,650	7,853,916	7,413,926	7,516,995

BALANCE SHEET DATA:
Total assets	$59,874	$59,390	$55,960	$56,518	$58,055
Long-term obligations	3,038	5,793	6,090	7,639	9,007
Total stockholders’ equity	47,944	44,845	37,789	35,070	34,884

SEGMENT DATA:
Net revenues:
Laboratory Services	$54,045	$48,582	$43,219	$39,424	$39,673
Product Sales	15,759	14,465	13,517	12,049	12,351
Total net revenues	$69,804	$63,047	$56,736	$51,473	$52,024
Operating income:
Laboratory Services	$6,139	$4,722	$2,965	$1,032	$1,317
Product Sales	2,062	802	1,338	289	1,697
Total operating income	$8,201	$5,524	$4,303	$1,321	$3,014
Assets:
Laboratory Services	$47,259	$44,504	$41,356	$39,893	$42,186
Product Sales	6,737	6,775	6,340	7,290	6,532
Corporate (unallocated)	5,878	8,111	8,264	9,335	9,337
Total assets	$59,874	$59,390	$55,960	$56,518	$58,055

All share and per share amounts have been restated for the three-for-two stock split, effected in the form of a 50% stock dividend, paid on August 20, 2004.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our Business

We are engaged primarily in distinct, but very much related businesses, which for financial reporting purposes are divided into two reportable segments: Laboratory Services and Product Sales. For financial information relating to our segments, see Note 2 of Notes to the Consolidated Financial Statements.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, MEDTOXScan® Reader, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Consolidation in the Laboratory Services, Drugs-of-Abuse Business

The laboratory services, drugs-of-abuse industry is consolidating. The consolidation is being driven by customers’ desires to minimize the number of laboratories with which they work, the need for operating efficiencies in the form of critical mass (testing volumes), required investment levels and government regulation. Given the competitive environment, we are increasingly seeking to differentiate ourselves through our technology and value-added services; such as, data management, collection site management, training, and technical support and expertise.

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the second quarter of 2006, we experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. In the third quarter of 2006, testing volume from our existing workplace drugs-of-abuse clients was level with the prior year period. In the fourth quarter of 2006, testing volume from our existing workplace drugs-of-abuse clients was slightly higher than the prior year period. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our strategy is to build market share by offering the highest quality products and services, delivered rapidly, priced competitively, and supported by value-added services. These services include: data management, collection site management, training, technical support and expertise, as well as policy review. In the data management area, we have a new service: eChain®, our web-based electronic chain-of-custody and donor tracking system. We have over 1,000 clinics and collection sites utilizing eChain® throughout the country. These sites will serve as the basis for a marketing campaign to offer eChain® to national clients beginning in 2007.

In 2006, we developed and introduced MEDTOXScan®, an electronic reader, for use with our Profile-II ER® POCT device in hospital laboratories and emergency rooms. Approximately 100 readers have been shipped and response from our distributor, Cardinal Health, and end-using customers has been very good.

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

We have expanded the number of sales representatives in our sales group from 19 to 35, to increase new sales activity in response to uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at December 31, 2006 was $10.8 million, net of allowance for doubtful accounts of $0.3 million.

Revenue Recognition:

Some of our Laboratory Services revenues for certain types of tests are billed to third-party payers including insurance companies, state Medicaid and Medicare agencies. These payers pay for such services at established amounts, which are typically lower than gross amounts billed by us. However, the tests are sometimes billed directly to patients or other parties and paid at the gross amount billed for these tests. In addition, billings for the tests are occasionally re-billed to alternative payers in situations where incorrect billing information was submitted to us by the customer. Historically, the amounts of such incorrect billings have not been material. We estimate a discount on the billings for these tests and recognize revenues and related accounts receivable at a net amount, after discount, in order to state revenues and accounts receivable at the amount expected to be paid. While we believe that estimated discounts and the related net revenues and net accounts receivable from these testing services are materially correct, there can be differences in amounts ultimately paid compared to estimated amounts. These differences are recorded upon payment and may affect previously recorded amounts. We consider contracted rates with payers and historical discounts when estimating future discounts on a monthly basis.

Product sales are recognized according to the terms of delivery, net of estimated allowances for returns.

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At December 31, 2006, off-site inventory was $1.1 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of our annual impairment reviews for goodwill and other intangible assets in 2006, 2005 or 2004. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets in future periods.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At December 31, 2006, we had a valuation allowance on deferred tax assets of approximately $57,000, which represents the portion of certain state NOL carryforwards that will more likely than not expire unused in future years. The valuation allowance is based on management’s estimate of future taxable income and the period over which NOLs will be recoverable. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during 2006 we made positive strides on all three fronts.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended December 31				Year–over-Year
	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 54,045	77.4%	$ 48,582	77.1%	$ 5,463	11%

Product Sales	15,759	22.6%	14,465	22.9%	1,294	9%

	$ 69,804	100.0%	$ 63,047	100.0%	$ 6,757	11%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 13% due to an increase in sample volume and stable pricing for our testing services. Our sample volume and revenue from new account activity was strong during the year. Revenues from our existing clients were also up slightly from the prior year period. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services increased 16% to $19.3 million due to strong growth in testing for our clinical trial services business and a higher average revenue per test. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. However, revenues from these services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consist of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 10% to $13.2 million in 2006. This growth primarily reflected strong sales of PROFILE-II ER®, SURE-SCREEN®, and PROFILE®-III devices. Overall, pricing for our POCT devices was stable year-over-year. We will also be marketing our MEDTOXScan® reader for use with our PROFILE-II ER® device in the hospital market. We shipped approximately 100 units of MEDTOXScan® to customers beginning late in the third quarter, which is down from our original expectation, due to start-up manufacturing issues that have since been resolved.

Additionally, in the Product Sales segment, sales of contract manufacturing services and associated products increased 7% to $2.0 million in 2006. Sales of contract manufacturing services were impacted due to the timing of the placement of orders from our two existing clients for these services, as well as an increase in order levels.

Gross Profit

	Year Ended December 31						Year-over-Year
	2006	% of Revenues		2005	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$ 32,746	60.6%	*	$ 30,111	62.0%	*	$ 2,635	9%

Cost of Sales	6,053	38.4%	**	5,816	40.2%	**	237	4%

	$ 38,799	55.6%		$ 35,927	57.0%		$ 2,872	8%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 44.4% of revenues in 2006, compared to 43.0% of revenues in 2005. The increase was driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 39.4% in 2006, up from 38.0% in 2005. The margin improvement was primarily attributable to increased revenues from additional testing volume through our existing infrastructure, as well as an increase in higher margin testing relating to clinical trials.

Gross margin from Product Sales was 61.6% in 2006, up from 59.8% in 2005. In the first half of 2005, margins were impacted by costs associated with the transition to the new improved product format for our PROFILE®-II product line.

Operating Expenses

	Year Ended December 31				Year-over-Year
	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 20,648	29.6%	$ 19,309	30.6%	$ 1,339	7%

Research and development	2,156	3.1%	2,287	3.7%	(131)	(6)%

	$ 22,804	32.7%	$ 21,596	34.3%	$ 1,208	6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $20.6 million, or 29.6% of revenues in 2006, compared to $19.3 million, or 30.6% in 2005. The lower percentage reflects the increase in revenue on marginally higher year-over-year expenses. The increase in spending was primarily associated with higher performance-based compensation, such as executive deferred compensation expense, based on our financial performance, as well as increased spending in information technology.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses were $1.0 million in 2006, a decrease of 24% compared to 2005. The decline was primarily due to lower interest expense, reflecting a reduction in average debt levels, partially offset by reduced net operating results from our building rental activities.

Income Taxes

In 2006, we recorded $2.6 million in income tax expense, or an effective rate of 36.8%, compared to an effective rate of 21.1% in 2005. The lower rate in 2005 was caused primarily by a $0.9 million reduction in our valuation allowance on deferred tax assets. The reduction in the valuation allowance was based on the available evidence, including our recent historical performance and projected future results. The reduction in income tax expense from the valuation allowance change was partially offset by a charge of $0.3 million related to a North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc. At December 31, 2006, we had a valuation allowance on deferred tax assets of approximately $57,000, which represents the portion of certain state NOL carryforwards that will more likely than not expire unused in future years. Should operating results in 2007 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

	Year Ended December 31				Year–over-Year
	2005	% of Revenues	2004	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 48,582	77.1%	$ 43,219	76.2%	$ 5,363	12%

Product Sales	14,465	22.9%	13,517	23.8%	948	7%

	$ 63,047	100.0%	$ 56,736	100.0%	$ 6,311	11%

In our Laboratory Services segment, our revenues from workplace drugs-of-abuse testing grew 14% due to an increase in sample volume, partially offset by a slight decrease in the average price per testing specimen. Our increased sample volume was from both new and existing customers across a broad customer base and resulted from the execution of our business strategy. Revenues from our Specialty Laboratory Services increased 9% to $16.7 million due to strong growth in testing for our clinical trial services.

In the Product Sales segment, sales of POCT products, which consisted of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 10% to $12.4 million in 2005. This growth reflected strong sales of PROFILE®-II products and solid gains later in the year within the government and rehabilitation markets as our new lower detection POCT device (SURE-SCREEN®) began to have a positive impact on sales in those markets. Overall, pricing for our POCT devices was stable year-over-year.

Sales of contract manufacturing services and associated products decreased 7% to $1.8 million in 2005 and were impacted by the timing of the placement of orders from our two existing clients for these services.

Gross Profit

	Year Ended December 31						Year-over-Year
	2005	% of Revenues		2004	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$ 30,111	62.0%	*	$ 27,611	63.9%	*	$ 2,500	9%

Cost of Sales	5,816	40.2%	**	5,291	39.1%	**	525	10%

	$ 35,927	57.0%		$ 32,902	58.0%		$ 3,025	9%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

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

Income Taxes

In 2005, we recorded $0.9 million in income tax expense, or an effective rate of 21.1%, compared to an effective rate of 38.0% in 2004. The lower rate in 2005 was caused primarily by a $0.9 million reduction in our valuation allowance on deferred tax assets. The reduction in the valuation allowance was based on the available evidence, including our recent historical performance and projected future results. At December 31, 2005, we had a valuation allowance on deferred tax assets of approximately $54,000. The reduction in income tax expense from the valuation allowance change was partially offset by a charge of $0.3 million related to a North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents were $1.3 million at December 31, 2006 and 2005.

Net cash provided by operating activities was $9.7 million in 2006 compared to $7.7 million and $6.5 million in 2005 and 2004, respectively. This increase was primarily due to an improvement in our operating results with no corresponding cash payment of income taxes. This increase was partially offset by a smaller increase in accounts payable and accrued expenses. Accounts payable and accrued expenses increased $0.1 million in 2006 compared to $1.8 million in 2005. The increase in 2005 was primarily due to the timing of scheduled payments. The increase in net cash provided by operating activities in 2005 over 2004 was primarily due to an improvement in operating results as well as an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

Net cash used in investing activities, consisting primarily of capital expenditures, was $4.5 million in 2006 compared to $4.2 million and $4.0 million in 2005 and 2004, respectively. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

We expect equipment and capital improvement expenditures to be between $6.0 million and $6.5 million in 2007, with increased investment in instrumentation and facility improvements in support of our growing clinical trials and workplace drugs-of-abuse business. Such expenditures are expected to be funded through cash provided by operating activities.

Net cash used in financing activities was $5.3 million in 2006, compared to $2.5 million and $2.9 million in 2005 and 2004, respectively. The increase in 2006 was primarily due to the refinancing of a portion of our mortgage loan in March 2006 (see below). In addition, in 2005, we received proceeds of approximately $4.1 million from the exercise of warrants to acquire 604,589 common shares issued in connection with our private placements in July and August 2000.

In 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company’s common stock through open market or privately negotiated transactions at times and in such amounts as management deemed appropriate. Under this program, we repurchased 103,431 shares, at a cost of $1.0 million, which are being held in treasury.

In 2006, we repurchased 82,550 shares of our common stock in the open market at a cost of $0.8 million for the Long-Term Incentive Plan. In 2005, we repurchased 59,000 shares of our common stock in the open market and 35,874 shares of our common stock from an officer of our Company for a combined total cost of $688,000. The acquired stock was contributed to our Long-Term Incentive Plan.

On March 16, 2006, we entered into a Term Note (the "Note") with the Wells Fargo Bank, National Association (the "Bank") to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company ("Principal"). We financed the March 2001 purchase of the building complex, where our Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. We paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of our Line of Credit and $0.2 million of cash. At December 31, 2006, we had an outstanding balance of $2.7 million on our Note and no outstanding balance on our Line of Credit.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with the Bank. The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit ("Line of Credit"), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $2.0 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

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

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases. At December 31, 2006, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on the Line of Credit at December 31, 2006.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2007. While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2007, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2006:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 3,168	$ 864	$ 2,278	$ 26	$ -

Capital lease obligations (1)	17	15	2	-	-

Operating leases	4,400	673	1,501	848	1,378

Total contractual obligations	$ 7,585	$ 1,552	$ 3,781	$ 874	$ 1,378

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Seasonality

We believe that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing net revenues and cash flow.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We adopted SAB No. 108 for our fiscal year ending December 31, 2006. The adoption of this Bulletin did not have an impact on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us as of January 1, 2007. We are in the process of evaluating the impact of the adoption of FIN 48 and expect there will be no cumulative effect of applying the provisions as of the beginning of 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of adopting SFAS No. 159 on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates. During 2006, 2005, and 2004, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries. As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2006, we had a $2.7 Term Note with Wells Fargo Bank bearing interest at a variable rate of 0.5% below the prime rate. At December 31, 2005, we had approximately $0.9 million in long-term debt outstanding under the Wells Fargo Credit Agreement. The debt under the Wells Fargo Credit Agreement had variable interest rates. We have cash flow exposure on our committed and uncommitted line of credit and long-term debt with Wells Fargo Bank due to its variable prime rate pricing. At December 31, 2006, a 1% change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

At December 31, 2005, we had a $5.4 million mortgage loan payable to Principal at a fixed annual rate of 7.23%. In accordance with the provisions of the loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and repaid the outstanding balance of $5.4 million on March 31, 2006. At December 31, 2006, we had capital leases totaling $16,000 at various fixed rates. These fixed-rate financial instruments are subject to interest rate risk and will increase or decrease in value if market interest rates change. Changes in market interest rates would not impact our cash obligations under these fixed rate obligations.

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

Not Applicable.

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

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference from the section labeled “Proposal 1- Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

The Company has adopted the MEDTOX Scientific, Inc. Code of Ethics for senior financial and executive officers ("Code of Ethics"). The Code of Ethics is available at no charge to anyone who sends a request for a paper copy to MEDTOX Scientific, Inc. 402 West County Road D, St. Paul, Minnesota, 55112. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics to its directors or executive officers, the Company will disclose the nature of such amendments or waiver on its internet website at http://www.medtox.com or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

10.5

Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc. (Incorporated by reference to exhibit 10.48 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6

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

10.9

Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10

Purchase and Sale Agreement dated July 1, 2003 by and between MEDTOX Laboratories, Inc. and CoxHealth. (Incorporated by reference to exhibit 10.26 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.11	Registrant’s Supplemental Executive Retirement Plan dated December 21, 2004. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 22, 2004).**

10.12	Registrant’s Long-Term Incentive Plan as Amended dated July 27, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated July 28, 2005).**

10.13

Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.14

Revolving Line of Credit Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.15

Security Agreement: Equipment between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.16

Continuing Security Agreement: Rights to Payment and Inventory between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.17

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

10.19

Term Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.20

Continuing Guaranty between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.24 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.22

First Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX, Laboratories Inc. and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.25 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.23

Negative Pledge Agreement between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.26 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.24

Employment Agreement dated December 27, 2006, between the Registrant and B. Mitchell Owens. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.25

Employment Agreement dated December 27, 2006, between the Registrant and Susan E. Puskas. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.26

Employment Agreement dated December 27, 2006, between the Registrant and James A. Schoonover. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.27

Employment Agreement dated December 27, 2006, between the Registrant and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.28	Registrant’s Executive Incentive Compensation Plan dated December 27, 2006, (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

21.1	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th of March, 2007.

MEDTOX Scientific, Inc.

Registrant

By:/s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 15, 2007
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 15, 2007
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	March 15, 2007
Angela M. Lacis	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 15, 2007
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 15, 2007
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 15, 2007
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 15, 2007
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

MEDTOX Scientific, Inc.

Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) at December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15.b.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation by adopting Statement of Financial Accounting Standards No. 123(R).

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 15, 2007

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except share and per share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,261	$1,312
Accounts receivable:
Trade, less allowance for doubtful accounts ($280 in 2006 and $332 in 2005)	10,797	9,691
Other	270	198
Total accounts receivable	11,067	9,889
Inventories	3,538	3,301
Prepaid expenses and other	1,314	1,237
Deferred income taxes	1,527	1,390
Total current assets	18,707	17,129
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	19,572	17,927
GOODWILL, net	15,967	15,967
OTHER INTANGIBLE ASSETS, net	873	1,229
DEFERRED INCOME TAXES, net	4,351	6,721
OTHER ASSETS	404	417
TOTAL ASSETS	$59,874	$59,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,164	$2,793
Accrued expenses	6,037	5,079
Current portion of long-term debt	677	864
Current portion of capital leases	14	16
Total current liabilities	8,892	8,752
LONG-TERM DEBT, net of current portion	2,055	5,465
OTHER LONG-TERM LIABILITIES	981	312
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	2	16
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,213,842
in 2006 and 8,161,159 in 2005	1,232	1,224
Additional paid-in capital	85,683	85,743
Deferred stock-based compensation	-	(226)
Accumulated deficit	(36,484)	(41,032)
Common stock held in trust, at cost, 177,424 shares in 2006 and 94,874 shares in 2005	(1,487)	(688)
Treasury stock, at cost, 103,431 shares in 2006	(1,000)	(176)
Total stockholders' equity	47,944	44,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,874	$59,390

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except share and per share data)

	2006	2005	2004
REVENUES:
Laboratory services	$54,045	$48,582	$43,219
Product sales	15,759	14,465	13,517
	69,804	63,047	56,736
COST OF REVENUES:
Cost of services	32,746	30,111	27,611
Cost of sales	6,053	5,816	5,291
	38,799	35,927	32,902

GROSS PROFIT	31,005	27,120	23,834

OPERATING EXPENSES:
Selling, general and administrative	20,648	19,309	17,826
Research and development	2,156	2,287	1,705
	22,804	21,596	19,531

INCOME FROM OPERATIONS	8,201	5,524	4,303

OTHER INCOME (EXPENSE):
Interest expense	(438)	(816)	(997)
Other expense, net	(568)	(503)	(369)
	(1,006)	(1,319)	(1,366)

INCOME BEFORE INCOME TAX EXPENSE	7,195	4,205	2,937

INCOME TAX EXPENSE	(2,647)	(887)	(1,116)

NET INCOME	$4,548	$3,318	$1,821

BASIC EARNINGS PER COMMON SHARE	$0.56	$0.43	$0.24

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	8,148,726	7,785,037	7,471,847

DILUTED EARNINGS PER COMMON SHARE	$0.52	$0.40	$0.23

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	8,802,470	8,199,650	7,853,916

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2003	4,977,221	$746	$81,666	$(995)	$(46,171)	$-	$(176)	$35,070

Issuance of common stock under employee stock plans	9,028	1	41					42
Exercise of stock options and warrants	94,738	14	533					547
Forfeiture of deferred stock-based compensation	(11,861)	(1)	(73)	74				-
Traded shares for payment of taxes	(16,155)	(2)	(147)					(149)
Amortization of deferred stock-based compensation				413				413
Tax benefit related to restricted stock vesting			45					45
Stock split	2,481,871	372	(372)					-
Net income					1,821			1,821

BALANCE AT DECEMBER 31, 2004	7,534,842	$1,130	$81,693	$(508)	$(44,350)	$-	$(176)	$37,789

Issuance of common stock under employee stock plans	5,347	1	28					29
Exercise of stock options and warrants	640,159	96	4,108					4,204
Deferred stock-based compensation	10,000	1	68	(69)				-
Forfeiture of deferred stock-based compensation	(15,500)	(2)	(73)	75				-
Traded shares for payment of taxes	(13,689)	(2)	(117)					(119)
Amortization of deferred stock-based compensation				276				276
Tax benefit related to restricted stock vesting			36					36
Purchase of common stock for incentive plan						(688)		(688)
Net income					3,318			3,318

BALANCE AT DECEMBER 31, 2005	8,161,159	$1,224	$85,743	$(226)	$(41,032)	$(688)	$(176)	$44,845

Reclassification of deferred compensation balance upon adoption of SFAS 123R			(226)	226				-
Issuance of common stock under employee stock plans	1,343	-	8					8
Exercise of stock options	86,148	13	289					302
Forfeiture of deferred stock-based compensation	(9,750)	(1)	1					-
Traded shares for payment of taxes	(25,058)	(4)	(188)					(192)
Share-based compensation			232					232
Purchase of common stock for incentive plan						(799)		(799)
Purchase of common stock for treasury							(1,000)	(1,000)
Reclassification of treasury shares			(176)				176	-
Net income					4,548			4,548

BALANCE AT DECEMBER 31, 2006	8,213,842	$1,232	$85,683	$-	$(36,484)	$(1,487)	$(1,000)	$47,944

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands)

	2006	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,548	$3,318	$1,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,432	3,174	3,135
Provision for losses on accounts receivable	373	663	582
Loss on sale of equipment	38	1	29
Deferred and stock-based compensation	901	588	413
Deferred income taxes	2,233	189	1,116
Changes in operating assets and liabilities:
Accounts receivable	(1,551)	(2,265)	(502)
Inventories	(237)	323	(60)
Prepaid expenses and other current assets	(77)	56	113
Other assets	13	(111)	(62)
Accounts payable and accrued expenses	60	1,810	(133)
Net cash provided by operating activities	9,733	7,746	6,452

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(4,504)	(4,125)	(3,900)
Purchase of customer list	(11)	(37)	(156)
Proceeds from sale of equipment	25	-	46
Net cash used in investing activities	(4,490)	(4,162)	(4,010)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net payments on revolving credit facility	-	(4,690)	(436)
Proceeds from long-term debt	3,383	641	-
Principal payments on long-term debt	(6,980)	(1,831)	(2,821)
Principal payments on capital leases	(16)	(81)	(73)
Purchase of common stock for incentive plan	(799)	(688)	-
Purchase of treasury stock	(1,000)	-	-
Net proceeds from sale of common stock and warrants	310	4,233	589
Payment of taxes from traded shares	(192)	(119)	(149)
Net cash used in financing activities	(5,294)	(2,535)	(2,890)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51)	1,049	(448)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,312	263	711

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,261	$1,312	$263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$421	$839	$995
Income taxes, net of refunds received	250	163	119

Supplemental noncash activities:
Asset additions and related obligations	$269	$213	$97
Tax benefit related to restricted stock vesting	-	36	45

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

The Company – The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly-owned subsidiaries: MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics) and New Brighton Business Center, LLC (NBBC) (collectively referred to as the "Company").

MEDTOX Laboratories provides laboratory analyses, logistics management, data management and program management services. Laboratory analyses include clinical testing services for the detection of substances of abuse and other toxins in biological fluids and tissues. Logistics, data and program management services include courier services for medical specimen transportation, management programs for on-site drug testing, data collection and reporting services, coordination of specimen collection sites and medical surveillance program management.

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include the valuation of accounts receivable, inventories, goodwill and other intangible assets, deferred income taxes and the recorded amounts for certain accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash equivalents include highly liquid investments maturing within three months of purchase.

Trade Accounts Receivable – Sales are made to local and national customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies and health care facilities. The Company extends credit based on an evaluation of the customer’s financial condition, and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. In addition, some of the Company’s Laboratory Services revenues for certain types of tests are billed to third-party payers including insurance companies, state Medicaid and Medicare agencies. These payers pay for such services at established amounts, which are typically lower than gross amounts billed by the Company. The Company estimates a discount on the billings for these tests, and recognizes revenue and related accounts receivable at a net amount after discount in order to state revenue and accounts receivable at the amount expected to be paid.

Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

Equipment and Improvements – Equipment and improvements are stated at cost. Provisions for depreciation have been computed using the straight-line method to amortize the cost of depreciable assets over their estimated useful lives as follows:

Furniture and equipment: 3 – 7 years
Building and improvements: 10 – 39 years
Leasehold improvements: lesser of 10 years or life of lease

Goodwill and Other Intangible Assets – Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) provides that goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year after the Company’s annual forecasting process. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2006, 2005 or 2004. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Goodwill and other intangible assets are allocated to the Company’s reporting units, which are either the operating segment or one reporting level below the operating segment. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, impairment is indicated to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. Fair values for the reporting units and other intangible assets are determined based on discounted cash flows.

Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful or contractual lives as follows as of December 31, 2006:

Customer lists:	5 – 20 years

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

Earnings per Common Share – Basic earnings per common share equals net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per common share equals net earnings divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net earnings per common share.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2006 and 2005. The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2006, 2005, or 2004 or accounts receivable at December 31, 2006 or 2005, respectively.

Comprehensive Income – Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2006, 2005, and 2004, comprehensive income for the Company was equal to net income as reported.

New Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 157.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The Company adopted SAB No. 108 for our fiscal year ending December 31, 2006. The adoption of this Bulletin did not have an impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The Company is in the process of evaluating the impact of the adoption of FIN 48 and expects that there will be no cumulative effect of applying the provisions as of the beginning of 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the impact of adopting SFAS 159 on its financial position or results of operations.

2.	SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and NBBC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2006	2005	2004
Laboratory Services:
Revenues	$54,045	$48,582	$43,219
Depreciation and amortization	2,930	2,643	2,561
Income from operations	6,139	4,722	2,965
Segment assets	47,259	44,504	41,356
Capital expenditures for segment assets	4,126	3,755	3,390

	2006	2005	2004
Product Sales:
Revenues	$15,759	$14,465	$13,517
Depreciation and amortization	502	531	574
Income from operations	2,062	802	1,338
Segment assets	6,737	6,775	6,340
Capital expenditures for segment assets	378	370	510

Corporate (unallocated):
Other expense	$(1,006)	$(1,319)	$(1,366)
Net deferred tax assets	5,878	8,111	8,264

Company:
Revenues	$69,804	$63,047	$56,736
Depreciation and amortization	3,432	3,174	3,135
Income from operations	8,201	5,524	4,303
Other expense	(1,006)	(1,319)	(1,366)
Income before income taxes	7,195	4,205	2,937
Total assets	59,874	59,390	55,960
Capital expenditures for assets	4,504	4,125	3,900

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment for the years ended December 31:

(In thousands)
	2006	2005	2004

Workplace drugs-of-abuse testing	$34,713	$31,838	$27,913
Specialty Laboratory Services	19,332	16,744	15,306
	$54,045	$48,582	$43,219

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2006	2005	2004

POCT products	$13,211	$12,058	$10,929
Contract manufacturing services	1,962	1,840	1,980
Other diagnostic products	586	567	608
	$15,759	$14,465	$13,517

3.	ACQUISITION

In July 2003, the Company completed the acquisition of the forensic drug testing customer list from Cox Toxicology, a full-service, SAMHSA-certified drug testing laboratory and a division of CoxHealth. The purchase price was based on varying percentages of the revenue realized from the transitioned business from July 2003 through June 2006. During this period, actual revenue realized from these accounts totaled $1.2 million. Per the terms of the agreement, $50,000 was paid in 2003, which was recorded as a customer list intangible asset and is being amortized on a straight-line basis over a five-year period. In 2006, 2005 and 2004, an additional $11,000, $37,000 and $156,000, respectively, were paid based upon the revenue realized from the transitioned business, which amounts were also recorded as a customer list asset and is being amortized on a straight-line basis over the remaining useful life. The sum of the payments from July 2003 to June 2006 for the acquisition totaled approximately $254,000. Pro forma results related to the Cox Toxicology customer list acquisition were not material to the financial condition or results of operations of the Company.

4.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2006	2005

Raw materials	$871	$970
Work in process	270	289
Finished goods	539	427
Supplies, including off-site inventory	1,858	1,615
	$3,538	$3,301

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, non-compete agreements (fully amortized at December 31, 2006) and goodwill. Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process. No goodwill impairment was recognized in 2006, 2005 or 2004. There were no other changes in the carrying amount of goodwill in 2006, 2005 or 2004.

The components of other intangible assets were as follows at December 31:

(In thousands)		2006			2005
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	3.5 years	$521	$(521)	$-	$521	$(487)	$34
Customer lists	10.6 years	2,671	(1,833)	838	2,660	(1,505)	1,155
Trademarks and other	9.7 years	55	(20)	35	55	(15)	40
Total	9.4 years	$3,247	$(2,374)	$873	$3,236	$(2,007)	$1,229

Amortization expense for amortizable intangible assets was approximately $0.4 million during 2006, 2005, and 2004. Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2007	$284
2008	216
2009	125
2010	73
2011	47
2012 and thereafter	128
$873

6.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2006	2005

Furniture and equipment	$20,932	$19,907
Building and improvements	7,752	7,291
Leasehold improvements	5,294	5,252
	33,978	32,450
Less accumulated depreciation	(14,406)	(14,523)
	$19,572	$17,927

Depreciation expense was approximately $3.1 million, $2.8 million and $2.7 million during 2006, 2005 and 2004, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

(In thousands)	2006	2005

Accrued clinic fees	$1,409	$1,379
Accrued bonus	1,168	853
Accrued salaries, wages and commissions	883	723
Other accrued expenses	2,577	2,124
	$6,037	$5,079

8.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2006	2005

Term loan, due April 2011, 7.75% at December 31, 2006	$2,732	$-
Mortgage loan, paid in 2006	-	5,432
Term loan, paid in 2006	-	341
Capex note, paid in 2006	-	69
Capex note, paid in 2006	-	487
	2,732	6,329
Less current portion	(677)	(864)
	$2,055	$5,465

Long-term debt maturities at December 31, 2006 were as follows for the years ending December 31:

2007	$677
2008	677
2009	677
2010	677
2011	24
2012 and thereafter	-
$2,732

Wells Fargo Credit Agreement – The Company is a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the "Bank"). The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit ("Line of Credit"), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $2.0 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Agreement also requires the Company to comply with certain financial covenants, including current ratio, tangible net worth, total liabilities to tangible net worth ratio, and debt service coverage ratio, all as defined in the Wells Fargo Credit Agreement. At December 31, 2006, the Company was in compliance with all financial covenants contained in the Wells Fargo Credit Agreement.

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

At December 31, 2006, the Company did not have an outstanding balance on its revolving line of credit. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 7.5%, 6.6% and 4.8% during 2006, 2005, and 2004, respectively.

On March 16, 2006, we entered into a Term Note (the "Note") with the Bank to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on the Company’s mortgage loan with Principal Life Insurance Company ("Principal"). The Company financed the March 2001 purchase of the building complex, where the Company’s Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. The Company elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest will be calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. The Company paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of the Company’s Line of Credit and $0.2 million of cash.

On December 1, 2005, the Company entered into a term loan with the Bank which was used to repay existing capital expenditure advances made in 2002 and 2005 under the Amended and Restated Credit and Security Agreement with Wells Fargo Business Credit, Inc. The December 1, 2005 Term Note evidencing the term loan was made pursuant to and subject to the terms and conditions of the Wells Fargo Credit Agreement under the $2.0 million loan limit. The Term Note was for approximately $341,000, payable in monthly installments over three years bearing interest at a rate of 0.25% below the Bank’s prime rate. The term loan was repaid in full in 2006.

9.	STOCK BASED-COMPENSATION

The Company has adopted stock-based compensation plans to provide incentives to eligible employees, officers and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and other stock-based awards.

All of the Company’s stock-based compensation plans expired in 2003, and no options or awards are available for future grant, except as inducement grants to new employees of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for 2006 was an increase of approximately $119,000 to selling, general, and administrative expenses. The Company recorded approximately $232,000 in total share-based compensation expense for stock options and stock awards for 2006.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for 2005 and 2004, prior to the Company’s adoption of SFAS 123(R).

(In thousands, except per share data)		2005	2004

Net income........................................	As reported	$3,318	$1,821
Less: Total stock-based compensation expense		(131)	(273)
	Pro forma	$3,187	$1,548

Basic earnings per share.........................	As reported	$0.43	$0.24
	Pro forma	0.41	0.21

Diluted earnings per share......................	As reported	$0.40	$0.23
	Pro forma	0.39	0.20

Stock Options - The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model. There were no options granted during 2006, 2005 or 2004.

The following table summarizes the stock option transactions for 2006:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options
				(In thousands)
Outstanding at December 31, 2005	1,246,346	$ 4.20
Granted	-	-
Exercised	(86,148)	$ 3.50
Forfeited/cancelled	(402)	$ 3.70

Outstanding and expected to vest at December 31, 2006	1,159,796	$ 4.25	4.33	$ 10,535

Exercisable at December 31, 2006	1,159,403

The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the market price of the Company’s common stock at December 31, 2006 and the exercise price of the underlying options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised was approximately $457,000, $145,000 and $10,000, in 2006, 2005, and 2004, respectively. Cash received from option exercises was approximately $302,000, $123,000, and $12,000, in 2006, 2005, and 2004, respectively. At December 31, 2006, there was approximately $1,000 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 5 months.

Stock Awards - Stock awards are issued to certain key employees and directors of the Company as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. Owners of stock awards have the rights of shareowners, including the right to vote. Stock awards are awarded with a fixed restriction period of three to five years. The market value of the awards on the date of the grant was recorded as deferred stock-based compensation and additional paid-in capital.

Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to approximately $113,000, $276,000, and $413,000 in 2006, 2005, and 2004, respectively.

A summary of the status of the Company’s non-vested stock awards at December 31, 2006 and changes during 2006 is presented below:

	Stock Award Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	237,983	$ 4.35
Granted	-	-
Vested	(100,002)	$ 4.49
Forfeited	(9,750)	$ 4.05

Outstanding and expected to vest at December 31, 2006	128,231	$ 4.26

The Company granted 10,000 stock award shares to a new employee in 2005 as an inducement grant. At December 31, 2006, there was approximately $78,000 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of approximately 1 year. The total fair value of stock awards vested was approximately $790,000, $415,000, and $397,000 in 2006, 2005, and 2004, respectively.

Qualified Employee Stock Purchase Plan - The Company had a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria were able to subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan was 272,250. In December 2004, the Board of Directors terminated the Purchase Plan. Upon termination of the Purchase Plan, participating employees were permitted to complete unpaid subscriptions. The subscription price of the shares was 85% of the fair market value of the common stock on the day the executed subscription form was received by the Company. The purchase price for the shares was the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase was exercised. Payment for common stock was made through a payroll deduction plan. Shares issued under the Purchase Plan were 1,343, 5,347, and 11,822 during 2006, 2005, and 2004, respectively. As of December 31, 2006, all subscriptions have been completed under the Purchase Plan.

10.	STOCKHOLDERS’ EQUITY

In March 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company’s common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. During 2006, the Company repurchased 103,431 shares at a cost of $1.0 million, which are being held in treasury. The share repurchase program does not have an expiration date and may be limited or terminated at any time.

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

At December 31, 2006, 1,159,796 shares of common stock were reserved for future issuances under the stock option plans discussed in Note 9.

In September 1998, the Company’s Board of Directors declared a dividend of one preferred share purchase right ("Right") for each common share then outstanding. The Rights were distributed pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment (such adjustment including the effect of the stock splits described above in Note 9. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock.

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except share and per share data)	2006	2005	2004

Net income (A)	$4,548	$3,318	$1,821
Weighted average number of basic common shares outstanding (B)	8,148,726	7,785,037	7,471,847
Dilutive effect of stock-based awards and warrants computed based on the treasury stock method using average market price	653,744	414,613	382,069
Weighted average number of diluted common shares outstanding (C)	8,802,470	8,199,650	7,853,916
Basic earnings per common share (A/B)	$0.56	$0.43	$0.24
Diluted earnings per common share (A/C)	$0.52	$0.40	$0.23

Options to purchase 0, 7,671, and 1,333,612 shares of common stock were outstanding during 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

12.	INCOME TAXES

Income tax expense was as follows for the years ended December 31:

(In thousands)	2006	2005	2004

Current:
Federal	$394	$360	$44
State and local	20	374	1
Deferred	2,233	153	1,071
	$2,647	$887	$1,116

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2006	2005	2004

Computed expected federal income tax expense (benefit)	$2,446	$1,430	$999
State tax, net of federal effect	171	168	117
Change in valuation allowance	3	(877)	-
Charge for state examination	-	331	-
Other, net	27	(165)	-
	$2,647	$887	$1,116

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2006	2005

Current:
Accounts receivable allowances	$303	$341
Inventories	157	140
Accrued expenses	708	668
Other	359	241
	1,527	1,390
Non current:
Building, equipment and improvements	155	78
Goodwill and other intangible assets	(1,920)	(1,762)
Research and experimental credit carryforwards	394	308
Federal alternative minimum tax credit carryforwards	270	127
Net operating loss carryforwards	5,509	8,024
	4,408	6,775
	5,935	8,165
Less: Valuation allowance	(57)	(54)
Net deferred tax assets	$5,878	$8,111

At December 31, 2006, the Company had federal and state net operating loss carryforwards (NOLs) of approximately $16.1 million and $15.7 million, respectively, which are available to offset future taxable income.  The Company's federal and state NOLs expire in varying amounts each year from 2007 through 2025 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  For financial reporting purposes, a state valuation allowance has been recorded to offset deferred tax assets that, more likely than not, will not be realized based on the Company’s filing status in certain states.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

13.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Company’s Board of Directors. The 401(k) expense for 2006 was approximately $0.1 million. There was no 401(k) expense for 2005 or 2004.

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

The Compensation Committee determined the total 2006 and 2005 contribution amounts to be $799,000 and $688,000, respectively, allocated among all participants. All LTIP participants elected to allocate their 2006 and 2005 contribution amounts to Company stock, and accordingly, the future payment of benefits will be settled by delivery of a fixed number of shares of stock. To fund the 2006 contribution amount, the Company purchased $799,000 or 82,550 shares of its own stock from April through May 2006, which was contributed to a grantor trust. To fund the 2005 contribution amount, the Company purchased $688,000 or 94,874 shares of its own stock from June through September 2005, which was contributed to a grantor trust. Of the total stock purchased in 2005, 59,000 shares were purchased in the open market and 35,874 shares were purchased from an officer of the Company (at the closing market price on the American Stock Exchange on August 4, 2005). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet. The Company will record compensation expense on a straight-line basis over the three-year vesting period, which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet. The Company recorded approximately $496,000 and $172,000 of compensation expense in 2006 and 2005, respectively, in conjunction with the LTIP. The Company did not fund any contribution amounts or record any compensation expense in 2004 related to the LTIP.

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

The Compensation Committee determined the 2006 and 2005 contribution amounts to be $136,000 and $139,000, respectively, for the current sole plan participant. The plan participant elected to allocate his 2006 and 2005 contribution amounts into an investment option consisting of mutual funds. According to the SERP agreement, the future payment of benefits will be distributed to the participant in either a lump sum, or in annual installment payments of at least two years, but not more than ten years, in accordance with the election made by the participant. In accordance with EITF 97-14, the deferred compensation in the form of mutual funds was recorded as a marketable equity security in other assets in the accompanying consolidated balance sheet. The Company recorded compensation expense of $136,000 and $139,000 in 2006 and 2005, respectively, over the 12 month vesting period, which was classified as a deferred compensation obligation in other long-term liabilities in the accompanying balance sheet. In accordance, with EITF 97-14, the deferred compensation liability was adjusted approximately $37,000 and $1,000, with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant at December 31, 2006 and 2005, respectively. The fair value of the marketable equity security also increased approximately $37,000 and $1,000, in 2006 and 2005, respectively, to reflect the investment earnings (recorded in other expense, net). The Company did not fund any contribution amounts or record any compensation expense in 2004 in conjunction with the SERP.

14.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $415,000, $386,000, and $386,000 during 2006, 2005, and 2004, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

At December 31, 2006, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
	Capital Leases	Operating Leases

2007	$15	$673
2008	2	531
2009	-	507
2010	-	461
2011	-	424
2012 and thereafter	-	1,804
	17	$4,400
Less amount representing interest	(1)
Present value of net minimum lease payments	16
Less current portion	(14)
Long-term capital lease obligations	$2

Rent expense (including amounts for the facilities leased from the director) amounted to $1.5 million, $1.5 million, and $1.6 million during 2006, 2005, and 2004, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

15.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. The Company received $300,000 for reimbursement of tenant improvements completed in 2001. Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses. These facilities have always been owned and leased to the Company by a director of the Company. In 2003, the Company completed additional tenant improvements to the premises of $300,000. In November 2003, the Company amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016. In 2006, the annual base rent was approximately $415,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements. The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises based upon review of prevailing market rates at the time of lease renewal.

In October 2000, Harry McCoy was replaced as Chairman and President of the Company but continued to receive payments as an employee under an employment agreement with the Company. At that time, the Company recorded $600,000 as the estimated amount payable to Mr. McCoy under the employment agreement. The Company and Mr. McCoy disputed the effect of the termination of his employment with the Company. In September 2001, the Company entered into an agreement with Mr. McCoy resolving these issues. The parties agreed to a mutual release of claims. Mr. McCoy resigned his position on the Board of Directors and agreed to serve as an ongoing consultant to the Company. In exchange, the Company agreed to provide Mr. McCoy with a lump sum payment of $250,000, and an additional amount of $250,000 in restricted common stock. In exchange for McCoy’s ongoing consulting relationship, he received $35,000 in cash annually through August 2006.

16.	QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$16,350	$17,399	$18,720	$17,335
Gross profit	7,144	7,736	8,640	7,485
Net income	754	1,282	1,476	1,036
Basic earnings per share	0.09	0.16	0.18	0.13
Diluted earnings per share	0.09	0.15	0.17	0.12

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$14,689	$16,845	$16,513	$15,000
Gross profit	5,958	7,484	7,260	6,418
Net income	421	1,015	825	1,057	*
Basic earnings per share	0.06	0.13	0.10	0.13	*
Diluted earnings per share	0.05	0.13	0.10	0.12	*

*

During the fourth quarter of 2005, the Company reported a $0.5 million net tax benefit as part of net income. The income tax benefit was primarily due to a $0.9 million reduction in the valuation allowance on deferred tax assets. The reduction in income tax expense from the valuation allowance change was partially offset by a charge of $0.3 million related to a North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2006
Allowance for Doubtful Accounts	$332,000	$373,000	$425,000	(1)	$280,000

Year ended December 31, 2005
Allowance for Doubtful Accounts	$630,000	$663,000	$961,000	(1)	$332,000

Year ended December 31, 2004
Allowance for Doubtful Accounts	$294,000	$582,000	$246,000	(1)	$630,000

(1)	Uncollectible accounts written off, net of recoveries.