Form 10-Q
period 2007-03-31
MEDTOX SCIENTIFIC INC
filed 2007-05-03
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 16, 2007
Common Stock, $0.15 par value per share	8,216,077

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three

Months Ended March 31, 2007 and 2006	3

Consolidated Balance Sheets – March 31, 2007

and December 31, 2006	4

Consolidated Statements of Cash Flows – Three

Months Ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	24

Item 4:

Controls and Procedures	24

Part II	Other Information	25

Item 1:	Legal Proceedings	25
Item 1A:	Risk Factors	25
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	25
Item 3:	Defaults upon Senior Securities	25
Item 4:	Submission of Matters to a Vote of Securities Holders	25
Item 5:	Other Information	25
Item 6:	Exhibits	25

Signatures	26
Exhibit Index	27

PART I FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES:
Laboratory services	$14,961	$12,402
Product sales	4,065	3,948
	19,026	16,350

COST OF REVENUES:
Cost of services	8,792	7,634
Cost of sales	1,492	1,572
	10,284	9,206

GROSS PROFIT	8,742	7,144

OPERATING EXPENSES:
Selling, general and administrative	5,725	5,134
Research and development	597	460
	6,322	5,594

INCOME FROM OPERATIONS	2,420	1,550

OTHER INCOME (EXPENSE):
Interest expense	(57)	(154)
Other expense, net	(137)	(168)
	(194)	(322)

INCOME BEFORE INCOME TAX EXPENSE	2,226	1,228

INCOME TAX EXPENSE	(671)	(474)

NET INCOME	$1,555	$754

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,178,483	8,154,596
Diluted	8,854,830	8,732,848

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,501	$1,261
Accounts receivable:
Trade, less allowance for doubtful accounts ($344 in 2007 and $280 in 2006)	12,862	10,797
Other	210	270
Total accounts receivable	13,072	11,067
Inventories	3,637	3,538
Prepaid expenses and other	1,099	1,314
Deferred income taxes	1,527	1,527
Total current assets	20,836	18,707
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	20,511	19,572
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	800	873
DEFERRED INCOME TAXES, net	3,680	4,351
OTHER ASSETS	399	404
TOTAL ASSETS	$62,193	$59,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,908	$2,164
Accrued expenses	6,119	6,037
Current portion of long-term debt	677	677
Current portion of capital leases	13	14
Total current liabilities	10,717	8,892
LONG-TERM DEBT, net of current portion	1,486	2,055
OTHER LONG-TERM LIABILITIES	1,161	981
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	-	2

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,313,508
in 2007 and 8,213,842 in 2006	1,247	1,232
Additional paid-in capital	85,506	85,683
Accumulated deficit	(34,929)	(36,484)
Common stock held in trust, at cost, 212,623 shares in 2007 and 177,424 shares in 2006	(1,995)	(1,487)
Treasury stock, at cost, 103,431 shares in 2007 and 2006	(1,000)	(1,000)
Total stockholders' equity	48,829	47,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,193	$59,874

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,555	$754
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	941	830
Provision for losses on accounts receivable	90	106
Loss on sale of equipment	-	18
Deferred and stock-based compensation	199	218
Deferred income taxes	671	474
Changes in operating assets and liabilities:
Accounts receivable	(2,095)	(1,125)
Inventories	(99)	86
Prepaid expenses and other current assets	215	(44)
Other assets	5	166
Accounts payable and accrued expenses	817	(1,030)
Net cash provided by operating activities	2,299	453

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(798)	(569)
Purchase of customer list	-	(6)
Net cash used in investing activities	(798)	(575)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	-	1,800
Proceeds from long-term debt	-	3,383
Principal payments on long-term debt	(569)	(5,616)
Principal payments on capital leases	(3)	(6)
Purchase of common stock for incentive plan	(508)	-
Net proceeds from sale of common stock	11	112
Payment of taxes from traded shares	(192)	(189)
Net cash used in financing activities	(1,261)	(516)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240	(638)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,261	1,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,501	$674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$62	$154
Income taxes, net of refunds received	56	3

Supplemental noncash activities:
Asset additions and related obligations	1,009	704

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be attained for the entire year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Standards:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has not yet evaluated the impact of adopting SFAS No. 159 on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 157.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 as of January 1, 2007. The adoption of this Interpretation did not have an impact on the Company’s financial position or results of operations.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories. Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and specimen collection services. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2007	March 31, 2006
Laboratory Services:
Revenues	$14,961	$12,402
Depreciation and amortization	810	702
Income from operations	1,778	1,108
Segment assets	49,825	44,723
Capital expenditures for segment assets	626	535

Product Sales:
Revenues	$4,065	$3,948
Depreciation and amortization	131	128
Income from operations	642	442
Segment assets	7,161	7,160
Capital expenditures for segment assets	172	34

Corporate (unallocated):
Other expense	$(194)	$(322)
Deferred tax assets, net	5,207	7,637
Company:

Revenues	$19,026	$16,350
Depreciation and amortization	941	830
Income from operations	2,420	1,550
Other expense	(194)	(322)
Income before income tax expense	2,226	1,228
Total assets	62,193	59,520
Capital expenditures for assets	798	569

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended
	March 31, 2007	March 31, 2006
Workplace drugs-of-abuse testing	$9,457	$8,043
Specialty Laboratory Services	5,504	4,359
	$14,961	$12,402

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2007	March 31, 2006
POC on site testing products	$3,661	$3,202
Contract manufacturing services	215	642
Other diagnostic products	189	104
	$4,065	$3,948

3.	INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2007	December 31, 2006

Raw materials	$922	$871
Work in process	332	270
Finished goods	486	539
Supplies, including off-site inventory	1,897	1,858
	$3,637	$3,538

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2007	March 31, 2006

Net income (A)	$1,555	$754
Weighted average number of basic common shares outstanding (B)	8,178,483	8,154,596
Dilutive effect of stock options computed based on the treasury stock method using average market price	676,347	578,252
Weighted average number of diluted common shares outstanding (C)	8,854,830	8,732,848
Basic earnings per common share (A/B)	$0.19	$0.09
Diluted earnings per common share (A/C)	$0.18	$0.09

5. INCOME TAXES

In the first quarter of 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

We adopted FIN 48 effective January 1, 2007. The cumulative effect of applying this Interpretation did not result in any adjustment to retained earnings as of January 1, 2007. At March 31, 2007 and January 1, 2007, we had $331,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next 12 months. The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In conjunction with the adoption of FIN 48, we began recording income tax related interest expense and interest income in income tax expense in our Consolidated Statements of Income. In prior periods, such interest expense or income was recorded in interest expense or interest income. Penalties, if any, will be recorded as a component of income tax expense. At March 31, 2007 and January 1, 2007, we had approximately $60,000 and $53,000, respectively, of accrued interest related to uncertain tax positions included in the Consolidated Balance Sheets.

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the past, we have experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. In the first quarter of 2007, testing volume from our existing workplace drugs-of-abuse clients was higher than the prior year period. However, we feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our Strategy

Our strategy is to drive profitable growth by building market share, leveraging our existing infrastructure and technical expertise, and driving innovation. We maintain a disciplined culture, focused on the successful execution of our strategy and plans.

Building Market Share

We have solid niche positions in large markets that allow us to build market share by offering high quality products and services that are delivered rapidly, priced competitively, and supported by excellent customer service and value-added services. Our value added services include data management, collection site management, training, technical support and expertise, as well as review of drug testing policies for clients.

Our success in penetrating new accounts has represented a significant component of our growth in market share. In 2006, we expanded our number of sales representatives from 19 to 35. The increase in sales representatives has increased our business from new accounts and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

Leveraging Existing Infrastructure and Technical Expertise

We leverage our existing infrastructure and technical expertise to facilitate top line growth and improve operating margins. Our LEAN and Six-Sigma initiatives support this effort by improving quality and productivity, cutting costs, and increasing throughput. LEAN is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. Our Six-Sigma initiatives address quality and variability within processes. While all key departments in the Laboratory Services and Product Sales segments have now been through initial LEAN processes, as an organization we recognize that LEAN is an ongoing philosophy, not a project to be “finished.”

Driving Innovation

We have introduced a number of innovative products and services.

In 2006, we developed and introduced MEDTOXScan®, an electronic reader, for use with our PROFILE-II ER® POCT device in hospital laboratories and emergency rooms. Approximately 200 readers have been shipped or are committed to be shipped. Response from our distributor, Cardinal Health, and end-using customers has been very good.

In 2005, we developed and introduced eChain®, our web-based electronic chain-of-custody and donor tracking system. We currently have over 1,000 clinics and collection sites utilizing eChain® throughout the country. These sites serve as the basis for our marketing campaign offering eChain® to national clients.

In 2005, we also introduced SURE-SCREEN®, our lower detection level POCT device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market. Both devices are gaining acceptance and have been increasing in sales month over month.

ClearCourse™, another innovative solution we offer, is a comprehensive drug testing program that combines four essential components: Drug Abuse Recognition System (DARS™) training, SURE-SCREEN® on-site drug screening devices, laboratory based confirmation testing and WEBTOX® online data management.

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2006. Note that the preparation of the interim, unaudited consolidated financial statements included in this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at March 31, 2007 was $12.9 million, net of allowance for doubtful accounts of $0.3 million.

Revenue Recognition:

Revenues from Laboratory Services are recognized as earned when we have performed the applicable laboratory testing services and the results have been sent to our customers or posted to our secure website.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At March 31, 2007, off-site inventory was $1.1 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. At December 31, 2006, we had a state valuation allowance on deferred tax assets of approximately $57,000, which represents the portion of certain state NOL carryforwards that will more likely than not expire unused in future years. The valuation allowance is based on management’s estimate of future taxable income and the period over which NOLs will be recoverable. In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 5 of Notes to the Consolidated Financial Statements for additional detail on our uncertain tax positions.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the first quarter of 2007 we made positive strides on all three fronts.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

	Three Months Ended				Quarter-over-Quarter
	March 31, 2007	% of Revenues	March 31, 2006	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 14,961	78.6%	$ 12,402	75.9%	$ 2,559	21%

Product Sales	4,065	21.4%	3,948	24.1%	117	3%

	$ 19,026	100.0%	$ 16,350	100.0%	$ 2,676	16%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 18% in the first quarter of 2007 due to an increase in sample volume, partially offset by a slight decrease in the average price per testing specimen. Our sample volume and revenue from new account activity was strong during the quarter. Revenues from our existing clients were up approximately 5% from the prior year period. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services increased 26% to $5.5 million in the first quarter of 2007 due to strong growth in testing for our clinical trial services business and a higher average revenue per test. Specialty Laboratory Services represented 37% of our Laboratory Services revenue in the first quarter of 2007 compared to 35% in the prior year period. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. We also recently entered into a strategic relationship with a European laboratory which gives us access to strategically located laboratories throughout Europe, Asia, India, South America, South Africa and Australia, thus enabling us to provide laboratory clinical trial services for international trials. This relationship is non-exclusive and does not include any specified testing volumes or commitments. Although our clinical trials services business is growing, revenues from these services can fluctuate from quarter-to-quarter depending on the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 14% to $3.7 million in the first quarter of 2007. This growth primarily reflected strong sales of PROFILE®-III, PROFILE-II ER® and SURE-SCREEN® devices. Overall, pricing for our POCT devices was stable quarter-over-quarter. We are also continuing our introduction of our MEDTOXScan® reader for use with our PROFILE-II ER® device in the hospital market. We currently have approximately 200 readers that have been shipped or are committed to be shipped.

Additionally, in the Product Sales segment, sales of contract manufacturing services decreased 66%, or $0.4 million, to $0.2 million in the first quarter of 2007. Our largest client experienced a product recall, unrelated to the component that we provide them. The recall has caused them to experience a loss of market share and consequently lower demand for our services. After an analysis of this product category, we have concluded that it has diminishing opportunities for us, and we will exit the contract manufacturing services business over the next 18 to 24 months. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Gross Profit

	Three Months Ended				Quarter-over-Quarter
	March 31, 2007	% of Revenues	March 31, 2006	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 8,792	58.8%*	$ 7,634	61.6%*	$ 1,158	15%

Cost of Sales	1,492	36.7%**	1,572	39.8%**	(80)	(5)%

	$ 10,284	54.0%	$ 9,206	56.3%	$ 1,078	12%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 46.0% of revenues in the first quarter of 2007, compared to 43.7% of revenues for the same period in 2006. The increase was driven by improvement in both Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 41.2% in the first quarter of 2007, up from 38.4% in the first quarter of 2006. The margin improvement was primarily attributable to increased revenues from additional testing volume through our existing infrastructure, as well as an increase in higher margin testing relating to clinical trials.

Gross margin from Product Sales increased to 63.3% in the first quarter of 2007, up from 60.2% in the same period of 2006. In the first quarter of 2007, margins were positively impacted by a shift in sales mix towards the higher-margin POCT devices and away from lower-margin contract manufacturing services.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2007	% of Revenues	March 31, 2006	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 5,725	30.1%	$ 5,134	31.4%	$ 591	12%

Research and development	597	3.1%	460	2.8%	137	30%

	$ 6,322	33.2%	$ 5,594	34.2%	$ 728	13%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.7 million, or 30.1% of revenues in the first quarter of 2007, compared to $5.1 million, or 31.4% in the first quarter of 2006. The lower percentage reflects the increase in revenues on marginally higher quarter-over-quarter expenses. The increase in spending reflects our continued increased investment in sales and marketing and information technology.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 30%, to $0.6 million in the first quarter of 2007, primarily due to increased spending for on-going projects in our Laboratory Services segment.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses were $0.2 million in the first quarter of 2007, a decrease of 40% compared to the first quarter of 2006. The decrease was primarily due to lower interest expense related to a reduction in average debt levels, and improved net operating results from our building rental activities.

Income Taxes

We recorded a tax provision for the three months ended March 31, 2007 and March 31, 2006 based upon an effective tax rate of 30.1% and 38.6%, respectively. The lower rate in the first quarter of 2007 was due to a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company. At March 31, 2007, we had a valuation allowance on deferred tax assets of approximately $57,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2007 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from debt financing. Cash and cash equivalents at March 31, 2007 were $1.5 million, compared to $1.3 million at December 31, 2006.

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2007 compared to $0.5 million for the same period of 2006. This increase was primarily due to an improvement in our operating results with no corresponding cash payment of income taxes. This improvement was also attributable to an increase in accounts payable and accrued expenses, primarily due to the timing of scheduled payments. This increase was partially offset by a larger increase in our trade receivables from December 31, 2006 to March 31, 2007 compared to December 31, 2005 to March 31, 2006. The significant increase in accounts receivable at March 31, 2007 was primarily due to strong February and March, 2007 sales and the timing of cash receipts.

Net cash used in investing activities, consisting primarily of capital expenditures, was $0.8 million for the three months ended March 31, 2007 compared to $0.6 million for the same period of 2006. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2007, compared to $0.5 million in the prior year period. The increase was primarily due to the repurchase of shares of our common stock in the first quarter of 2007. In the first quarter of 2007, we repurchased 32,929 shares of our common stock in the open market and 2,270 shares of our common stock from a director of our Company for a combined total cost of $508,000. The shares repurchased were used to fund our Long-Term Incentive Plan.

In the first quarter of 2006, we refinanced a portion of our mortgage loan. On March 16, 2006, we entered into a Term Note (the "Note") with the Wells Fargo Bank, National Association (the "Bank") to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company ("Principal"). We financed the March 2001 purchase of the building complex, where our Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. We paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of our Line of Credit and $0.2 million of cash.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At March 31, 2007, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on the Line of Credit at March 31, 2007.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of March 31, 2007:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 2,438	$ 820	$ 1,618	$ -	$ -

Capital lease obligations (1)	14	14	-	-	-

Operating leases	4,200	614	1,464	848	1,274

Total contractual obligations	$ 6,652	$ 1,448	$ 3,082	$ 848	$ 1,274

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Impact of New Accounting Standards

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of January 1, 2008. We have not yet evaluated the impact of adopting SFAS No. 159 on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for us as of January 1, 2008. We are currently in the process of evaluating the impact of the adoption of SFAS No. 157.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 as of January 1, 2007. The adoption of this Interpretation did not have an impact on our financial position or results of operations.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2007. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 1A  RISK FACTORS. There have been no material changes to our risk factors during the quarter ended March 31, 2007. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)

January 1 - 31	14,370 (a)	-	-	-
February 1 - 28	-	-	-	-
March 1 - 31	35,199	14.43	35,199	-
Total	49,569	14.43	35,199

(a) Represents shares withheld from employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock. These purchases are not part of a publicly announced plan or program.

(b) Represents the number of shares repurchased as part of the Company’s publicly announced plan to repurchase $1.1 million of shares of the Company’s common stock. The shares repurchased will be used to fund the Company’s Long-Term Incentive Plan (LTIP). Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

(c) In March 2007, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company’s common stock to fund the Company’s LTIP. The announcement did not indicate the maximum number of shares to be repurchased under the program.

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

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	May 3, 2007
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	May 3, 2007
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Controller	May 3, 2007
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2007

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

10.13

Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.14

Revolving Line of Credit Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.15

Security Agreement: Equipment between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.16

Continuing Security Agreement: Rights to Payment and Inventory between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.17

Term Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.18

Agreement and Acknowledgment of Security Interest between Wells Fargo Bank, MEDTOX Diagnostics, Inc., and Powell Enterprises, Inc. dated December 1, 2005. (Incorporated by reference to exhibit 10.6 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.19

Term Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.20

Continuing Guaranty between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.24 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.21

First Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.25 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.24

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

10.27	Registrant’s Executive Incentive Compensation Plan dated December 27, 2006. (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement