Form 10-Q
period 2007-06-30
MEDTOX SCIENTIFIC INC
filed 2007-07-31
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 16, 2007
Common Stock, $0.15 par value per share	8,342,544

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Six Months Ended June 30, 2007 and 2006	3

Consolidated Balance Sheets – June 30, 2007

and December 31, 2006	4

Consolidated Statements of Cash Flows – Six

Months Ended June 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	25

Item 4:

Controls and Procedures	25

Part II	Other Information	26

Item 1:	Legal Proceedings	26
Item 1A:	Risk Factors	26
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	26
Item 3:	Defaults upon Senior Securities	26
Item 4:	Submission of Matters to a Vote of Securities Holders	27
Item 5:	Other Information	27
Item 6:	Exhibits	27

Signatures	28
Exhibit Index	29

PART I   FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES:
Laboratory services	$ 15,815	$ 13,413	$ 30,776	$ 25,815
Product sales	4,961	3,986	9,026	7,934
	20,776	17,399	39,802	33,749

COST OF REVENUES:
Cost of services	9,317	8,175	18,109	15,809
Cost of sales	1,882	1,488	3,374	3,060
	11,199	9,663	21,483	18,869

GROSS PROFIT	9,577	7,736	18,319	14,880

OPERATING EXPENSES:
Selling, general and administrative	6,149	4,880	11,874	10,014
Research and development	768	531	1,365	991
	6,917	5,411	13,239	11,005

INCOME FROM OPERATIONS	2,660	2,325	5,080	3,875

OTHER INCOME (EXPENSE):
Interest expense	(40)	(119)	(97)	(273)
Other expense, net	(7)	(118)	(144)	(286)
	(47)	(237)	(241)	(559)

INCOME BEFORE INCOME TAX EXPENSE	2,613	2,088	4,839	3,316

INCOME TAX EXPENSE	(852)	(806)	(1,523)	(1,280)

NET INCOME	$ 1,761	$ 1,282	$ 3,316	$ 2,036

BASIC EARNINGS PER COMMON SHARE	$ 0.21	$ 0.16	$ 0.40	$ 0.25

DILUTED EARNINGS PER COMMON SHARE	$ 0.20	$ 0.15	$ 0.37	$ 0.23

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,280,876	8,183,455	8,281,392	8,169,106
Diluted	8,994,846	8,839,176	8,949,092	8,786,645

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,336	$1,261
Accounts receivable:
Trade, less allowance for doubtful accounts ($278 in 2007 and $280 in 2006)	14,598	10,797
Other	528	270
Total accounts receivable	15,126	11,067
Inventories	3,562	3,538
Prepaid expenses and other	850	1,314
Deferred income taxes	1,527	1,527
Total current assets	22,401	18,707
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	23,236	19,572
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	728	873
DEFERRED INCOME TAXES, net	2,828	4,351
OTHER ASSETS	636	404
TOTAL ASSETS	$65,796	$59,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$930	$-
Accounts payable	5,097	2,164
Accrued expenses	6,058	6,037
Current portion of long-term debt	677	677
Current portion of capital leases	9	14
Total current liabilities	12,771	8,892
LONG-TERM DEBT, net of current portion	1,317	2,055
OTHER LONG-TERM LIABILITIES	1,456	981
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	-	2

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-

Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,443,866 in 2007 and 8,213,842 in 2006	1,266	1,232
Additional paid-in capital	85,765	85,683
Accumulated deficit	(33,168)	(36,484)
Common stock held in trust, at cost, 244,127 shares in 2007 and 177,424 shares in 2006	(2,611)	(1,487)
Treasury stock, at cost, 103,431 shares in 2007 and 2006	(1,000)	(1,000)
Total stockholders' equity	50,252	47,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,796	$59,874

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,316	$2,036
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,933	1,683
Provision for losses on accounts receivable	107	160
Loss on sale of equipment	40	37
Deferred and stock-based compensation	510	458
Deferred income taxes	1,523	1,266
Changes in operating assets and liabilities:
Accounts receivable	(4,166)	(1,962)
Inventories	(24)	20
Prepaid expenses and other current assets	464	249
Other assets	(232)	27
Accounts payable and accrued expenses	1,257	(654)
Net cash provided by operating activities	4,728	3,320

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(3,795)	(1,641)
Proceeds from sale of equipment	-	16
Purchase of customer list	-	(11)
Net cash used in investing activities	(3,795)	(1,636)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	930	1,500
Proceeds from long-term debt	-	3,383
Principal payments on long-term debt	(738)	(5,905)
Principal payments on capital leases	(7)	(9)
Purchase of common stock for incentive plan	(1,124)	(799)
Purchase of treasury stock	-	(331)
Net proceeds from sale of common stock	307	204
Payment of taxes from traded shares	(226)	(192)
Net cash provided used in financing activities	(858)	(2,149)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75	(465)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,261	1,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,336	$847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$100	$241
Income taxes, net of refunds received	272	67

Supplemental noncash activities:
Asset additions and related obligations	1,697	681

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and specimen collection services. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Laboratory Services:
Revenues	$15,815	$13,413	$30,776	$25,815
Depreciation and amortization	848	723	1,658	1,425
Income from operations	1,848	1,691	3,626	2,799
Segment assets	53,540	45,532	53,540	45,532
Capital expenditures for segment assets	2,779	981	3,405	1,516

Product Sales:
Revenues	$4,961	$3,986	$9,026	$7,934
Depreciation and amortization	144	130	275	258
Income from operations	812	634	1,454	1,076
Segment assets	7,901	7,387	7,901	7,387
Capital expenditures for segment assets	218	91	390	125

Corporate (unallocated):
Other expense	$(47)	$(237)	$(241)	$(559)
Deferred tax assets, net	4,355	6,845	4,355	6,845

Company:
Revenues	$20,776	$17,399	$39,802	$33,749
Depreciation and amortization	992	853	1,933	1,683
Income from operations	2,660	2,325	5,080	3,875
Other expense	(47)	(237)	(241)	(559)
Income before income tax expense	2,613	2,088	4,839	3,316
Total assets	65,796	59,762	65,796	59,762
Capital expenditures for assets	2,997	1,072	3,795	1,641

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Workplace drugs-of-abuse	$10,513	$8,899	$19,970	$16,942
Specialty Laboratory Services	5,302	4,514	10,806	8,873
	$15,815	$13,413	$30,776	$25,815

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

POC on site testing products	$4,184	$3,395	$7,845	$6,598
Contract manufacturing services	542	381	757	1,023
Other diagnostic products	235	210	424	313
	$4,961	$3,986	$9,026	$7,934

3.	INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2007	December 31, 2006

Raw materials	$761	$871
Work in process	348	270
Finished goods	445	539
Supplies, including off-site inventory	2,008	1,858
	$3,562	$3,538

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (A)	$1,761	$1,282	$3,316	$2,036
Weighted average number of basic common shares outstanding (B)	8,280,876	8,183,455	8,281,392	8,169,106
Dilutive effect of stock options computed based on the treasury stock method	713,970	655,721	667,700	617,539
Weighted average number of diluted common shares outstanding (C)	8,994,846	8,839,176	8,949,092	8,786,645
Basic earnings per common share (A/B)	$0.21	$0.16	$0.40	$0.25
Diluted earnings per common share (A/C)	$0.20	$0.15	$0.37	$0.23

5. INCOME TAXES

In the second quarter of 2007, the Company recorded a $110,000 tax benefit due to a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. In the first quarter of 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect of applying this Interpretation did not result in any adjustment to retained earnings as of January 1, 2007. At June 30, 2007 and January 1, 2007, the Company had $331,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next 12 months. The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In conjunction with the adoption of FIN 48, the Company began recording income tax related interest expense and interest income in income tax expense in its Consolidated Statements of Income. In prior periods, such interest expense or income was recorded in interest expense or interest income. Penalties, if any, will be recorded as a component of income tax expense. At June 30, 2007 and January 1, 2007, the Company had approximately $66,000 and $53,000, respectively, of accrued interest related to uncertain tax positions included in the Consolidated Balance Sheets.

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents

o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	an unforeseen decrease in the acceptance of current new products and services

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan® Reader, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the past, we have experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. In the first six months of 2007, testing volume from our existing workplace drugs-of-abuse clients was slightly higher than the prior year period. However, we feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

In 2006, we developed and introduced MEDTOXScan®, an electronic reader, which we provide to hospitals for use with our PROFILE-II ER® and PROFILE®-III ER POCT devices in hospital laboratories and emergency rooms. We currently have approximately 300 readers that have been placed with clients in the hospital market, of which 100 were placed in the second quarter of 2007. Response from our distributor, Cardinal Health, and end-using customers has been very good.

In 2005, we developed and introduced eChain®, our web-based electronic chain-of-custody and donor tracking system. We currently have over 1,100 clinics and collection sites utilizing eChain® throughout the country. These sites serve as the basis for our marketing campaign offering eChain® to national clients.

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

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at June 30, 2007 was $14.6 million, net of allowance for doubtful accounts of $0.3 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At June 30, 2007, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the second quarter of 2007 and the first six months of this year, we were able to achieve solid revenue growth and improved gross margins on a consolidated basis.

Revenues

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change	June 30, 2007	June 30, 2006	$ Change	% Change
Revenues:

Laboratory Services	$ 15,815	$ 13,413	$ 2,402	18%	$ 30,776	$ 25,815	$ 4,961	19%

Product Sales	4,961	3,986	975	24%	9,026	7,934	1,092	14%

	$ 20,776	$ 17,399	$ 3,377	19%	$ 39,802	$ 33,749	$ 6,053	18%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 18% for both the three and six month periods ended June 30, 2007 due to an increase in sample volume, primarily from new client relationships. Our pricing structure remained relatively stable in the three months ended June 30, 2007. In the six months ended June 30, 2007, we experienced a slight decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services for the three and six months ended June 30, 2007 increased 18% to $5.3 million and 22% to $10.8 million, respectively, due to strong growth in testing for our clinical trial services business and a higher average revenue per test. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. We also recently entered into a strategic relationship with a European laboratory which gives us access to strategically located laboratories throughout Europe, Asia, India, South America, South Africa and Australia, thus enabling us to provide laboratory clinical trial services for international trials. This relationship is non-exclusive and does not include any specified testing volumes or commitments. Although our clinical trials services business is growing, revenues from these services can fluctuate from quarter-to-quarter depending on the actual timing of clinical trials.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 23% to $4.1 million and 19% to $7.8 million for the three and six months ended June 30, 2007, respectively. This growth primarily reflected strong sales of PROFILE®-III ER, PROFILE®-III, and SURE-SCREEN® devices. Overall, pricing for our POCT devices was stable during these periods. We are also continuing our introduction of our MEDTOXScan® reader for use with our PROFILE-II ER® and PROFILE®-III ER devices in the hospital market. We currently have approximately 300 readers that have been placed with clients in the hospital market.

Additionally, in the Product Sales segment, sales of contract manufacturing services increased 42%, or $0.2 million, to $0.5 million in the three months ended June 30, 2007. For the six months ended June 30, 2007, sales of contract manufacturing services decreased 26%, or $0.3 million, to $0.8 million. During the first quarter of 2007, our largest client experienced a product recall, unrelated to the component that we provide them. The recall has caused them to experience a loss of market share and consequently lower demand for our services. After an analysis of this product category, we have concluded that it has diminishing opportunities for us, and we will exit the contract manufacturing services business over the next 18 to 24 months. The increase in revenues in the three months ended June 30, 2007 was largely a result of our clients ordering product from us in anticipation of us exiting this business. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Gross Profit

	Three Months Ended				Quarter-over-Quarter
	June 30, 2007	% of Revenues	June 30, 2006	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 9,317	58.9%*	$ 8,175	60.9%*	$ 1,142	14%

Cost of Sales	1,882	37.9%**	1,488	37.3%**	394	26%

	$ 11,199	53.9%	$ 9,663	55.5%	$ 1,536	16%

	Six Months Ended				Year-over-Year
	June 30, 2007	% of Revenues	June 30, 2006	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 18,109	58.8%*	$ 15,809	61.2%*	$ 2,300	15%

Cost of Sales	3,374	37.4%**	3,060	38.6%**	314	10%

	$ 21,483	54.0%	$ 18,869	55.9%	$ 2,614	14%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 46.1% and 46.0% of revenues for the three and six months ended June 30, 2007, respectively, compared to 44.5% and 44.1% of revenues for the same periods in 2006.

Laboratory Services gross margin was 41.1% and 41.2% for the three and six months ended June 30, 2007, respectively, up from 39.1% and 38.8% in the same periods of 2006. The margin improvement was primarily attributable to increased revenues from additional testing volume through our existing infrastructure, as well as an increase in higher margin testing relating to clinical trials.

Gross margin from Product Sales was 62.1% for the three months ended June 30, 2007, down slightly from 62.7% in the same period of 2006. For the six months ended June 30, 2007, gross margin from Product Sales increased to 62.6%, up from 61.4% in the prior year period. For the six months ended June 30, 2007, margins were positively impacted by a shift in sales mix towards the higher-margin POCT devices and away from lower-margin contract manufacturing services, which occurred during the first quarter of 2007.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	June 30, 2007	% of Revenues	June 30, 2006	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 6,149	29.6%	$ 4,880	28.1%	$ 1,269	26%

Research and development	768	3.7%	531	3.0%	237	45%

	$ 6,917	33.3%	$ 5,411	31.1%	$ 1,506	28%

	Six Months Ended				Year-over-Year
	June 30, 2007	% of Revenues	June 30, 2006	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 11,874	29.8%	$ 10,014	29.7%	$ 1,860	19%

Research and development	1,365	3.4%	991	2.9%	374	38%

	$ 13,239	33.3%	$ 11,005	32.6%	$ 2,234	20%

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $6.1 million, or 29.6% of revenues for the three months ended June 30, 2007, compared to $4.9 million, or 28.1% for the same period in 2006. For the six months ended June 30, 2007, SG&A expenses increased to $11.9 million, or 29.8% of revenues, compared to $10.0 million, or 29.7% of revenues for the same period in 2006. The increased spending reflects an increase in sales and marketing, incentive based compensation and information technology expense.

Research and Development Expenses. Research and development expenses increased 45% and 38%, respectively, to $0.8 million and $1.4 million for the three and six months ended June 30, 2007 from $0.5 million and $1.0 million, respectively, for the same periods in 2006. The increase was primarily due to increased laboratory assay development expense in support of testing for clinical trials in our Laboratory Services segment. The increase was also driven by increased product development expense related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader, as well as continuing software development upgrades in our Product Sales segment.

Other Expense

Other income and expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses decreased 80% and 57%, respectively, to $47,000 and $241,000 for the three and six months ended June 30, 2007 from $237,000 and $559,000, respectively, for the same periods in 2006. The improvement resulted primarily from the resolution of a previously reserved rent receivable at the New Brighton Business Center, as well as lower interest expense related to a reduction in average debt levels.

Income Taxes

We recorded a tax provision for the three and six months ended June 30, 2007 based upon an effective tax rate of 32.6% and 31.5%, respectively, compared to an effective tax rate of 38.6% for the comparable periods in 2006. The lower rate in the three and six months ended June 30, 2007 resulted from a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. The lower rate in the six months ended June 30, 2007 was also due to a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

At June 30, 2007, we had a valuation allowance on deferred tax assets of approximately $57,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2007 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from debt financing. Cash and cash equivalents at both June 30, 2007 and December 31, 2006 were $1.3 million.

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2007 compared to $3.3 million for the same period of 2006. This increase was primarily due to an improvement in our operating results with no corresponding cash payment of income taxes. We experienced an increase in accounts payable and accrued expenses, primarily due to the timing of scheduled payments, which was offset by a larger increase in our trade receivables from December 31, 2006 to June 30, 2007 compared to December 31, 2005 to June 30, 2006. The significant increase in accounts receivable at June 30, 2007 was primarily due to strong May and June, 2007 sales and the timing of cash receipts.

Net cash used in investing activities, consisting primarily of capital expenditures, was $3.8 million for the six months ended June 30, 2007 compared to $1.6 million for the same period of 2006. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. In addition, in the first six months of 2007, we invested in instrumentation and capacity in our clinical trials services business.

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2007, compared to $2.1 million in the prior year period. The change was primarily due to the refinancing of a portion of our mortgage loan in March 2006 (see below).

In the first six months of 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million. The shares repurchased were used to fund our Long-Term Incentive Plan. In the first six months of 2006, we repurchased a total of 115,463 shares at a cost of $1.1 million. Of the total shares repurchased, 82,550 shares were acquired in the open market at a cost of $0.8 million and contributed to our Long-Term Incentive Plan. The remaining 32,913 shares were repurchased in the open market at a cost of $0.3 million and are being held in treasury.

In March of 2006, we refinanced a portion of our mortgage loan. On March 16, 2006, we entered into a Term Note (the "Note") with the Wells Fargo Bank, National Association (the "Bank") to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company ("Principal"). We financed the March 2001 purchase of the building complex, where our Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. We paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of our Line of Credit and $0.2 million of cash.

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

On July 31, 2007, we entered into the Second Amendment to the Credit Agreement with the Bank, which modifies certain terms and conditions of the Wells Fargo Credit Agreement and removes the financial covenant limiting capital expenditures to $5.0 million in any fiscal year.

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At June 30, 2007, we had total borrowing capacity of $8.0 million on our line of credit, of which $0.9 million was borrowed, leaving a net availability of $7.1 million.

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

We continue to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenues from sales of the our existing products and services, (iii) developing new products and services, as well as (iv) selectively pursuing synergistic acquisitions to increase our critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that we will be profitable.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of June 30, 2007:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 2,228	$ 807	$ 1,421	$ -	$ -

Capital lease obligations (1)	10	10	-	-	-

Operating leases	4,015	562	1,437	848	1,168

Total contractual obligations	$ 6,253	$ 1,379	$ 2,858	$ 848	$ 1,168

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2007. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 1A   RISK FACTORS. There have been no material changes to our risk factors during the three and six months ended June 30, 2007. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)

April 1-30, 2007	31,504	19.56	31,504	-
May 1-31, 2007	-	-	-	-
June 1-30, 2007	1,254(a)	-	-	-
Total	32,758	19.56	31,504

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

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 23, 2007.

Proposal No. 1: The stockholders elected each of the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

Director’s Name	Votes For	Votes Withheld
Brian P. Johnson	7,139,949	739,098
Robert J. Marzec	7,138,357	740,690

Proposal No. 2: The stockholders approved the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, with the following votes:

For	Against	Abstentions	Broker Non-Votes
7,826,615	51,210	1,220	NA

Proposal No. 3: The stockholders approved the MEDTOX Executive Incentive Compensation Plan with the following votes:

For	Against	Abstentions	Broker Non-Votes
4,778,062	430,397	21,373	2,688,046

During the second quarter of 2007, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5	OTHER INFORMATION.

On July 31, 2007, MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. entered into the Second Amendment to the Credit Agreement with Wells Fargo Bank, National Association. The Second Amendment modifies certain terms and conditions of the Wells Fargo Credit Agreement and removes the financial covenant limiting capital expenditures to $5 million in any fiscal year. The foregoing description of the Second Amendment is qualified by the provisions of the Second Amendment, which is filed herewith as Exhibit 10.29 and incorporated herein by reference.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 31, 2007
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 31, 2007
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	July 31, 2007
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2007

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

10.3

Registrant’s Restated Equity Compensation Plan dated May 10, 2000. (Incorporated by reference to exhibit 10.46 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.4

Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc. (Incorporated by reference to exhibit 10.48 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5

Registration Rights Agreement dated July 31, 2000 among the Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. (“MJK”). (Incorporated by reference to exhibit 10.50 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).**

10.6

Purchase and Sale Agreement dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP. (Incorporated by reference to exhibit 10.52 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7

Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.59 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2002).**

29

10.8

Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.9

Purchase and Sale Agreement dated July 1, 2003 by and between MEDTOX Laboratories, Inc. and CoxHealth. (Incorporated by reference to exhibit 10.26 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10	Registrant’s Supplemental Executive Retirement Plan dated December 21, 2004. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 22, 2004).**

10.11	Registrant’s Long-Term Incentive Plan as Amended dated July 27, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated July 28, 2005).**

10.12

Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.13

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

30

10.19

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

10.23

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

10.26	Registrant’s Executive Incentive Compensation Plan dated December 27, 2006. (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.27

Commercial Lease between MEDTOX Laboratories, Inc. and St. Paul Properties, Inc. dated July 28, 2000. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated May 30, 2007).

10.28

Amendment to Lease between MEDTOX Laboratories, Inc. and St. Paul Properties, Inc. dated May 25, 2007. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated May 30, 2007).

10.29	Second Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated July 31, 2007.*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

32