Form 10-Q
period 2007-09-30
MEDTOX SCIENTIFIC INC
filed 2007-10-30
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 16, 2007
Common Stock, $0.15 par value per share	8,421,850

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Nine Months Ended September 30, 2007 and 2006	3

Consolidated Balance Sheets – September 30, 2007

and December 31, 2006	4

Consolidated Statements of Cash Flows – Nine

Months Ended September 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	26

Item 4:

Controls and Procedures	26

Part II	Other Information	27

Item 1:	Legal Proceedings	27
Item 1A:	Risk Factors	27
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	27
Item 3:	Defaults upon Senior Securities	27
Item 4:	Submission of Matters to a Vote of Securities Holders	27
Item 5:	Other Information	27
Item 6:	Exhibits	27

Signatures	28
Exhibit Index	29

PART I  FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES:
Laboratory services	$ 15,723	$ 14,725	$ 46,499	$ 40,540
Product sales	5,036	3,995	14,062	11,929
	20,759	18,720	60,561	52,469

COST OF REVENUES:
Cost of services	9,322	8,555	27,431	24,364
Cost of sales	1,936	1,525	5,310	4,585
	11,258	10,080	32,741	28,949
GROSS PROFIT	9,501	8,640	27,820	23,520

OPERATING EXPENSES:
Selling, general and administrative	5,852	5,415	17,726	15,429
Research and development	599	579	1,964	1,570
	6,451	5,994	19,690	16,999
INCOME FROM OPERATIONS	3,050	2,646	8,130	6,521

OTHER EXPENSE:
Interest expense	(42)	(99)	(139)	(372)
Other expense, net	(136)	(143)	(280)	(429)
	(178)	(242)	(419)	(801)
INCOME BEFORE INCOME TAX EXPENSE	2,872	2,404	7,711	5,720

INCOME TAX EXPENSE	(933)	(928)	(2,456)	(2,208)

NET INCOME	$ 1,939	$ 1,476	$ 5,255	$ 3,512

BASIC EARNINGS PER COMMON SHARE	$ 0.23	$ 0.18	$ 0.63	$ 0.43

DILUTED EARNINGS PER COMMON SHARE	$ 0.22	$ 0.17	$ 0.59	$ 0.40

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,397,882	8,178,489	8,286,551	8,161,176
Diluted	9,010,490	8,802,279	8,891,581	8,775,285

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,003	$1,261
Accounts receivable:
Trade, less allowance for doubtful accounts ($318 in 2007 and $280 in 2006)	15,191	10,797
Other	159	270
Total accounts receivable	15,350	11,067
Inventories	3,518	3,538
Prepaid expenses and other	739	1,314
Deferred income taxes	1,527	1,527
Total current assets	23,137	18,707
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	24,106	19,572
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	660	873
DEFERRED INCOME TAXES, net	2,237	4,351
OTHER ASSETS	702	404
TOTAL ASSETS	$66,809	$59,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,211	$2,164
Accrued expenses	7,880	6,037
Current portion of long-term debt	677	677
Current portion of capital leases	6	14
Total current liabilities	11,774	8,892
LONG-TERM DEBT, net of current portion	1,148	2,055
OTHER LONG-TERM LIABILITIES	1,668	981
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	-	2

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,514,281 in
2007 and 8,213,842 in 2006	1,276	1,232
Additional paid-in capital	85,783	85,683
Accumulated deficit	(31,229)	(36,484)
Common stock held in trust, at cost, 244,127 shares in 2007 and 177,424 shares in 2006	(2,611)	(1,487)
Treasury stock, at cost, 103,431 shares in 2007 and 2006	(1,000)	(1,000)
Total stockholders' equity	52,219	47,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,809	$59,874

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,255	$3,512
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,910	2,533
Provision for losses on accounts receivable	193	291
Loss on sale of equipment	40	36
Deferred and stock-based compensation	685	678
Deferred income taxes	2,114	1,869
Changes in operating assets and liabilities:
Accounts receivable	(4,476)	(3,264)
Inventories	20	135
Prepaid expenses and other current assets	575	450
Other assets	(303)	36
Accounts payable and accrued expenses	2,056	447
Net cash provided by operating activities	9,069	6,723

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(6,380)	(3,133)
Proceeds from sale of equipment	-	21
Purchase of customer list	-	(11)
Net cash used in investing activities	(6,380)	(3,123)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	-	500
Proceeds from long-term debt	-	3,383
Principal payments on long-term debt	(907)	(6,351)
Principal payments on capital leases	(10)	(12)
Purchase of common stock for incentive plan	(1,124)	(799)
Purchase of treasury stock	-	(870)
Net proceeds from sale of common stock	320	271
Payment of taxes from traded shares	(226)	(192)
Net cash used in financing activities	(1,947)	(4,070)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	742	(470)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,261	1,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,003	$842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$145	$347
Income taxes, net of refunds received	470	140

Supplemental noncash activities:
Asset additions and related obligations	886	275

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Laboratory Services:
Revenues	$15,723	$14,725	$46,499	$40,540
Depreciation and amortization	826	728	2,484	2,153
Income from operations	1,973	2,220	5,599	5,019
Segment assets	54,391	47,348	54,391	47,348
Capital expenditures for segment assets	2,276	1,390	5,681	2,906

Product Sales:
Revenues	$5,036	$3,995	$14,062	$11,929
Depreciation and amortization	151	122	426	380
Income from operations	1,077	426	2,531	1,502
Segment assets	8,655	6,640	8,655	6,640
Capital expenditures for segment assets	309	100	699	225

Corporate (unallocated):
Other expense	$(178)	$(242)	$(419)	$(801)
Deferred tax assets, net	3,764	6,242	3,764	6,242

Company:
Revenues	$20,759	$18,720	$60,561	$52,469
Depreciation and amortization	977	850	2,910	2,533
Income from operations	3,050	2,646	8,130	6,521
Other expense	(178)	(242)	(419)	(801)
Income before income tax expense	2,872	2,404	7,711	5,720
Total assets	66,809	60,230	66,809	60,230
Capital expenditures for assets	2,585	1,490	6,380	3,131

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Workplace drugs-of-abuse	$10,430	$9,250	$30,400	$26,192
Specialty Laboratory Services	5,293	5,475	16,099	14,348
	$15,723	$14,725	$46,499	$40,540

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

POC on site testing products	$4,404	$3,450	$12,249	$10,048
Contract manufacturing services	389	380	1,146	1,403
Other diagnostic products	243	165	667	478
	$5,036	$3,995	$14,062	$11,929

3.	INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2007	December 31, 2006

Raw materials	$733	$871
Work in process	337	270
Finished goods	441	539
Supplies, including off-site inventory	2,007	1,858
	$3,518	$3,538

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (A)	$1,939	$1,476	$5,255	$3,512
Weighted average number of basic common shares outstanding (B)	8,397,882	8,178,489	8,286,551	8,161,176
Dilutive effect of stock options computed based on the treasury stock method	612,608	623,790	605,030	614,109
Weighted average number of diluted common shares outstanding (C)	9,010,490	8,802,279	8,891,581	8,775,285
Basic earnings per common share (A/B)	$0.23	$0.18	$0.63	$0.43
Diluted earnings per common share (A/C)	$0.22	$0.17	$0.59	$0.40

5. INCOME TAXES

The Company recorded a $110,000 and $120,000 tax benefit in the second and third quarters of 2007, respectively, due to permanent book to tax differences related to the disqualifying disposition upon the exercise of incentive stock options. In the first quarter of 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect of applying this Interpretation did not result in any adjustment to retained earnings as of January 1, 2007. At September 30, 2007 and January 1, 2007, the Company had $331,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next 12 months. The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In conjunction with the adoption of FIN 48, the Company began recording income tax related interest expense and interest income in income tax expense in its Consolidated Statements of Income. In prior periods, such interest expense or income was recorded in interest expense or interest income. Penalties, if any, will be recorded as a component of income tax expense. At September 30, 2007 and January 1, 2007, the Company had approximately $73,000 and $53,000, respectively, of accrued interest related to uncertain tax positions included in the Consolidated Balance Sheets.

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

Leases - The Company leases offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of the facility’s operating expenses and real estate taxes are charged as additional rent.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

7.	SUBSEQUENT EVENT

On October 25, 2007, the Company entered into the Third Amendment to the Credit Agreement with Wells Fargo Bank, National Association (the “Bank”). The Third Amendment modifies certain terms and conditions of the Wells Fargo Credit Agreement as follows:

•	Extends the last day on which the Bank will make advances under the line of credit and the capital equipment note from November 1, 2007 to November 1, 2009.

•	Increases the loan limit for the purchase of capital equipment from $2.0 million to $4.9 million.

•	Removes the financial covenant requiring the maintaining of a current ratio of not less than 1.3 to 1.0 at any time.

•	Increases the financial covenant requiring a tangible net worth of not less than $22,500,000 at any time to $30,000,000 at any time.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed

o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	an unforeseen decrease in the acceptance of current new products and services

•	flucuations in clinical trial activities

The following additional factors could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•

The failure of the pace of reader installations to accelerate in 2008 after the slowing of installations in the third quarter of 2007 and the projected continued slowing of installations in the fourth quarter of 2007 due to design and software modifications to improve the reader’s performance.

•	The expected increase in sales of POCT products fails to materialize.

•	Our inability to continue the revenue growth, improved gross margins and reduced selling, general and administrative expenses attained in the first three quarters of 2007.

The above listings should not be construed as exhaustive; we cannot predict all the factors that could cause results to differ materially from those indicated by the forward looking statements.

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the past, we have experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. In the first nine months of 2007, testing volume from our existing workplace drugs-of-abuse clients was slightly higher than the prior year period. However, we feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. In 2006, we expanded our number of sales representatives from 19 to 35. The increase in sales representatives has increased our business from new accounts in 2007 and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

In 2006, we developed and introduced MEDTOXScan®, an electronic reader, which we provide to hospitals for use with our PROFILE-II ER® and PROFILE®-III ER POCT devices in hospital laboratories and emergency rooms. As of September 30, 2007, we had 368 readers that have been placed with clients in the hospital market for use or evaluation. As a result of our experience with a significant installed base and customer feedback, we have initiated certain device design and software modifications to improve the reader’s performance. These initiatives slowed installation of readers in the third quarter and this impact will likely continue into the fourth quarter. We anticipate the pace of installations to accelerate in 2008 after we release the enhanced version of the reader, although we cannot assure that this acceleration will materialize.

In 2005, we developed and introduced eChain®, our web-based electronic chain-of-custody and donor tracking system. We currently have over 1,300 clinics and collection sites utilizing eChain® throughout the country. These sites serve as the basis for our marketing campaign offering eChain® to national clients.

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

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at September 30, 2007 was $15.2 million, net of allowance for doubtful accounts of $0.3 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At September 30, 2007, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the third quarter of 2007, we were able to achieve solid revenue growth and reduced selling, general and administrative (SG&A) expense as a percentage of revenues, but we experienced a decrease in gross margins in the quarter resulting primarily from reduced revenues from our higher-margin testing related to clinical trials. During the first nine months of this year, we made positive strides on all three fronts.

Revenues

	Three Months Ended				Quarter-over-Quarter
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 15,723	75.7%	$ 14,725	78.7%	$ 998	7%

Product Sales	5,036	24.3%	3,995	21.3%	1,041	26%

	$ 20,759	100.0%	$ 18,720	100.0%	$ 2,039	11%

	Nine Months Ended				Year-over-Year
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 46,499	76.8%	$ 40,540	77.3%	$ 5,959	15%

Product Sales	14,062	23.2%	11,929	22.7%	2,133	18%

	$ 60,561	100.0%	$ 52,469	100.0%	$ 8,092	15%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 13% and 16% for the three and nine month periods ended September 30, 2007, respectively. This growth was driven by an increase in sample volume from new client relationships, partially offset by a slight decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services for the three months ended September 30, 2007 decreased 3% to $5.3 million due to a decline in testing for clinical trial services. For the nine months ended September 30, 2007, revenues from our Specialty Laboratory Services increased 12% to $16.1 million due to strong growth in testing for our clinical trial services business and a higher average revenue per test during the first and second quarters. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials. In the third quarter, our pharmaceutical company clients rescheduled over $500,000 of testing into future quarters due to slower than anticipated patient enrollment. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. In the first quarter of 2007, we also entered into a strategic relationship with a European laboratory which gives us access to strategically located laboratories throughout Europe, Asia, India, South America, South Africa and Australia, thus enabling us to provide laboratory clinical trial services for international trials. This relationship is non-exclusive and does not include any specified testing volumes or commitments.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-II A, PROFILE®-III, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 28% to $4.4 million and 22% to $12.2 million for the three and nine months ended September 30, 2007, respectively. This growth primarily reflected strong sales of PROFILE®-III ER, SURE-SCREEN® and PROFILE®-III devices. Overall, pricing for our POCT devices was stable during these periods. We are also continuing our introduction of our MEDTOXScan® reader for use with our PROFILE-II ER® and PROFILE®-III ER devices in the hospital market. As of September 30, 2007, we had 368 readers that have been placed with clients in the hospital market for use or evaluation. As a result of our experience with a significant installed base and customer feedback, we have initiated certain device design and software modifications to improve the reader’s performance. These initiatives slowed installation of readers in the third quarter and this impact will likely continue into the fourth quarter. The reduction in the placement of readers did not have a negative impact on the financial performance of the Product Sales segment during the quarter.

Additionally, in the Product Sales segment, sales of contract manufacturing services were relatively flat at $0.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, sales of contract manufacturing services decreased 18%, or $0.3 million, to $1.1 million. During the first quarter of 2007, our largest client experienced a product recall, unrelated to the component that we provide them. The recall has caused them to experience a loss of market share and consequently lower demand for our services. After an analysis of this product category, we have concluded that it has diminishing opportunities for us, and we will exit the contract manufacturing services business over the next 12 to 18 months. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Gross Profit

	Three Months Ended				Quarter-over-Quarter
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 9,322	59.3%*	$ 8,555	58.1%*	$ 767	9%

Cost of Sales	1,936	38.4%**	1,525	38.2%**	411	27%

	$ 11,258	54.2%	$ 10,080	53.8%	$ 1,178	12%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

	Nine Months Ended				Year-over-Year
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 27,431	59.0%*	$ 24,364	60.1%*	$ 3,067	13%

Cost of Sales	5,310	37.8%**	4,585	38.4%**	725	16%

	$ 32,741	54.1%	$ 28,949	55.2%	$ 3,792	13%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 45.8% and 45.9% of revenues for the three and nine months ended September 30, 2007, respectively, compared to 46.2% and 44.8% of revenues for the same periods in 2006.

Laboratory Services gross margin was 40.7% for the three months ended September 30, 2007, down from 41.9% in the same period of 2006. The decrease in gross margin resulted primarily from reduced revenues from our higher-margin testing related to clinical trials. For the nine months ended September 30, 2007, gross margin from Laboratory Services increased to 41.0%, up from 39.9% in the prior year period. The margin improvement was primarily attributable to increased revenues from additional testing volume through our existing infrastructure, as well as an increase in higher margin testing relating to clinical trials.

Gross margin from Product Sales was 61.6% for the three months ended September 30, 2007, down slightly from 61.8% in the same period of 2006. For the nine months ended September 30, 2007, gross margin from Product Sales increased to 62.2%, up from 61.6% in the prior year period. For the nine months ended September 30, 2007, margins were positively impacted by a shift in sales mix towards the higher-margin POCT devices and away from lower-margin contract manufacturing services, which occurred during the first quarter of 2007.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 5,852	28.2%	$ 5,415	28.9%	$ 437	8%

Research and development	599	2.9%	579	3.1%	20	4%

	$ 6,451	31.1%	$ 5,994	32.0%	$ 457	8%

	Nine Months Ended				Year-over-Year
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 17,726	29.3%	$ 15,429	29.4%	$ 2,297	15%

Research and development	1,964	3.2%	1,570	3.0%	394	25%

	$ 19,690	32.5%	$ 16,999	32.4%	$ 2,691	16%

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $5.9 million, or 28.2% of revenues for the three months ended September 30, 2007, compared to $5.4 million, or 28.9% for the same period in 2006. For the nine months ended September 30, 2007, SG&A expenses increased to $17.7 million, or 29.3% of revenues, compared to $15.4 million, or 29.4% of revenues for the same period in 2006. The increased spending reflects an increase in sales and marketing and information technology expense.

Research and Development Expenses. Research and development expenses increased 4% and 25%, respectively, to $0.6 million and $2.0 million for the three and nine months ended September 30, 2007. The increase in the year-to-date period was primarily due to increased laboratory assay development expense in support of testing for clinical trials in our Laboratory Services segment. The increase was also driven by increased product development expense related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader, as well as continuing software development upgrades in our Product Sales segment.

Other Expense

Other income and expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses decreased 26% and 48%, respectively, to $178,000 and $419,000 for the three and nine months ended September 30, 2007. The improvement resulted primarily from lower interest expense related to a reduction in average debt levels. The lower expense in the year-to-date period was also due to the resolution of a previously reserved rent receivable at the New Brighton Business Center.

Income Taxes

We recorded a tax provision for the three and nine months ended September 30, 2007 based upon an effective tax rate of 32.5% and 31.9%, respectively, compared to an effective tax rate of 38.6% for the comparable periods in 2006. The lower rate in the three and nine months ended September 30, 2007 resulted from a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. The lower rate in the nine months ended September 30, 2007 was also due to a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

At September 30, 2007, we had a valuation allowance on deferred tax assets of approximately $57,000, which represents the portion of certain state net operating loss (NOL) carryforwards that will more likely than not expire unused in future years. Should operating results in 2007 and future years differ from expectations, the valuation allowance against the NOL carryforwards and the related deferred tax asset may require adjustment in future periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of operations and cash received from debt financing. Cash and cash equivalents were $2.0 million at September 30, 2007 compared to $1.3 million at December 31, 2006.

Net cash provided by operating activities was $9.1 million for the nine months ended September 30, 2007 compared to $6.7 million for the same period of 2006. This increase was primarily due to an improvement in our operating results with only a minimal corresponding cash payment of income taxes. We experienced an increase in accounts payable and accrued expenses, primarily due to the timing of scheduled payments, which was offset by a larger increase in our trade receivables from December 31, 2006 to September 30, 2007 compared to December 31, 2005 to September 30, 2006. The significant increase in accounts receivable at September 30, 2007 was primarily due to strong August and September, 2007 sales and the timing of cash receipts.

Net cash used in investing activities, consisting primarily of capital expenditures, was $6.4 million for the nine months ended September 30, 2007 compared to $3.1 million for the same period of 2006. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. In addition, in the first nine months of 2007, we invested in instrumentation and capacity in our clinical trials services business.

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2007, compared to $4.1 million in the prior year period. The change was primarily due to the refinancing of a portion of our mortgage loan in March 2006 (see below).

In the first nine months of 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million. The shares repurchased were used to fund our Long-Term Incentive Plan. In the first nine months of

2006, we repurchased a total of 115,463 shares at a cost of $1.1 million. Of the total shares repurchased, 82,550 shares were acquired in the open market at a cost of $0.8 million and contributed to our Long-Term Incentive Plan. The remaining 32,913 shares were repurchased in the open market at a cost of $0.3 million and are being held in treasury.

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

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with the Bank. The Wells Fargo Credit Agreement, as amended through September 30, 2007, consists of:

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

On October 25, 2007, we entered into the Third Amendment to the Credit Agreement with the Bank, which modifies certain terms and conditions of the Wells Fargo Credit Agreement as follows:

•	Extends the last day on which the Bank will make advances under the line of credit and the capital equipment note from November 1, 2007 to November 1, 2009.

•	Increases the loan limit for the purchase of capital equipment from $2.0 million to $4.9 million.

•	Removes the financial covenant requiring the maintaining of a current ratio of not less than 1.3 to 1.0 at any time.

•	Increases the financial covenant requiring a tangible net worth of not less than $22,500,000 at any time to $30,000,000 at any time.

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At September 30, 2007, we had total borrowing capacity of $8.0 million on our line of credit. We did not have an outstanding balance on our line of credit at September 30, 2007. The outstanding balance on our line of credit at June 30, 2007 of $0.9 million was repaid during the three month period ended September 30, 2007.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of September 30, 2007:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$ 2,021	$ 794	$ 1,227	$ -	$ -

Capital lease obligations (1)	6	6	-	-	-

Operating leases	4,699	766	1,875	996	1,062

Total contractual obligations	$ 6,726	$ 1,566	$ 3,102	$ 996	$ 1,062

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2007. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 1A

RISK FACTORS. There have been no material changes to our risk factors during the three and nine months ended September 30, 2007. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Inapplicable

ITEM 5

OTHER INFORMATION. On October 25, 2007, MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. entered into the Third Amendment to the Credit Agreement with Wells Fargo Bank, National Association (the “Bank”). The Third Amendment modifies certain terms and conditions of the Wells Fargo Credit Agreement as follows:

•	Extends the last day on which the Bank will make advances under the line of credit and the capital equipment note from November 1, 2007 to November 1, 2009.

•	Increases the loan limit for the purchase of capital equipment from $2.0 million to $4.9 million.

•	Removes the financial covenant requiring the maintaining of a current ratio of not less than 1.3 to 1.0 at any time.

•	Increases the financial covenant requiring a tangible net worth of not less than $22,500,000 at any time to $30,000,000 at any time.

The foregoing description of the Third Amendment is qualified by the provisions of the Third Amendment, which is filed herewith as Exhibit 10.30 and incorporated herein by reference.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTOX SCIENTIFIC, INC

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 30, 2007
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 30, 2007
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	October 30, 2007
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2007

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

10.29

Second Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated July 31, 2007. (Incorporated by reference to exhibit 10.29 filed with the Registrant’s Report on Form 10-Q dated July 31, 2007).

10.30	Third Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated October 25, 2007. *

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

32