Form 10-K
period 2007-12-31
MEDTOX SCIENTIFIC INC
filed 2008-03-11
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11394

MEDTOX SCIENTIFIC, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3863205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

402 West County Road D, St. Paul, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (651) 636-7466

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.15 per share NASDAQ Global Select Market

(Title of Class)	Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer [X ]	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $220,181,000 on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 18, 2008
Common Stock, $0.15 par value per share	8,549,390 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held May 20, 2008 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

ITEM NO.	Table of Contents	PAGE
Part I

1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .	20

Part II

5.	Market for the Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . .	21

6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

7.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . .	23

7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . .	35

8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .	36

9.	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .	36

9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37

Part III

10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . .	38

11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

13.	Certain Relationships and Related Transactions, and Director Independence . . . . .	38

14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . .	38

Part IV

15.	Exhibits, Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . .	39

	Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding our ability to improve, revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new products and services (including entry into the market for clinical laboratory testing for physicians offices and patients), or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) estimates of market sizes and market opportunities, (v) statements regarding our ability to offer superior turn around times for physicians and patients than our national competitors, (vi) statements regarding opportunities to gain an increasing share of laboratory business from existing pharmaceutical clients, (vii) statements regarding the sufficiency of our existing resources to fund our planned operations through 2008, and (viii) statements of assumptions underlying other statements and statements about our business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. The factors that could affect our actual results include the following:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trail activities

•	inaccurate information regarding market opportunities

•	other factors, including those set forth in Item 1A of this Annual Report on Form 10-K

The following additional factor could cause actual results to differ materially from those indicated by the forward looking statements contained in this Annual Report on Form 10-K:

•	The failure to obtain FDA “prescription use” clearance for the new generation of MEDTOXScan® electronic reader.

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

We are engaged primarily in two distinct, but related businesses. MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services. MEDTOX Diagnostics, Inc., based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products. For the year ended December 31, 2007, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 76% and 24% of our consolidated revenues, respectively.

2.	Principal Services, Products and Markets.

General. We have two reportable segments: “Laboratory Services”, which consists of the activities conducted by MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC, and “Product Sales”, conducted by MEDTOX Diagnostics, Inc. Laboratory Services include: forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), clinical testing for occupational health clinics and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. The Product Sales segment includes sales of a variety of on-site drug screening products and contract manufacturing. For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Laboratory Services

A.        Workplace Drugs-of-Abuse Testing. As reflected in the table below, our Laboratory Services segment derives a substantial percentage of its revenues from laboratory testing services for the identification of drugs-of-abuse.

(In thousands)	2007	2006	2005

Workplace drugs-of-abuse testing revenues	$ 39,630	$ 34,713	$31,838

% of Laboratory Services revenues	65%	64%	66%

Industry analysts have estimated that the industry-wide revenues derived from workplace laboratory-based drugs-of-abuse testing in the United States are in excess of $500 million. Public information highlights the motivations behind such testing. For example, the President’s Office of National Drug Control Policy estimated the cost of productivity losses to the U.S. economy due to drugs-of-abuse was over $128 billion in 2002. According to results of a National Institute of Drug Abuse-sponsored survey, drug using employees are 2.2 times more likely to require early dismissal or request time off, 2.5 times more likely to have absences of eight days or more, 3 times more likely to be late for work, 3.6 times more likely to be involved in a workplace accident, and 5 times more likely to file a workers’ compensation claim. We believe the percentage of employers with drug testing programs has remained fairly consistent over the past five years, with drug testing more prevalent among larger employers. A 2004 American Management Association survey reported 62% of employers with drug testing programs.

Workplace drugs-of-abuse testing remains predominately laboratory-based. However, we do offer on-site drug testing devices through our Product Sales segment. Our sale of on-site drug testing devices supports our Laboratory Services business as confirmation testing, logistics, data and program management services are often sold along with on-site testing devices.

Our customers for workplace substance abuse testing include public and private companies, as well as service firms; such as, drug treatment counseling centers, criminal justice facilities, occupational health clinics, third party administrators and hospitals.

B.         Specialty Laboratory Services. As reflected in the table below, our Laboratory Services segment also derives revenues from other services, including: clinical toxicology; clinical testing for the pharmaceutical industry; heavy metal, trace element and solvent analyses; and logistics, data and program management services.

(In thousands)	2007	2006	2005

Specialty Laboratory Services revenues	$ 21,680	$ 19,332	$ 16,744

% of Laboratory Services revenues	35%	36%	34%

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

Clinical Testing for Occupational Health Clinics. We perform basic clinical testing for our occupational clinic clients that send us drug testing samples. The most common clinical testing includes blood chemistries, complete blood cell counts, lead/zinc protoporphyrin (ZPP) testing, urinalysis and lipid panels.

Clinical Testing for Physician Offices. We offer laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans. Testing is performed on blood, body fluids or tissues. Our comprehensive clinical laboratory services include clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system), immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer) molecular diagnostics (infectious diseases, genetic disorders) and sub-specialties of these categories.

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

Logistics, Data and Program Management Services. We also provide services in the areas of logistics management, data management and program management. These services support our underlying business of laboratory analysis and provide added value to our clients. Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of our WEBTOX® internet-based reporting system. In the data management area we have a new service, eChain®, our web-based electronic chain-of-custody and donor tracking system. We have over 1,500 clinics and collection sites utilizing eChain® throughout the country.

Product Sales

A.        Substance Abuse Testing Products. The table below reflects information regarding the revenues derived by our Product Sales segment during the last three years from the sale of point-of-collection testing (POCT) products for drugs-of-abuse, the primary component of Product Sales segment revenues.

(In thousands)	2007	2006	2005

POCT product revenues	$ 16,632	$ 13,211	$ 12,058

% of Product Sales revenues	88%	84%	83%

The primary markets for our POCT products for drugs-of-abuse are workplace drugs-of-abuse testing and testing in support of hospital emergency departments, the criminal justice system and rehabilitation centers. In the workplace drugs-of-abuse market, we continue to observe some shift from laboratory-based testing to point-of-collection testing for clients in industries where the availability of test results in minutes provides added value. We manufacture and distribute our PROFILE®-II, PROFILE®-II A, PROFILE®-III and PROFILE®-III A POCT products into this market. These products are often sold in conjunction with confirmation testing, logistic, data management, and program management services provided by our Laboratory Services segment. Our customers for substance abuse testing products include public and private companies, as well as occupational health clinics and third party administrators.

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® and PROFILE®-III ER line of diagnostic drug screening products to hospital markets for drug detection in patients seen in emergency rooms. The PROFILE-II ER® and PROFILE®-III ER devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

•	amphetamines/methamphetamines/methylenedioxymethyl amphetamine (ecstasy, speed, crystal)
•	barbiturates (Phenobarbital)
•	benzodiazepines (Valium, Librium, Halcion)
•	cannabinoids/THC (pot, marijuana)
•	cocaine (crack)
•	methadone (Methadose)
•	opiates (heroin)
•	oxycodone
•	phencyclidine/PCP (angel dust)
•	propoxyphene (Darvon)
•	tricyclic antidepressants

We developed and introduced MEDTOXScan®, an electronic reader, for use with our PROFILE®-III ER POCT device in hospital laboratories and emergency rooms.

We also manufacture and distribute diagnostic drug screening products within the criminal justice and drug rehabilitation markets. Our VERDICT®-II and SURE-SCREEN® product lines are primarily sold within these markets and are sold alone or as part of our comprehensive drug testing program solution, ClearCourse®. ClearCourse® is a unique and comprehensive drug testing program that combines four essential components: Drug Abuse Recognition System (DARS™) training, SURE-SCREEN® on-site drug screening devices, laboratory based confirmation testing and WEBTOX® online data management.

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

B.        Contract Manufacturing Services and Other Diagnostic Products. In addition to the sale of POCT products for drugs-of-abuse, our Product Sales segment derives revenues from the manufacture of coagulation (blood clotting) market controls for various customers. We anticipate that our activity relative to manufacturing and sales of coagulation controls will decline and that we will exit that market over the next few years. We also distribute other diagnostic tests, including diagnostic tests for the detection of alcohol with the EZ-SCREEN® Breath Alcohol Test, as well as agricultural diagnostic products. Our agricultural diagnostic products were distributed to processing plants and the U.S. Department of Agriculture for the detection of antibiotic residues in meat and the identification of meat species and were phased-out late in 2007. The table below reflects information regarding the revenues derived by our Product Sales segment from contract manufacturing services and the distribution of other diagnostic products.

(In thousands)	2007	2006	2005

Contract manufacturing services revenues	$ 1,437	$ 1,962	$ 1,840
% of Product Sales revenues	7%	12%	13%

Other diagnostic products revenues	$ 906	$ 586	$ 567
% of Product Sales revenues	5%	4%	4%

3.	Marketing and Sales.

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

We use several distribution channels to sell our products and services. We employ a direct sales force which consists of 36 sales representatives and four sales managers (one for each of our primary markets - workplace drugs-of-abuse, government, clinical testing and clinical trials). In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market. We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

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

Major Customers. No single customer had sales that amounted to more than 10% of our consolidated revenues during 2007, 2006 or 2005.

4.	New Products, Research and Development.

Laboratory Services. Our Laboratory Services’ research and development group develops: assays for new drugs and compounds; new assays for existing drugs and other toxins; and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency. This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats. During 2007, this group developed and validated approximately 58 new laboratory-based assays using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). These activities continue to enhance our test menu and ability to realize efficiencies of new technologies.

We have made efforts to enter the market for full service clinical laboratory testing for physicians offices and patients on a regional basis. In the second half of 2007 and continuing into the first quarter of 2008, we added to our test menu in clinical chemistry and diagnostic immunology (immune system) virology (viruses), endocrinology (hormones), serology (infectious diseases) and allergy. We added staffing, state of the art instrumentation and laboratory build out for full service pathology/histology/cytology, molecular diagnostics and microbiology. These new specialties include tests for infectious diseases, viruses, tissue biopsies, cancer, genetic disorders, bacteria and parasites. Based on our local presence, company-owned courier network and advanced instrumentation and technology, we believe we will be able to offer superior turn around times for physicians and patients than our national competitors.

Product Sales. We continue to develop new and innovative products and services for the drug testing market. We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2007, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance. We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and supplying a “private label” device to large clients. In 2007, we initiated a relationship with one private label client.

In 2007, we continued the introduction of the MEDTOXScan® reader to the hospital laboratory market. This reader is a colorimeter used as an aid in determining the presence or absence of a colored line associated with qualitative immunochromatographic lateral flow devices. The MEDTOXScan® reader accepts test devices that are designed for use with the MEDTOXScan® reader. The reader scans the device and utilizes a color contact imaging sensor (CIS) to capture relative line intensities. Software algorithms and barcodes are used to identify the type of device to be read, the analyte(s) associated with the device and whether the presence or absence of a line is associated with a negative or positive result. The results of the scans will be displayed on the reader’s screen or can be printed. The test is performed following the device package insert instructions and the device can be inserted into the reader after the required time to test has elapsed. Alternatively, by selecting the timed mode, the reader times the reaction. MEDTOX devices designed to be used with the MEDTOXScan® reader may also be read visually by the user.

In 2007, we saw significant growth of our PROFILE®-III cup products. These products test for THC, cocaine, opiates, amphetamine, methamphetamine and PCP at standard SAMHSA sensitivity levels, and benzodiazepines, barbiturates, methadone, tricyclic antidepressants and propoxyphene at standard industry levels. The PROFILE®-III cup is targeted for the corporate and occupational health clinic markets. The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device. The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The PROFILE®-III cup design adds simplicity and time savings to the drug screening process.

Research and Development. We incurred costs of $2.6 million, $2.2 million, and $2.3 million for research and development activities in 2007, 2006, and 2005, respectively. At December 31 2007, we employed 14 scientists in research and development activities for the Laboratory Services and Product Sales segments. Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

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

Product Sales. We file patent applications to protect our intellectual property as it relates to our technologies, inventions and improvements which can be utilized in the development and manufacture of our Product Sales business, as protection of this intellectual property is very important to our Product Sales segment. These patents relate to our core technologies and designs for diagnostic testing, screening and services. We hold ten United States issued patents with expiration dates ranging from 2010 to 2025.

General. At December 31, 2007, we held 23 registered trade names and/or trademarks in reference to our products and corporate names. Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2009 to 2017. Applications have also been made for additional trade names.

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

Laboratory Services. At December 31, 2007, MEDTOX Laboratories, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business. However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2007, we had several accounts that were in the process of being set up where revenues will not be realized until 2008.

Product Sales. At December 31, 2007, MEDTOX Diagnostics, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services. Our Laboratory Services segment competes in a fragmented, though highly competitive, industry. At December 31, 2007, 43 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing. Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs. Competitors include Quest Diagnostics and Laboratory Corporation of America, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories and in-house testing facilities maintained by hospitals.

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

We have experienced increased competition with respect to our immunoassay tests from systems and products developed by others, many of whom compete solely on price. As the number of firms marketing diagnostic tests has grown, we have experienced increased price competition for certain diagnostic testing devices. Competitors of this nature include Phamatech, Princeton BioMeditech, American Bio Medica, ABI, Abbott Laboratories, and Inverness Medical Innovations.

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

At December 31, 2007, we had a total of 523 full-time employee equivalents compared to 460 full-time employee equivalents at December 31, 2006.

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

Approximately 65% of our Laboratory Services segment’s revenues in 2007 was derived from the provision of laboratory testing services for the identification of drugs-of-abuse. We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future. This business is influenced by the strength of the U.S. economy. When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels. Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S. As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating. With the market forces driving such consolidation tending to favor the larger industry participants, we face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry. At December 31, 2007, 43 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. Our major competitors include Quest Diagnostics, Laboratory Corporation of America as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals. Many of our competitors have substantially greater financial and other resources than we do. The laboratory services, drugs-of-abuse industry is consolidating. The consolidation is being driven by the larger laboratories whose greater resources enables them to be more responsive and better able to increase operating efficiencies in the form of critical mass (testing volumes) and required investment levels. This consolidation results in greater price competition in the laboratory services drugs-of-abuse industry. In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise. If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

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

Our quarterly operating results may vary.

Clinical testing for the pharmaceutical industry is project-based, and as such, may vary from quarter to quarter due to factors over which we have little control such as the commencement, completion or cancellation of clinical trial contracts and the progress of ongoing clinical trial contracts.

Such variations may cause operating results to vary quarter to quarter, negatively or positively affecting the market price of our common stock. We believe that such variations in any particular quarter are not necessarily a meaningful indication of future results and that these fluctuations may not be related to our future overall operating performance.

If reimbursement for our services by third party payers is reduced, our net revenues could diminish.

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Third party payers, including state payers and Medicare, are challenging the prices charged for medical products and services. Government and other third party payers increasingly are limiting both coverage and the level of reimbursement for our services. In 2007 and 2006, third party payers accounted for approximately 4.4% and 4.6%, respectively, of our net revenues. A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers. Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us. If government and other third party payers do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.

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

Our products and services are subject to the regulations of a number of governmental agencies as listed in Item I, “Business” under the heading “10. Government Regulation”. We cannot predict whether future changes in governmental regulations might significantly increase compliance costs or adversely affect the time or cost required to develop and introduce new products. In addition, our products are or may become subject to foreign regulations. If we do not comply with existing or additional laws or regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing net revenues, or hinder our ability to conduct our business.

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

Our Laboratory Services testing services are primarily diagnostic. As a result, we are exposed to the risk of liability claims. We currently maintain insurance with coverage up to $10 million to cover professional and general liability claims. In the past, all professional and general liability claims have been covered under our insurance policy. However, in the future, we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy, which could have a significant impact on our results of operations and financial condition.

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

The technologies used in all of our diagnostic POCT products are covered by one or more patents. As these patents expire over the next several years, we will no longer have protection from competitors, unless we develop new technology, which could impact our ability to compete in the biotechnology industry and reduce our revenues.

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

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in an 88,000 square foot facility in St. Paul, Minnesota. Until March 2001, we leased this space. In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 88,000 square feet utilized by our Laboratory Services segment and an additional 11,000 square feet held for future expansion of our Laboratory Services segment. The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex. The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration. In 2007, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $202,000.

In addition, effective September 2000, the Laboratory Services segment entered into a seven year lease for a 30,000 square foot facility to be used in connection with its courier business and also as additional warehouse and shipping space. In May 2007, we amended this lease, effective August 31, 2007. The Amendment extends the term of the lease to August 31, 2012. This building is a special purpose facility and enables us to store our vehicles indoors, when appropriate, and to perform routine maintenance on the vehicles. The annual base rent on this second facility, exclusive of operating expenses, is currently $150,000 per year.

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc. In March 2001, we entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease, $600,000 of tenant improvements made to the building by us are being amortized over the life of the lease as additional rent. Effective February 2003, we entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building. The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses. In November 2003, we amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016. In 2007, the annual base rent was approximately $424,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.

In January 2008, we prepaid approximately $430,000 of the lease agreement for the facilities in Burlington, North Carolina relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company. The prepayment was recorded as prepaid rent and will continue to be amortized over the remaining life of the lease as additional rent.

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

Common Stock

Effective February 16, 2006, the Company’s common stock became listed on the Nasdaq Global Market under the symbol “MTOX”. Prior to February 16, 2006, the Company’s common stock was listed on the American Stock Exchange under the symbol “TOX”. At February 18, 2008, the number of holders of record of the common stock was 874. The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for the common stock, as reported by the Nasdaq Global Market. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2007:	High	Low	Close*
First Quarter.............................	$18.45	$11.28	$18.45
Second Quarter........................	29.60	17.88	29.30
Third Quarter...........................	30.97	14.11	20.45
Fourth Quarter.........................	21.73	16.25	18.08

2006:	High	Low	Close*
First Quarter.............................	$9.27	$7.60	$9.26
Second Quarter........................	10.65	9.00	9.06
Third Quarter...........................	9.93	8.33	9.83
Fourth Quarter.........................	14.09	8.59	13.33

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

Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements, the related notes and other financial information included in this Annual Report on Form 10-K.

(In thousands, except share and per share data)	2007	2006	2005	2004	2003

STATEMENT OF OPERATIONS DATA:

Revenues	$80,285	$69,804	$63,047	$56,736	$51,473
Cost of revenues	43,929	38,799	35,927	32,902	31,520
Selling, general, and administrative	23,737	20,648	19,309	17,826	16,722
Research and development	2,603	2,156	2,287	1,705	1,910
Other expense	707	1,006	1,319	1,366	1,629
Income tax expense	2,619	2,647	887	1,116	-
Net income (loss)	$6,690	$4,548	$3,318	$1,821	$(308)

Basic earnings (loss) per common share	$0.80	$0.56	$0.43	$0.24	$(0.04)

Diluted earnings (loss) per common share	$0.75	$0.52	$0.40	$0.23	$(0.04)

Weighted average number of shares outstanding:
Basic	8,322,092	8,148,726	7,785,037	7,471,847	7,413,926
Diluted	8,907,320	8,802,470	8,199,650	7,853,916	7,413,926

BALANCE SHEET DATA:
Total assets	$69,949	$59,874	$59,390	$55,960	$56,518
Long-term obligations	2,659	3,038	5,793	6,090	7,639
Total stockholders’ equity	55,656	47,944	44,845	37,789	35,070

SEGMENT DATA:
Net revenues:
Laboratory Services	$61,310	$54,045	$48,582	$43,219	$39,424
Product Sales	18,975	15,759	14,465	13,517	12,049
Total net revenues	$80,285	$69,804	$63,047	$56,736	$51,473
Operating income:
Laboratory Services	$6,387	$6,139	$4,722	$2,965	$1,032
Product Sales	3,629	2,062	802	1,338	289
Total operating income	$10,016	$8,201	$5,524	$4,303	$1,321
Assets:
Laboratory Services	$56,430	$47,259	$44,504	$41,356	$39,893
Product Sales	8,701	6,737	6,775	6,340	7,290
Corporate (unallocated)	4,818	5,878	8,111	8,264	9,335
Total assets	$69,949	$59,874	$59,390	$55,960	$56,518

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

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations, assumptions, estimates and projections about our Company and its businesses. All such forward looking statements involve significant risks and uncertainties, including those risks identified in Item 1A of this Annual Report on Form 10-K and in the Cautionary Statement appearing at the beginning of Part I of this Annual Report on Form 10-K, many of which are beyond our control. Although we believe that the assumptions underlying our forward looking statements are reasonable, any of the assumptions could prove inaccurate. Actual results may differ materially from those indicated by the forward looking statements included in this Annual Report on Form 10-K. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report on Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward looking statements to reflect actual results or changes in assumptions, expectations or projections, except as otherwise required by law. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or accruals, or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

Executive Overview

Our Business

We are engaged primarily in distinct, but very much related businesses, which for financial reporting purposes are divided into two reportable segments: Laboratory Services and Product Sales. For financial information relating to our segments, see Note 2 of Notes to the Consolidated Financial Statements.

Laboratory Services

Our “Laboratory Services” business segment includes the activities of our wholly-owned subsidiary, MEDTOX Laboratories, Inc. MEDTOX Laboratories, Inc. principally engages in forensic toxicology (primarily laboratory testing for identification of drugs-of-abuse), providing these services to private and public companies, drug treatment counseling centers, criminal justice facilities, occupational health clinics and hospitals, as well as third party administrators.

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

We recently expanded our Specialty Laboratory Services to include laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans. Testing is performed on blood, body fluids or tissues. Our comprehensive clinical laboratory services includes clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system) immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer), molecular diagnostics (infectious diseases, genetic disorders) and sub-specialties of these categories.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of POCT diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan® reader, VERDICT®-II, and SURE-SCREEN® products, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

In October 2007, we initiated certain device design and software modifications to our MEDTOXScan® electronic readers (for use with our PROFILE-II ER® and PROFILE®-III ER devices in the hospital market) which slowed installation of the readers in anticipation of a next generation of reader. We are seeking over-the-counter (OTC) clearance for the next generation reader in order to broaden the markets where the reader may be used. In December 2007, we reached agreement with the FDA on the criteria, data and protocol required for our clinical studies to obtain OTC clearance from the FDA for our next generation reader.

We currently have approximately 400 first generation readers in the field. Our original intention was to maintain the 400 readers in the field until receiving OTC clearance of the next generation reader. At that time “new” readers would replace the originals, which would be shipped back to us, modified, and re-issued to customers. Based on recent discussions with the FDA, it has been determined that the original MEDTOXScan® reader should have had FDA clearance before use.

We began contacting customers to notify them that we are voluntarily recalling the 400 readers in the field for mis-branding. The readers were provided to customers at no cost, therefore the financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. The PROFILE®-III ER devices sold for use with the readers are appropriately cleared by the FDA, and can be read independently of the reader and therefore are not affected by the recall.

In March 2008, we completed all documentation required for a traditional 510(k) submission for the MEDTOXScan® reader. The submission was filed electronically using the FDA’s most recent e-submission software. The submission seeks “prescription use” clearance on the “new” reader. We anticipate a quicker response from the FDA by filing for the prescription use of the reader first and then filing for OTC use. This will enable the new reader to be back in the hospital market in a more timely fashion. Based on these facts, at this time, we do not believe the recall will have a material impact on our financials on a year-over-year basis.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the past, we have experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. In 2007, testing volume from our existing workplace drugs-of-abuse clients was slightly higher than the prior year. However, we feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past two years, we have expanded our number of sales representatives from 23 to 36. The increase in sales representatives has increased our business from new accounts in 2007 and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

In 2007, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance. We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and supplying a “private label” device to large clients. In 2007, we initiated a relationship with one private label client.

In 2006, we developed and introduced MEDTOXScan®, an electronic reader, which we provide to hospitals for use with our PROFILE-II ER® and PROFILE®-III ER POCT devices in hospital laboratories and emergency rooms.

In 2005, we developed and introduced eChain®, our web-based electronic chain-of-custody and donor tracking system. We currently have over 1,500 clinics and collection sites utilizing eChain® throughout the country.

In 2005, we also introduced SURE-SCREEN®, our lower detection level POCT device targeted for the government and rehabilitation markets and our PROFILE®-III device, an integrated cup and testing device for sale to the workplace drug testing market.

ClearCourse®, another innovative solution we offer, is a comprehensive drug testing program that combines four essential components: Drug Abuse Recognition System (DARS™) training, SURE-SCREEN® on-site drug screening devices, laboratory based confirmation testing and WEBTOX® online data management.

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to the Consolidated Financial Statements in Item 15. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at December 31, 2007 was $13.2 million, net of allowance for doubtful accounts of $0.3 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At December 31, 2007, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of our annual impairment reviews for goodwill and other intangible assets in 2007, 2006 or 2005. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets in future periods.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. In the future, revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during 2007 we were able to achieve solid revenue growth and improved gross margins. Our SG&A expense as a percentage of revenues in 2007 remained consistent with 2006.

Revenues

	Year Ended December 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Revenues:

Laboratory Services	$ 61,310	$ 54,045	$ 48,582	$ 7,265	13%	$ 5,463	11%

Product Sales	18,975	15,759	14,465	3,216	20%	1,294	9%

	$ 80,285	$ 69,804	$ 63,047	$ 10,481	15%	$ 6,757	11%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 14% to $39.6 million and 13% to $34.7 million in 2007 and 2006, respectively. The growth in both 2007 and 2006 was driven by an increase in sample volume from new client relationships, partially offset by a slight decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services increased 12% to $21.7 million and 16% to $19.3 million in 2007 and 2006, respectively. The improvement in both 2007 and 2006 was driven by strong growth in testing for our clinical trial services business and a higher average price per test. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials. While we continue to add new clients in clinical trial services, we are also experiencing significant repeat business from existing clients. In late 2007, we signed contracts with two existing pharmaceutical clients that have designated us as a preferred provider. This is an opportunity for us to gain an increasing share of those clients’ laboratory business. We hope that over time these types of relationships will help mitigate the variations in revenue realization in our clinical trial services business. In addition to the two preferred provider contracts, we also entered 2008 with signed contracts which may have the potential for $5.5 million in future clinical trials services activity.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 26% to $16.6 million and 10% to $13.2 million in 2007 and 2006, respectively. The growth in 2007 primarily reflected strong sales of PROFILE®-III ER, SURE-SCREEN® and PROFILE®-III A devices. The improvement in 2006 was driven by strong sales of PROFILE-II ER®, SURE-SCREEN® and PROFILE®-III devices. Overall, pricing for our POCT devices was stable during these periods.

In the Product Sales segment, sales of contract manufacturing services decreased 27%, or $0.5 million, to $1.4 million in 2007. During the first quarter of 2007, our largest client experienced a product recall, unrelated to the component that we provide them. The recall has caused them to experience a loss of market share and consequently lower demand for our services. After an analysis of this product category, we concluded in the first quarter of 2007 that it had diminishing opportunities for us, and we planned to exit the contract manufacturing services business by early 2009. Currently, we are in the process of negotiation with one of our larger clients and may extend the termination date of these services into 2010. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business. In 2006, sales of contract manufacturing services increased 7% to $2.0 million and were impacted due to the timing of the placement of orders from our two existing clients for these services, as well as an increase in order levels.

Additionally in the Product Sales segment, sales of other diagnostic products increased $0.3 million to $0.9 million in 2007. In 2006, sales of other diagnostic products were flat with the prior year period at $0.6 million.

Gross Profit

	Year Ended December 31						2007 vs 2006		2006 vs 2005
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues	$ Change	% Change	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 36,731	59.9%*	$ 32,746	60.6%*	$ 30,111	62.0%*	$ 3,985	12%	$ 2,635	9%

Cost of Sales	7,198	37.9%**	6,053	38.4%**	5,816	40.2%**	1,145	19%	237	4%

	$ 43,929	54.7%	$ 38,799	55.6%	$ 35,927	57.0%	$ 5,130	13%	$ 2,872	8%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 45.3% of revenues in 2007, compared to 44.4% of revenues in 2006 and 43.0% of revenues in 2005. The increase in both 2007 and 2006 was driven by improvement in Laboratory Services and Product Sales gross margins.

Laboratory Services gross margin was 40.1% in 2007, up from 39.4% in 2006 and 38.0% in 2005. The margin improvement in both 2007 and 2006 was primarily attributable to increased revenues from additional testing volume through our existing infrastructure. In 2007, gross margin was impacted slightly by higher costs associated with the expansion of our clinical laboratory business during the second half of the year. In 2006, the improvement in gross margin was also related to an increase in higher margin testing relating to clinical trials.

Gross margin from Product Sales was 62.1% in 2007, up from 61.6% in 2006 and 59.8% in 2005. In 2007, margins were positively impacted by a shift in sales mix towards the higher-margin POCT devices and away from lower-margin contract manufacturing services, which occurred during the first quarter of 2007. Margins improved in 2006 as 2005 margins were impacted by costs associated with the transition to the new improved product format for our PROFILE®-II product line.

Operating Expenses

	Year Ended December 31						2007 vs 2006		2006 vs 2005
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues	$ Change	% Change	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 23,737	29.6%	$ 20,648	29.6%	$ 19,309	30.6%	$ 3,089	15%	$ 1,339	7%

Research and development	2,603	3.2%	2,156	3.1%	2,287	3.7%	447	21%	(131)	(6)%

	$ 26,340	32.8%	$ 22,804	32.7%	$ 21,596	34.3%	$ 3,536	16%	$ 1,208	6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $23.7 million, or 29.6% of revenues in 2007, compared to $20.6 million, or 29.6% of revenues in 2006 and $19.3 million, or 30.6% in 2005. The increased spending in 2007 reflects an increase in sales and marketing and information technology expense. The higher spending in 2006 over 2005 was primarily associated with higher performance-based compensation, such as executive deferred compensation expense, based on our financial performance, as well as increased spending in information technology.

Research and Development Expenses. Research and development expenses increased 21% to $2.6 million in 2007 and decreased 6% to $2.2 million in 2006. The increase in 2007 was primarily due to increased laboratory assay development expense in support of testing for clinical trials in our Laboratory Services segment. The increase in 2007 was also driven by increased product development expense related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader, as well as continuing software development upgrades in our Product Sales segment.

Other Expense

Other income and expense consists primarily of interest expense and the net expenses associated with our building rental activities. These expenses decreased 30% and 24%, respectively, to $0.7 million and $1.0 million in 2007 and 2006. The decline in both 2007 and 2006 was primarily due to lower interest expense, reflecting a reduction in average debt levels.

Income Taxes

In 2007, we recorded $2.6 million in income tax expense, or an effective rate of 28.1%, compared to an effective rate of 36.8% in 2006 and 21.1% in 2005. The decrease in the effective rate in 2007 was primarily due to a $0.4 million tax benefit (including interest) from the favorable resolution of an examination by the North Carolina Department of Revenue of MEDTOX Diagnostics, Inc. The increase in the effective rate in 2006 compared to 2005 was caused primarily by the absence of the 2005 $0.9 million reduction in the valuation allowance on deferred tax assets. The reduction in the valuation allowance was based on the available evidence, including our recent historical performance and projected future results. In 2005, the reduction in income tax expense from the valuation allowance change was partially offset by a charge of $0.3 million related to the North Carolina Department of Revenue examination.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents were $2.2 million and $1.3 million at December 31, 2007 and 2006, respectively.

Net cash provided by operating activities was $12.0 million in 2007 compared to $9.7 million and $7.7 million in 2006 and 2005, respectively. This increase was primarily due to an improvement in our operating results with only a minimal corresponding cash payment of income taxes. The increase in 2007 was partially offset by an increase in our trade receivables due to strong November and December, 2007 sales and the timing of cash receipts.

Net cash used in investing activities, consisting primarily of capital expenditures, was $9.0 million in 2007 compared to $4.5 million and $4.2 million in 2006 and 2005, respectively. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. The significant increase in 2007 reflects our investment in instrumentation and capacity in our clinical trials services business and the expansion of our regional clinical laboratory capabilities.

We expect equipment and capital improvement expenditures to be between $6.5 million and $7.5 million in 2008, with increased investment in instrumentation and facility improvements in support of our growing clinical trials, regional clinical laboratory and workplace drugs-of-abuse business. Such expenditures are expected to be funded through cash provided by operating activities.

Net cash used in financing activities was $2.0 million in 2007, compared to $5.3 million and $2.5 million in 2006 and 2005, respectively. The increase in 2006 was primarily due to the refinancing of a portion of our mortgage loan in March 2006 (see below).

In 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million. In 2006, we repurchased 82,550 shares of our common stock in the open market at a cost of $0.8 million. In 2005, we repurchased 59,000 shares of our common stock in the open market and 35,874 shares of our common stock from an officer of our Company for a combined total cost of $688,000. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

In 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company’s common stock through open market or privately negotiated transactions at times and in such amounts as management deemed appropriate. Under this program, we repurchased 103,431 shares, at a cost of $1.0 million, which are being held in treasury.

On March 16, 2006, we entered into a Term Note (the "Note") with the Wells Fargo Bank, National Association (the "Bank") to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company ("Principal"). We financed the March 2001 purchase of the building complex, where our Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. In March 2006, we paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of our Line of Credit and $0.2 million of cash. At December 31, 2007 and 2006, we had an outstanding balance of $1.7 million and $2.7 million, respectively, on our Note and no outstanding balance on our Line of Credit.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with the Bank. The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit ("Line of Credit"), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	Tangible Net Worth not less than $30,000,000 at any time, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

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

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases. At December 31, 2007, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on the Line of Credit at December 31, 2007.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2008. While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2008, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2007:

Payments Due by Period
(In thousands)	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 1,797	$ 768		$ 1,029	$ -	$ -

Operating leases	4,133	1,084	(2)	1, 069	846	1,134

Total contractual obligations	$ 5,930	$ 1,852		$ 2,098	$ 846	$ 1,134

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

(2) In January 2008, we prepaid approximately $430,000 of the lease agreement for the office and research facilities in Burlington, North Carolina, which is reflected as a 2008 payment in the table above.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.5 million at December 31, 2007 as the specific payment dates and amounts are unknown.

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

Impact of Inflation and Changing Prices

The impact of inflation and changing prices in our last three fiscal years has been primarily limited to salary, laboratory and operating supplies and rent increases and has historically not been material to our operations. In the future, we may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although we are responding to these concerns by offering the highest quality products and services, delivered rapidly, priced competitively and supported by value-added services for customers.

Seasonality

We believe that the laboratory testing business is subject to seasonal fluctuations in pre-employment screening. These seasonal fluctuations include reduced volume in the year-end holiday periods, and other major holidays. In addition, inclement weather may have a negative impact on volume thereby reducing net revenues and cash flow.

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for us as of January 1, 2008, however, the FASB has agreed to a one-year deferral of the adoption of SFAS No. 157 for non-financial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  We are currently evaluating the future impacts and disclosures of this Statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates. During 2007, 2006, and 2005, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries. As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2007 and 2006, we had approximately $1.7 million and $2.7 million, respectively, outstanding on a Term Note with Wells Fargo Bank bearing interest at a variable rate of 0.5% below the prime rate. We have cash flow exposure on our committed and uncommitted line of credit and long-term debt with Wells Fargo Bank due to its variable prime rate pricing. At December 31, 2007, a 1% change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2007, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The information required by this Item is incorporated by reference from the section labeled “Proposal 1 - Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

The Company has adopted the MEDTOX Scientific, Inc. Code of Ethics for senior financial and executive officers and directors ("Code of Ethics"). The Code of Ethics is available at no charge to anyone who sends a request for a paper copy to MEDTOX Scientific, Inc. 402 West County Road D, St. Paul, Minnesota, 55112. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics to its directors or executive officers, the Company will disclose the nature of such amendments or waiver on its internet website at http://www.medtox.com or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits included in the Report are set forth on the exhibit index and follow the signature page of this Annual Report on Form 10-K.

3.1	Bylaws of the Registrant, as amended.*

3.2	Restated Certificate of Incorporation, as amended. (Incorporated by reference to exhibit 3.2 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

3.3

Amended Certificate of Designations of Preferred Stock (Series A Convertible Preferred Stock) of the Registrant, filed with the Delaware Secretary of State on January 29, 1996 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s report on Form 8-K dated January 30, 1996, Commission File No. 001-11394).

4.1

Rights Agreement dated September 18, 1998 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Report on Form 8-K dated September 21, 1998, Commission File No. 001-11394).

10.1	Second Amendment dated December 31, 1986 to Exclusive License Agreement amending and restating exclusive license granted by the Registrant to Disease

Detection International, Inc. (incorporated by reference to Exhibit 10.25 filed with the Registration Statement on Form S-1 dated August 26, 1987, Commission File No. 33-15543).

10.2

Agreement regarding rights to “MEDTOX” name dated as of January 30, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.38 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 001-11394).**

10.3

Registrant’s Restated Equity Compensation Plan dated May 10, 2000. (Incorporated by reference to exhibit 10.46 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 001-11394).**

10.4

Purchase and Sale Agreement dated July 27, 2000 by and between the Registrant and NMRO, Inc. (Incorporated by reference to exhibit 10.48 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 001-11394).

10.5

Registration Rights Agreement dated July 31, 2000 among the Registrant, certain investors, and Miller, Johnson, & Kuehn, Inc. (“MJK”). (Incorporated by reference to exhibit 10.50 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 001-11394).**

10.6

Purchase and Sale Agreement dated December 29, 2000 by and between MEDTOX Laboratories, Inc. and PHL-OPCO, LP. (Incorporated by reference to exhibit 10.52 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 001-11394).

10.7

Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.59 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 001-11394).**

10.8

Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

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

10.26	Registrant’s Executive Incentive Compensation Plan dated December 27, 2006, (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

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

10.29

Second Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated July 31, 2007. (Incorporated by reference to exhibit 10.29 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007).

10.30

Third Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated October 25, 2007. (Incorporated by reference to exhibit 10.30 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007).

10.31

Registrant’s Long-Term Incentive Plan as Amended and Restated dated December 31, 2007, (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated January 7, 2008).**

10.32

Registrant’s Supplemental Executive Retirement Plan as Amended and Restated dated December 31, 2007, (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 7, 2008).**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th of March, 2008.

MEDTOX Scientific, Inc.

Registrant

By:/s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 11, 2008
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 11, 2008
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	March 11, 2008
Steven J. Schmidt	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 11, 2008
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 11, 2008
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 11, 2008
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 11, 2008
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MEDTOX Scientific, Inc.

St. Paul, Minnesota

We have audited the internal control over financial reporting of MEDTOX Scientific, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 11, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in the method of accounting for share-based compensation in 2006 described in Note 8.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MEDTOX Scientific, Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.b.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 11, 2008

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except share and per share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,220	$1,261
Accounts receivable:
Trade, less allowance for doubtful accounts ($264 in 2007 and $280 in 2006)	13,159	10,797
Other	651	270
Total accounts receivable	13,810	11,067
Inventories	3,910	3,538
Prepaid expenses and other	1,182	1,314
Deferred income taxes	1,761	1,527
Total current assets	22,883	18,707
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	26,885	19,572
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	588	873
DEFERRED INCOME TAXES, net	3,057	4,351
OTHER ASSETS	569	404
TOTAL ASSETS	$69,949	$59,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,580	$2,164
Accrued expenses	7,377	6,037
Current portion of long-term debt	677	677
Current portion of capital leases	-	14
Total current liabilities	11,634	8,892
LONG-TERM DEBT, net of current portion	979	2,055
OTHER LONG-TERM LIABILITIES	1,680	981
LONG-TERM PORTION OF CAPITAL LEASES, net of current portion	-	2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,538,281
in 2007 and 8,213,842 in 2006	1,281	1,232
Additional paid-in capital	87,780	85,683
Accumulated deficit	(29,794)	(36,484)
Common stock held in trust, at cost, 244,127 shares in 2007 and 177,424 shares in 2006	(2,611)	(1,487)
Treasury stock, at cost, 103,431 shares in 2007 and 2006	(1,000)	(1,000)
Total stockholders' equity	55,656	47,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,949	$59,874

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except share and per share data)

	2007	2006	2005
REVENUES:
Laboratory services	$61,310	$54,045	$48,582
Product sales	18,975	15,759	14,465
	80,285	69,804	63,047
COST OF REVENUES:
Cost of services	36,731	32,746	30,111
Cost of sales	7,198	6,053	5,816
	43,929	38,799	35,927

GROSS PROFIT	36,356	31,005	27,120

OPERATING EXPENSES:
Selling, general and administrative	23,737	20,648	19,309
Research and development	2,603	2,156	2,287
	26,340	22,804	21,596

INCOME FROM OPERATIONS	10,016	8,201	5,524

OTHER EXPENSE:
Interest expense	(180)	(438)	(816)
Other expense	(527)	(568)	(503)
	(707)	(1,006)	(1,319)

INCOME BEFORE INCOME TAX EXPENSE	9,309	7,195	4,205

INCOME TAX EXPENSE	(2,619)	(2,647)	(887)

NET INCOME	$6,690	$4,548	$3,318

BASIC EARNINGS PER COMMON SHARE	$0.80	$0.56	$0.43

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	8,322,092	8,148,726	7,785,037

DILUTED EARNINGS PER COMMON SHARE	$0.75	$0.52	$0.40

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	8,907,320	8,802,470	8,199,650

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2004	7,534,842	$1,130	$81,693	$(508)	$(44,350)	$-	$(176)	$37,789

Issuance of common stock under employee stock plans	5,347	1	28					29
Exercise of stock options and warrants	640,159	96	4,108					4,204
Deferred stock-based compensation	10,000	1	68	(69)				-
Forfeiture of deferred stock-based compensation	(15,500)	(2)	(73)	75				-
Traded shares for payment of taxes	(13,689)	(2)	(117)					(119)
Amortization of deferred stock-based compensation				276				276
Tax benefit related to restricted stock vesting			36					36
Purchase of common stock for incentive plan						(688)		(688)
Net income					3,318			3,318

BALANCE AT DECEMBER 31, 2005	8,161,159	$1,224	$85,743	$(226)	$(41,032)	$(688)	$(176)	$44,845

Reclassification of deferred compensation balance upon adoption of SFAS 123R			(226)	226				-
Issuance of common stock under employee stock plans	1,343	-	8					8
Exercise of stock options	86,148	13	289					302
Forfeiture of deferred stock-based compensation	(9,750)	(1)	1					-
Traded shares for payment of taxes	(25,058)	(4)	(188)					(192)
Share-based compensation			232					232
Purchase of common stock for incentive plan						(799)		(799)
Purchase of common stock for treasury							(1,000)	(1,000)
Reclassification of treasury shares			(176)				176	-
Net income					4,548			4,548

BALANCE AT DECEMBER 31, 2006	8,213,842	$1,232	$85,683	$-	$(36,484)	$(1,487)	$(1,000)	$47,944

Exercise of stock options	340,063	51	383					434
Traded shares for payment of taxes	(15,624)	(2)	(224)					(226)
Share-based compensation			65					65
Purchase of common stock for incentive plan						(1,124)		(1,124)
Tax benefit related to stock-based compensation plans			1,873					1,873
Net income					6,690			6,690

BALANCE AT DECEMBER 31, 2007	8,538,281	$1,281	$87,780	$-	$(29,794)	$(2,611)	$(1,000)	$55,656

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$6,690	$4,548	$3,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,031	3,432	3,174
Provision for losses on accounts receivable	377	373	663
Loss on sale of equipment	41	38	1
Deferred and stock-based compensation	764	901	588
Deferred income taxes	2,933	2,233	189
Changes in operating assets and liabilities:
Accounts receivable	(3,120)	(1,551)	(2,265)
Inventories	(372)	(237)	323
Prepaid expenses and other current assets	132	(77)	56
Other assets	(171)	13	(111)
Accounts payable and accrued expenses	657	60	1,810
Net cash provided by operating activities	11,962	9,733	7,746

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(8,995)	(4,504)	(4,125)
Purchase of customer list	-	(11)	(37)
Proceeds from sale of equipment	-	25	-
Net cash used in investing activities	(8,995)	(4,490)	(4,162)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net payments on revolving credit facility	-	-	(4,690)
Proceeds from long-term debt	-	3,383	641
Principal payments on long-term debt	(1,076)	(6,980)	(1,831)
Principal payments on capital leases	(16)	(16)	(81)
Purchase of common stock for incentive plan	(1,124)	(799)	(688)
Purchase of treasury stock	-	(1,000)	-
Net proceeds from sale of common stock and warrants	434	310	4,233
Payment of taxes from traded shares	(226)	(192)	(119)
Net cash used in financing activities	(2,008)	(5,294)	(2,535)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	959	(51)	1,049

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,261	1,312	263

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,220	$1,261	$1,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$190	$421	$839
Income taxes	688	250	163

Supplemental noncash activities:
Asset additions and related obligations in payables	$2,099	$269	$213

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

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

NBBC conducts the Company’s building rental activities that are not related to the Company’s operations. The operations of NBBC are shown in the statements of operations as “other expense”.

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

Cash and Cash Equivalents – Cash equivalents include highly liquid investments with original maturities of three months or less from the date of purchase.

Trade Accounts Receivable – Sales are made to local and national customers including corporations, clinical laboratories, government agencies, medical professionals, law enforcement agencies and health care facilities. The Company extends credit based on an evaluation of the customer’s financial condition, and receivables are generally unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. In addition, some of the Company’s Laboratory Services revenues for certain types of tests are billed to third-party payers including insurance companies, state Medicaid and Medicare agencies. These payers pay for such services at established amounts, which are typically lower than gross amounts billed by the Company. The Company estimates a discount on the billings for these tests, and recognizes revenues and related accounts receivable at a net amount after discount in order to state revenues and accounts receivable at the amount expected to be paid.

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

Furniture and equipment: 3 – 7 years

Building and improvements: 10 – 39 years
Leasehold improvements: lesser of 10 years or life of lease

Goodwill and Other Intangible Assets – Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) provides that goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year after the Company’s annual forecasting process. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2007, 2006 or 2005. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon estimated useful or contractual lives as follows as of December 31, 2007:

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. See Note 11 for the impact of the adoption of FIN 48.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of the line of credit and long-term debt approximated fair value at December 31, 2007 and 2006. The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2007, 2006, or 2005 or accounts receivable at December 31, 2007 or 2006, respectively.

Comprehensive Income – Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2007, 2006, and 2005, comprehensive income for the Company was equal to net income as reported.

New Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for the Company as of January 1, 2008, however, the FASB has agreed to a one-year deferral of the adoption of SFAS No. 157 for non-financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for effective for the Company as of January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this Statement.

2.	SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and NBBC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2007	2006	2005
Laboratory Services:
Revenues	$61,310	$54,045	$48,582
Depreciation and amortization	3,458	2,930	2,643
Income from operations	6,387	6,139	4,722
Segment assets	56,430	47,259	44,504
Capital expenditures for segment assets	7,951	4,126	3,755

Product Sales:
Revenues	$18,975	$15,759	$14,465
Depreciation and amortization	573	502	531
Income from operations	3,629	2,062	802
Segment assets	8,701	6,737	6,775
Capital expenditures for segment assets	1,044	378	370

Corporate (unallocated):
Other expense	$(707)	$(1,006)	$(1,319)
Net deferred tax assets	4,818	5,878	8,111

Company:
Revenues	$80,285	$69,804	$63,047
Depreciation and amortization	4,031	3,432	3,174
Income from operations	10,016	8,201	5,524
Other expense	(707)	(1,006)	(1,319)
Income before income taxes	9,309	7,195	4,205
Total assets	69,949	59,874	59,390
Capital expenditures for assets	8,995	4,504	4,125

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment for the years ended December 31:

(In thousands)
	2007	2006	2005

Workplace drugs-of-abuse testing	$39,630	$34,713	$31,838
Specialty Laboratory Services	21,680	19,332	16,744
	$61,310	$54,045	$48,582

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2007	2006	2005

POCT products	$16,632	$13,211	$12,058
Contract manufacturing services	1,437	1,962	1,840
Other diagnostic products	906	586	567
	$18,975	$15,759	$14,465

3.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2007	2006

Raw materials	$977	$871
Work in process	317	270
Finished goods	583	539
Supplies, including off-site inventory	2,033	1,858
	$3,910	$3,538

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, trademarks and goodwill. Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process. No goodwill impairment was recognized in 2007, 2006 or 2005. There were no other changes in the carrying amount of goodwill in 2007, 2006 or 2005.

The components of other intangible assets were as follows at December 31:

(In thousands)		2007			2006
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Customer lists	10.6 years	2,671	(2,118)	553	2,671	(1,833)	838
Trademarks and other	10.0 years	60	(25)	35	55	(20)	35
Total	10.5 years	$2,731	$(2,143)	$588	$2,726	$(1,853)	$873

Amortization expense for amortizable intangible assets was approximately $0.3 million during 2007 and $0.4 million during both 2006 and 2005. Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2008	$210
2009	126
2010	74
2011	47
2012	19
2013 and thereafter	112
$588

5.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2007	2006

Furniture and equipment	$30,524	$20,932
Building and improvements	8,260	7,752
Leasehold improvements	5,956	5,294
	44,740	33,978
Less accumulated depreciation	(17,855)	(14,406)
	$26,885	$19,572

Depreciation expense was approximately $3.7 million, $3.1 million and $2.8 million during 2007, 2006 and 2005, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

(In thousands)	2007	2006

Accrued clinic fees	$1,933	$1,409
Accrued bonus	1,116	1,168
Accrued salaries, wages and commissions	1,287	883
Other accrued expenses	3,041	2,577
	$7,377	$6,037

7.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2007	2006

Term loan, due April 2011, 6.75% at December 31, 2007	$1,656	$2,732
Less current portion	(677)	(677)
	$979	$2,055

Long-term debt maturities at December 31, 2007 were as follows for the years ending December 31:

2008	$677
2009	677
2010	302
2011	-
2012	-
2013 and thereafter	-
$1,656

Wells Fargo Credit Agreement – The Company is a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the "Bank"). The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit ("Line of Credit"), payable on demand, of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

Subject to certain conditions, the Wells Fargo Credit Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the Line of Credit. The Company is required to pay a fee equal to 0.125% per annum on the average daily unused amount of the Line of Credit. The Company granted the Bank a first priority security interest in all of the Company’s accounts receivable, other rights to payment, general intangibles, inventory and equipment to secure all indebtedness of the Company to the Bank.

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Agreement also requires the Company to comply with certain financial covenants, including current ratio, tangible net worth, total liabilities to tangible net worth ratio, and debt service coverage ratio, all as defined in the Wells Fargo Credit Agreement. At December 31, 2007, the Company was in compliance with all financial covenants contained in the Wells Fargo Credit Agreement.

• Tangible Net Worth not less than $30,000,000 at any time, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

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

At December 31, 2007, the Company did not have an outstanding balance on its revolving line of credit. The weighted average interest rate on borrowings outstanding under the revolving line of credit was 7.8%, 7.5% and 6.6% during 2007, 2006, and 2005, respectively.

On March 16, 2006, The Company entered into a Term Note (the "Note") with the Bank to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on the Company’s mortgage loan with Principal Life Insurance Company ("Principal"). The Company financed the March 2001 purchase of the building complex, where the Company’s Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. The Company elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. The Company paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of the Company’s Line of Credit and $0.2 million of cash.

8.	STOCK BASED-COMPENSATION

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123(R) effective beginning January 1, 2006 using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123(R) for 2007 and 2006 was an increase of approximately $1,000 and $119,000, respectively, to selling, general, and administrative expenses. The Company recorded approximately $65,000 and $232,000 in total share-based compensation expense for stock options and stock awards in 2007 and 2006, respectively.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for 2005, prior to the Company’s adoption of SFAS 123(R).

(In thousands, except per share data)

Net income........................................	As reported	$3,318
Less: Total stock-based compensation expense		(131)
	Pro forma	$3,187

Basic earnings per share.........................	As reported	$0.43
	Pro forma	0.41

Diluted earnings per share......................	As reported	$0.40
	Pro forma	0.39

Stock Options - The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model. There were no options granted during 2007, 2006 or 2005.

The following table summarizes the stock option transactions for 2007:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options
				(In thousands)
Outstanding at December 31, 2006	1,159,796	$ 4.25
Granted	-	-
Exercised	(394,141)	$ 3.75
Forfeited/cancelled	-	-

Outstanding, vested and exercisable at December 31, 2007	765,655	$ 4.50	3.89	$ 10,396

The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the market price of the Company’s common stock at December 31, 2007 and the exercise price of the underlying options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised was approximately $6,056,000, $457,000 and $145,000, in 2007, 2006, and 2005, respectively. Cash received from option exercises was approximately $434,000, $302,000, and $123,000, in 2007, 2006, and 2005, respectively.

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

Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to approximately $64,000, $113,000, and $276,000 in 2007, 2006, and 2005, respectively.

A summary of the status of the Company’s non-vested stock awards at December 31, 2007 and changes during 2007 is presented below:

	Stock Award Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	128,231	$ 4.26
Granted	-	-
Vested	(69,960)	$ 3.72
Forfeited	-	-

Outstanding and expected to vest at December 31, 2007	58,271	$ 4.91

The Company granted 10,000 stock award shares to a new employee in 2005 as an inducement grant. At December 31, 2007, there was approximately $14,000 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of approximately 2 months. The total fair value of stock awards vested was approximately $1,091,000, $790,000, and $415,000 in 2007, 2006, and 2005, respectively.

Qualified Employee Stock Purchase Plan - The Company had a Qualified Employee Stock Purchase Plan (the Purchase Plan) under which all employees meeting certain criteria were able to subscribe to and purchase shares of common stock. The number of shares of common stock authorized to be issued under the Purchase Plan was 272,250. In December 2004, the Board of Directors terminated the Purchase Plan. Upon termination of the Purchase Plan, participating employees were permitted to complete unpaid subscriptions. The subscription price of the shares was 85% of the fair market value of the common stock on the day the executed subscription form was received by the Company. The purchase price for the shares was the lesser of the subscription price or 85% of the fair market value of the shares on the day the right to purchase was exercised. Payment for common stock was made through a payroll deduction plan. Shares issued under the Purchase Plan were 1,343 and 5,347 during 2006 and 2005, respectively. As of December 31, 2006, all subscriptions had been completed under the Purchase Plan.

9.	STOCKHOLDERS’ EQUITY

Treasury Stock - In March 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company’s common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. During 2006, the Company repurchased 103,431 shares at a cost of $1.0 million, which are being held in treasury. The Company did not repurchase any shares under this program in 2007.

Long-Term Incentive Plan - In 2007, 2006 and 2005, the Company repurchased 66,703, 82,550 and 94,874 shares of the Company’s common stock, respectively, at a cost of $1.1 million, $0.8 million and $0.7 million, respectively. The shares repurchased were placed in trust to fund the Long-Term Incentive Plan.

At December 31, 2007, 765,655 shares of common stock were reserved for future issuances related to the exercise of stock options previously granted under the stock option plans discussed in Note 8.

In September 1998, the Company’s Board of Directors declared a dividend of one preferred share purchase right ("Right") for each common share then outstanding. The Rights were distributed pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment (such adjustment including the effect of the stock splits described above in Note 8. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except share and per share data)	2007	2006	2005

Net income (A)	$6,690	$4,548	$3,318
Weighted average number of basic common shares outstanding (B)	8,322,092	8,148,726	7,785,037
Dilutive effect of stock options computed based on the treasury stock method using average market price	585,228	653,744	414,613
Weighted average number of diluted common shares outstanding (C)	8,907,320	8,802,470	8,199,650
Basic earnings per common share (A/B)	$0.80	$0.56	$0.43
Diluted earnings per common share (A/C)	$0.75	$0.52	$0.40

Options to purchase 7,671 shares of common stock were outstanding during 2005, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11.	INCOME TAXES

Income tax expense was as follows for the years ended December 31:

(In thousands)	2007	2006	2005

Current:
Federal	$339	$394	$360
State and local	(360)	20	374
Deferred	2,640	2,233	153
	$2,619	$2,647	$887

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2007	2006	2005

Computed expected federal income tax expense (benefit)	$3,165	$2,446	$1,430
State tax, net of federal effect	233	171	168
Change in valuation allowance	-	3	(877)
Charge for state examination	-	-	331
Additional net operating loss carryforwards	(141)	-	-
Settlement of state examination	(384)	-	-
Other, net	(254)	27	(165)
	$2,619	$2,647	$887

In 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2007	2006

Current:
Accounts receivable allowances	$362	$303
Inventories	156	157
Accrued expenses	629	708
Other	614	359
	1,761	1,527
Non current:
Building, equipment and improvements	179	155
Goodwill and other intangible assets	(2,267)	(1,920)
Research and experimental credit carryforwards	412	394
Federal alternative minimum tax credit carryforwards	342	270
Net operating loss carryforwards	4,391	5,509
	3,057	4,408
	4,818	5,935
Less: Valuation allowance	-	(57)
Net deferred tax assets	$4,818	$5,878

At December 31, 2007, the Company had federal net operating loss carryforwards (NOLs) of approximately $12.9 million, which are available to offset future taxable income.  The Company's federal and state NOLs expire in varying amounts each year from 2008 through 2026 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

In 2007, income tax benefits attributable to share-based compensation of approximately $1.9 million were allocated to additional paid-in capital in stockholders’ equity in the accompanying consolidated balance sheet.

The Company adopted FIN 48 effective January 1, 2007. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying this Interpretation did not result in any adjustment to retained earnings as of January 1, 2007. At January 1, 2007, the Company had $331,000 of unrecognized tax benefits. During 2007, the Company decreased its unrecognized tax benefits by $331,000 due to the tax benefit from the favorable resolution of the North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc. The decrease was recorded as a benefit to income tax expense. The Company does not have any unrecognized tax benefits at December 31, 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)

Balance at January 1, 2007	$331
Decrease related to settlements with taxing authorities	(331)
Balance at December 31, 2007	-

The tax years 2001-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In conjunction with the adoption of FIN 48, the Company began recording income tax related interest expense and interest income in income tax expense in its Consolidated Statements of Income. In prior periods, such interest expense or income was recorded in interest expense or interest income. Penalties, if any, will be recorded as a component of income tax expense. At January 1, 2007, the Company had approximately $53,000 of accrued interest related to uncertain tax positions included in the Consolidated Balance Sheets. The Company did not have any accrued interest related to uncertain tax positions at December 31, 2007.

12.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Company’s Board of Directors. The 401(k) expense for 2007 and 2006 was approximately $125,000 and $75,000, respectively. There was no 401(k) expense for 2005.

Long-Term Incentive Plan (LTIP) - The Company adopted the LTIP to provide performance-based compensation to selected officers of the Company and compensation to non-employee members of the Board of Directors. Under the LTIP, an officer becomes eligible for an annual long-term incentive contribution amount based upon performance objectives established by the Compensation Committee of the Board of Directors. A non-employee director receives 50% of his or her annual retainer in the form of an annual LTIP contribution. Annual contribution amounts for both officers and directors are subject to three to five year restriction periods with a risk of forfeiture if a participant terminates service prior to becoming vested. Participants may elect to allocate LTIP awards in investment options authorized by the Committee, including shares of the Company’s common stock.

The Compensation Committee determined the total 2007, 2006 and 2005 contribution amounts to be $1,124,000, $799,000 and $688,000, respectively, allocated among all participants. All LTIP participants elected to allocate their contribution amounts for all years to Company stock, and accordingly, the future payment of benefits will be settled by delivery of a fixed number of shares of stock. To fund the 2007 contribution amount, the Company purchased $1,124,000 or 66,703 shares of its own stock from March through April 2007, which was contributed to a grantor trust. Of the total stock purchased in 2007, 32,929 shares were purchased in the open market and 33,774 shares were purchased from an officer and director of the Company (at the closing market price on the NASDAQ Global Market on March 8, 2007 and April 19, 2007). To fund the 2006 contribution amount, the Company purchased $799,000 or 82,550 shares of its own stock from April through May 2006, which was contributed to a grantor trust. To fund the 2005 contribution amount, the Company purchased $688,000 or 94,874 shares of its own stock from June through September 2005, which was contributed to a grantor trust. Of the total stock purchased in 2005, 59,000 shares were purchased in the open market and 35,874 shares were purchased from an officer of the Company (at the closing market price on the American Stock Exchange on August 4, 2005). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet. The Company records compensation expense on a straight-line basis over the three to five year vesting periods, which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet. The Company recorded approximately $513,000, $496,000 and $172,000 of compensation expense in 2007, 2006 and 2005, respectively, in conjunction with the LTIP.

Supplemental Executive Retirement Plan (SERP) – The Company adopted the SERP, which provides supplemental retirement benefits and allows deferral of a portion of base salary and performance based short-term bonuses for selected officers of the Company. The annual supplemental retirement contribution amount to which an officer is entitled for a plan year is a discretionary amount determined by the Compensation Committee of the Board of Directors. Under the SERP, supplemental retirement benefit contribution amounts will vest over a twelve month period.

The Compensation Committee determined the 2007, 2006 and 2005 contribution amounts to be $225,000, $136,000 and $139,000, respectively, allocated among all participants. The plan participants elected to allocate their contribution amounts for all years into an investment option consisting of mutual funds. According to the SERP agreement, the future payment of benefits will be distributed to the participant in either a lump sum, or in annual installment payments of at least two years, but not more than ten years, in accordance with the election made by the participant. In accordance with EITF 97-14, the deferred compensation in the form of mutual funds was recorded as a marketable equity security in other assets in the accompanying consolidated balance sheet. The Company recorded compensation expense of $225,000, $136,000 and $139,000 in 2007, 2006 and 2005, respectively, over the 12 month vesting period, which was classified as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet. In accordance, with EITF 97-14, the deferred compensation liability was reduced approximately $39,000 with a corresponding credit to compensation expense, to reflect the change in the fair value of the amount owed to the participant at December 31, 2007. The fair value of the marketable equity security also decreased approximately $39,000 in 2007 to reflect the investment loss (recorded in other expense). In 2006, the deferred compensation liability was increased approximately $37,000 with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant at December 31, 2006. The fair value of the marketable equity security also increased approximately $37,000 in 2006 to reflect the investment earnings (recorded in other expense).

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $424,000, $415,000, and $386,000 during 2007, 2006, and 2005, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of the facilities’ operating expenses and real estate taxes are charged as additional rent.

At December 31, 2007, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
Operating Leases

2008	$1,084
2009	562
2010	507
2011	497
2012	349
2013 and thereafter	1,134
$4,133

In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from the director, which is reflected as a 2008 lease payment in the table above.

Rent expense (including amounts for the facilities leased from the director) amounted to $1.6 million, $1.5 million, and $1.5 million during 2007, 2006, and 2005, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

14.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. The Company received $300,000 for reimbursement of tenant improvements completed in 2001. Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses. These facilities have always been owned and leased to the Company by a director of the Company. In 2003, the Company completed additional tenant improvements to the premises of $300,000. In November 2003, the Company amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016. In 2007, the annual base rent was approximately $424,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements. The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises based upon review of prevailing market rates at the time of lease renewal.

In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the facilities leased from the director relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company. The prepayment was recorded as prepaid rent and will continue to be amortized over the remaining life of the lease as additional rent.

15.	QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$19,026	$20,776	$20,759	$19,724
Gross profit	8,742	9,577	9,501	8,536
Net income	1,555	1,761	1,939	1,435
Basic earnings per share	0.19	0.21	0.23	0.17
Diluted earnings per share	0.18	0.20	0.22	0.16

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$16,350	$17,399	$18,720	$17,335
Gross profit	7,144	7,736	8,640	7,485
Net income	754	1,282	1,476	1,036
Basic earnings per share	0.09	0.16	0.18	0.13
Diluted earnings per share	0.09	0.15	0.17	0.12

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2007
Allowance for Doubtful Accounts	$280,000	$377,000	$393,000	(1)	$264,000

Year ended December 31, 2006
Allowance for Doubtful Accounts	$332,000	$373,000	$425,000	(1)	$280,000

Year ended December 31, 2005
Allowance for Doubtful Accounts	$630,000	$663,000	$961,000	(1)	$332,000

(1)	Uncollectible accounts written off, net of recoveries.