Form 10-Q
period 2008-03-31
MEDTOX SCIENTIFIC INC
filed 2008-05-01
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer ☐	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2008
Common Stock, $0.15 par value per share	8,456,623

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three

Months Ended March 31, 2008 and 2007	3

Consolidated Balance Sheets – March 31, 2008

and December 31, 2007	4

Consolidated Statements of Cash Flows – Three

Months Ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	25

Item 4:

Controls and Procedures	25

Part II	Other Information	26

Item 1:	Legal Proceedings	26
Item 1A:	Risk Factors	26
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	26
Item 3:	Defaults upon Senior Securities	26
Item 4:	Submission of Matters to a Vote of Securities Holders	26
Item 5:	Other Information	26
Item 6:	Exhibits	26

Signatures	27
Exhibit Index	28

PART IFINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUES:
Laboratory services	$15,519	$14,961
Product sales	5,186	4,065
	20,705	19,026

COST OF REVENUES:
Cost of services	9,604	8,792
Cost of sales	1,929	1,492
	11,533	10,284

GROSS PROFIT	9,172	8,742

OPERATING EXPENSES:
Selling, general and administrative	5,870	5,725
Research and development	605	597
	6,475	6,322

INCOME FROM OPERATIONS	2,697	2,420

OTHER EXPENSE:
Interest expense	(30)	(57)
Other expense	(167)	(137)
	(197)	(194)

INCOME BEFORE INCOME TAX EXPENSE	2,500	2,226

INCOME TAX EXPENSE	(913)	(671)

NET INCOME	$1,587	$1,555

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.19

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,447,875	8,178,483
Diluted	8,968,547	8,854,830

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,353	$2,220
Accounts receivable:
Trade, less allowance for doubtful accounts ($279 in 2008 and $264 in 2007)	13,938	13,159
Other	660	651
Total accounts receivable	14,598	13,810
Inventories	4,336	3,910
Prepaid expenses and other	1,184	1,182
Deferred income taxes	1,761	1,761
Total current assets	23,232	22,883
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	26,840	26,885
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	527	588
DEFERRED INCOME TAXES, net	2,144	3,057
OTHER ASSETS	934	569
TOTAL ASSETS	$69,644	$69,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$900	$-
Accounts payable	3,977	3,580
Accrued expenses	5,473	7,377
Current portion of long-term debt	677	677
Total current liabilities	11,027	11,634
LONG-TERM DEBT, net of current portion	810	979
OTHER LONG-TERM LIABILITIES	1,787	1,680

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,560,054
in 2008 and 8,538,281 in 2007	1,284	1,281
Additional paid-in capital	87,557	87,780
Accumulated deficit	(28,207)	(29,794)
Common stock held in trust, at cost, 307,267 shares in 2008 and 244,127 shares in 2007	(3,614)	(2,611)
Treasury stock, at cost, 103,431 shares in 2008 and 2007	(1,000)	(1,000)
Total stockholders' equity	56,020	55,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,644	$69,949

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,587	$1,555
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,127	941
Provision for losses on accounts receivable	111	90
Loss on sale of equipment	5	-
Deferred and stock-based compensation	113	199
Deferred income taxes	913	671
Changes in operating assets and liabilities:
Accounts receivable	(899)	(2,095)
Inventories	(426)	(99)
Prepaid expenses and other current assets	(2)	215
Other assets	(364)	5
Accounts payable and accrued expenses	(41)	817
Net cash provided by operating activities	2,124	2,299

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(2,493)	(798)
Net cash used in investing activities	(2,493)	(798)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	900	-
Principal payments on long-term debt	(169)	(569)
Principal payments on capital leases	-	(3)
Purchase of common stock for incentive plan	(1,003)	(508)
Net proceeds from sale of common stock	-	11
Payment of taxes from traded shares	(226)	(192)
Net cash used in financing activities	(498)	(1,261)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(867)	240

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,220	1,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,353	$1,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27	$62
Income taxes	13	56

Supplemental noncash activities:
Asset additions and related obligations in payables	478	1,009

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. The Company adopted this Statement as of January 1, 2008. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company is currently evaluating the future impact that the implementation of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however the Company does not anticipate it to significantly impact its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 as of January 1, 2008, however no assets or liabilities have currently been remeasured at fair value.

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

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc.. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of agricultural testing products and other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2008	March 31, 2007
Laboratory Services:
Revenues	$15,519	$14,961
Depreciation and amortization	974	810
Income from operations	1,411	1,778
Capital expenditures for segment assets	2,211	626

Product Sales:
Revenues	$5,186	$4,065
Depreciation and amortization	153	131
Income from operations	1,286	642
Capital expenditures for segment assets	282	172

(In thousands)	Three Months Ended
	March 31, 2008	March 31, 2007
Corporate (unallocated):
Other expense	$(197)	$(194)

Company:
Revenues	$20,705	$19,026
Depreciation and amortization	1,127	941
Income from operations	2,697	2,420
Other expense	(197)	(194)
Income before income tax expense	2,500	2,226
Capital expenditures for assets	2,493	798

(In thousands)
	March 31, 2008	December 31, 2007
Assets:
Laboratory Services	$56,826	$56,430
Product Sales	8,913	8,701
Corporate (unallocated)	3,905	4,818
Company	$69,644	$69,949

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended
	March 31, 2008	March 31, 2007
Workplace drugs-of-abuse testing	$9,834	$9,157
Specialty Laboratory Services	5,685	5,804
	$15,519	$14,961

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2008	March 31, 2007
POC on site testing products	$4,601	$3,661
Contract manufacturing services	479	215
Other diagnostic products	106	189
	$5,186	$4,065

3. INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007

Raw materials	$1,024	$977
Work in process	407	317
Finished goods	779	583
Supplies, including off-site inventory	2,126	2,033
	$4,336	$3,910

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2008	March 31, 2007

Net income (A)	$1,587	$1,555
Weighted average number of basic common shares outstanding (B)	8,447,875	8,178,483
Dilutive effect of stock options computed based on the treasury stock method using average market price	520,672	676,347
Weighted average number of diluted common shares outstanding (C)	8,968,547	8,854,830
Basic earnings per common share (A/B)	$0.19	$0.19
Diluted earnings per common share (A/C)	$0.18	$0.18

5. INCOME TAXES

In the first quarter of 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

At December 31, 2007, the Company had federal net operating loss carryforwards (NOLs) of approximately $12.9 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2008 through 2026 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

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

7. RELATED PARTY TRANSACTION

In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from a director relating to leasehold improvements after determining that the prepayment would be financially beneficial to the Company. The prepayment was recorded as prepaid rent in other assets (long-term) in the consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:

o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

The following additional factors could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•

The failure to obtain FDA “prescription use” clearance for the new generation of MEDTOXScan® electronic reader which could cause the loss of existing clients and reduce the market for future new business.

•	The expected increase in sales of POCT products fails to materialize.

•	Our inability to continue the revenue growth and the reduction of selling, general and administrative expenses as a percentage of revenues as attained in the first quarter of 2008.

In addition, the potential future value of signed contracts in clinical trials services is a forward looking statement. The value realized of signed contracts may be less than amounts projected due to contract cancellations and delays.

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

We recently expanded our Specialty Laboratory Services to include clinical laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans. Testing is performed on blood, body fluids or tissues. Our comprehensive clinical laboratory services includes clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system) immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer), molecular diagnostics (infectious diseases, genetic disorders) and sub-specialties of these categories.

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

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we have now sought “prescription use” clearance for the new reader. We filed a 510(k) application in March, 2008. We have been in contact with the FDA and are in the process of providing them with some additional data that they have requested. To date, we have not experienced significant attrition of clients for this product line.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the past, we have experienced a decrease in testing volume from our existing workplace drugs-of-abuse clients, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. In the first quarter of 2008, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year period. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past two years, we have expanded our number of sales representatives from 23 to 36. The increase in sales representatives has increased our business from new accounts in the first three months of 2008 and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2007. Note that the preparation of the interim, unaudited consolidated financial statements included in this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at March 31, 2008 was $13.9 million, net of allowance for doubtful accounts of $0.3 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At March 31, 2008, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the first quarter of 2008, we were able to achieve solid revenue growth and reduced selling, general and administrative (SG&A) expense as a percentage of revenues, but we experienced a decrease in gross margins in the quarter resulting primarily from higher costs and limited incremental revenue associated with our clinical laboratory expansion.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

	Three Months Ended				Quarter-over-Quarter
	March 31, 2008	% of Revenues	March 31, 2007	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 15,519	75.0%	$ 14,961	78.6%	$ 558	4%

Product Sales	5,186	25.0%	4,065	21.4%	1,121	28%

	$ 20,705	100.0%	$ 19,026	100.0%	$ 1,679	9%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 7% to $9.8 million in the first quarter of 2008 due to an increase in sample volume from new client relationships with relatively stable pricing. Revenues from our existing clients were down approximately 3% from the prior year period due to challenging economic conditions affecting hiring decisions by those clients. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services decreased 2% to $5.7 million in the first quarter of 2008 due to a slight decline in testing for our clinical trial services business compared to a very strong first quarter of 2007. Specialty Laboratory Services represented 37% of our Laboratory Services revenue in the first quarter of 2008 compared to 39% in the prior year period. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials. We entered 2008 with signed contracts which may have the potential for $5.5 million in future clinical trials services activity. The dollar amount of future clinical trials services activity has continued to increase since the beginning of 2008, and we have a growing number of proposals outstanding.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE-III ER®, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 26% to $4.6 million in the first quarter of 2008. This growth primarily reflected strong sales of PROFILE-III ER® and SURE-SCREEN® devices. Overall, pricing for our POCT devices was slightly lower than the prior year quarter.

In the Product Sales segment, sales of contract manufacturing services increased 123%, or $0.3 million, to $0.5 million in the first quarter of 2008. During the first quarter of 2007, our largest client experienced a product recall, unrelated to the component that we provide them, which caused them to experience a loss of market share and consequently lower demand for our services during this time. After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we plan to exit the contract manufacturing services business over the next few years. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Additionally in the Product Sales segment, sales of other diagnostic products (including agricultural testing products and other diagnostic tests for the detection of alcohol) decreased 44% to $0.1 million in the first quarter of 2008.  The decrease was due to the phase-out of agricultural testing products in late 2007.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
	March 31, 2008	% of Revenues	March 31, 2007	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 9,604	61.9%*	$ 8,792	58.8%*	$ 812	9%

Cost of Sales	1,929	37.2%**	1,492	36.7%**	437	29%

	$ 11,533	55.7%	$ 10,284	54.0%	$ 1,249	12%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin decreased to 44.3% of revenues in the first quarter of 2008, compared to 46.0% of revenues for the same period in 2007.

Laboratory Services gross margin was 38.1% in the first quarter of 2008, down from 41.2% in the first quarter of 2007. In the first quarter of 2008, Laboratory Services gross margin was impacted by higher costs and limited incremental revenue associated with the expansion of our clinical laboratory business.

Gross margin from Product Sales decreased slightly to 62.8% in the first quarter of 2008, down from 63.3% in the same period of 2007 and primarily reflects a shift in sales mix of POCT devices.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2008	% of Revenues	March 31, 2007	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 5,870	28.4%	$ 5,725	30.1%	$ 145	3%

Research and development	605	2.9%	597	3.1%	8	1%

	$ 6,475	31.3%	$ 6,322	33.2%	$ 153	2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.9 million, or 28.4% of revenues in the first quarter of 2008, compared to $5.7 million, or 30.1% of revenues in the first quarter of 2007. The lower percentage reflects the increase in revenues on marginally higher quarter-over-quarter expenses.

Income Taxes

We recorded a tax provision for the three months ended March 31, 2008 and March 31, 2007 based upon an effective tax rate of 36.5% and 30.1%, respectively. The lower rate in the first quarter of 2007 was due to a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from debt financing. Cash and cash equivalents at March 31, 2008 were $1.4 million, compared to $2.2 million at December 31, 2007.

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2008 compared to $2.3 million for the same period of 2007.

In January 2008, we prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from a director relating to leasehold improvements after determining that the prepayment would be financially beneficial to us. The prepayment was recorded as prepaid rent in other assets (long-term) in the consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.

Net cash used in investing activities, consisting of capital expenditures, was $2.5 million for the three months ended March 31, 2008 compared to $0.8 million for the same period of 2007. The significant increase in the first quarter of 2008 reflects the expansion of our regional clinical laboratory capabilities. In both years, these expenditures included equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2008, compared to $1.3 million in the prior year period. The decrease was primarily due to net proceeds received on the revolving credit facility of $0.9 million in the first quarter of 2008. This impact was partially offset by an increase in the repurchase of shares of our common stock. In the first quarter of 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. In the first quarter of 2007, we repurchased 32,929 shares of our common stock in the open market and 2,270 shares of our common stock from a director of our Company for a combined total cost of $508,000. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”). The Wells Fargo Credit Agreement, as amended, consists of:

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. As of March 31, 2008, we had total borrowing capacity of $8.0 million on our line of credit, of which $0.9 million was borrowed, leaving a net availability of $7.1 million.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of March 31, 2008:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 1,566	$ 732	$ 834	$ -	$ -

Operating leases	4,120	698	1,192	957	1,273

Total contractual obligations	$ 5,686	$ 1,430	$ 2,026	$ 957	$ 1,273

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

In addition to our long-term debt obligations, we have a revolving line of credit, payable on demand, which we routinely pay down.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.5 million at March 31, 2008 as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Financial Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. We adopted this Statement as of January 1, 2008. The adoption of this Statement did not have an impact on our financial position or results of operations. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We are currently evaluating the future impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to significantly impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial instruments at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 as of January 1, 2008, however no assets or liabilities have currently been remeasured at fair value.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2008. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 1A    RISK FACTORS. There have been no material changes to our risk factors during the quarter ended March 31, 2008. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 - 31		-	-	-
February 1 - 28	63,140	15.87	63,140	-
March 1 - 31				-
Total	63,140	15.87	63,140

(a) Represents the number of shares repurchased as part of the Company’s publicly announced plan to repurchase shares of the Company’s common stock to fund the Company’s Long-Term Incentive Plan (LTIP). Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

(b) In February 2008, the Company announced that the Board of Directors had authorized the repurchase of shares of the Company’s common stock to fund the Company’s LTIP. The announcement did not indicate the maximum number of shares to be repurchased under the program.

In addition to shares repurchased under the Board of Director’s authorization, shares of common stock were surrendered by employees to satisfy the exercise price or tax withholding obligations on stock option exercises.

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

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	May 1, 2008
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	May 1, 2008
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	May 1, 2008
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2008

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