Form 10-Q
period 2008-06-30
MEDTOX SCIENTIFIC INC
filed 2008-07-31
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer ☐	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 16, 2008
Common Stock, $0.15 par value per share	8,456,623

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Six Months Ended June 30, 2008 and 2007	3

Consolidated Balance Sheets – June 30, 2008

and December 31, 2007	4

Consolidated Statements of Cash Flows – Six

Months Ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	25

Item 4:

Controls and Procedures	25

Part II	Other Information	26

Item 1:	Legal Proceedings	26
Item 1A:	Risk Factors	26
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	26
Item 3:	Defaults upon Senior Securities	26
Item 4:	Submission of Matters to a Vote of Securities Holders	26
Item 5:	Other Information	26
Item 6:	Exhibits	26

Signatures	27
Exhibit Index	28

PART I            FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES:
Laboratory services	$ 16,781	$ 15,815	$ 32,300	$ 30,776
Product sales	5,096	4,961	10,282	9,026
	21,877	20,776	42,582	39,802
COST OF REVENUES:
Cost of services	10,320	9,317	19,924	18,109
Cost of sales	2,058	1,882	3,987	3,374
	12,378	11,199	23,911	21,483
GROSS PROFIT	9,499	9,577	18,671	18,319

OPERATING EXPENSES:
Selling, general and administrative	5,878	6,149	11,748	11,874
Research and development	501	768	1,106	1,365
	6,379	6,917	12,854	13,239

INCOME FROM OPERATIONS	3,120	2,660	5,817	5,080

OTHER EXPENSE:
Interest expense	(23)	(40)	(53)	(97)
Other expense	(198)	(7)	(365)	(144)
	(221)	(47)	(418)	(241)

INCOME BEFORE INCOME TAX EXPENSE	2,899	2,613	5,399	4,839

INCOME TAX EXPENSE	(971)	(852)	(1,884)	(1,523)

NET INCOME	$ 1,928	$ 1,761	$ 3,515	$ 3,316

BASIC EARNINGS PER COMMON SHARE	$ 0.23	$ 0.21	$ 0.42	$ 0.40

DILUTED EARNINGS PER COMMON SHARE	$ 0.22	$ 0.20	$ 0.39	$ 0.37

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,456,623	8,280,876	8,452,249	8,281,392
Diluted	8,956,351	8,994,846	8,962,728	8,949,092

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,374	$2,220
Accounts receivable:
Trade, less allowance for doubtful accounts ($260 in 2008 and $264 in 2007)	14,506	13,159
Other	776	651
Total accounts receivable	15,282	13,810
Inventories	4,068	3,910
Prepaid expenses and other	1,117	1,182
Deferred income taxes	1,761	1,761
Total current assets	23,602	22,883
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	27,421	26,885
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	466	588
DEFERRED INCOME TAXES, net	1,173	3,057
OTHER ASSETS	1,196	569
TOTAL ASSETS	$69,825	$69,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,808	$3,580
Accrued expenses	4,831	7,377
Current portion of long-term debt	677	677
Total current liabilities	9,316	11,634
LONG-TERM DEBT, net of current portion	640	979
OTHER LONG-TERM LIABILITIES	1,917	1,680

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued
shares, 8,560,054 in 2008 and 8,538,281 in 2007	1,284	1,281
Additional paid-in capital	87,561	87,780
Accumulated deficit	(26,279)	(29,794)
Common stock held in trust, at cost, 307,267 shares in 2008 and 244,127 shares in 2007	(3,614)	(2,611)
Treasury stock, at cost, 103,431 shares in 2008 and 2007	(1,000)	(1,000)
Total stockholders' equity	57,952	55,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,825	$69,949

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,515	$3,316
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,323	1,933
Provision for losses on accounts receivable	209	107
Loss on sale of equipment	6	40
Deferred and stock-based compensation	246	510
Deferred income taxes	1,884	1,523
Changes in operating assets and liabilities:
Accounts receivable	(1,681)	(4,166)
Inventories	(158)	(24)
Prepaid expenses and other current assets	65	464
Other assets	(627)	(232)
Accounts payable and accrued expenses	(1,080)	1,257
Net cash provided by operating activities	4,702	4,728

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(3,981)	(3,795)
Net cash used in investing activities	(3,981)	(3,795)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	-	930
Principal payments on long-term debt	(339)	(738)
Principal payments on capital leases	-	(7)
Purchase of common stock for incentive plan	(1,003)	(1,124)
Net proceeds from sale of common stock	-	307
Payment of taxes from traded shares	(225)	(226)
Net cash used in financing activities	(1,567)	(858)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(846)	75

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,220	1,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,374	$1,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55	$100
Income taxes	183	272

Supplemental noncash activities:
Asset additions and related obligations in payables	774	1,697

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Laboratory Services:
Revenues	$16,781	$15,815	$32,300	$30,776
Depreciation and amortization	1,041	848	2,015	1,658
Income from operations	1,854	1,848	3,265	3,626
Capital expenditures for segment assets	1,132	2,779	3,343	3,405

Product Sales:
Revenues	$5,096	$4,961	$10,282	$9,026
Depreciation and amortization	155	144	308	275
Income from operations	1,266	812	2,552	1,454
Capital expenditures for segment assets	356	218	638	390

Corporate (unallocated):
Other expense	$(221)	$(47)	$(418)	$(241)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Company:
Revenues	$21,877	$20,776	$42,582	$39,802
Depreciation and amortization	1,196	992	2,323	1,933
Income from operations	3,120	2,660	5,817	5,080
Other expense	(221)	(47)	(418)	(241)
Income before income tax expense	2,899	2,613	5,399	4,839
Capital expenditures for assets	1,488	2,997	3,981	3,795

(In thousands)	June 30, 2008	December 31, 2007
Assets:
Laboratory Services	$56,873	$56,430
Product Sales	10,018	8,701
Corporate (unallocated)	2,934	4,818
Company	$69,825	$69,949

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Workplace drugs-of-abuse testing	$10,757	$10,232	$20,591	$19,389
Specialty Laboratory Services	6,024	5,583	11,709	11,387
	$16,781	$15,815	$32,300	$30,776

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

POC on-site testing products	$4,672	$4,184	$9,273	$7,845
Contract manufacturing services	303	542	782	757
Other diagnostic products	121	235	227	424
	$5,096	$4,961	$10,282	$9,026

3. INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007

Raw materials	$973	$977
Work in process	430	317
Finished goods	518	583
Supplies, including off-site inventory	2,147	2,033
	$4,068	$3,910

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (A)	$1,928	$1,761	$3,515	$3,316
Weighted average number of basic common shares outstanding (B)	8,456,623	8,280,876	8,452,249	8,281,392
Dilutive effect of stock options computed based on the treasury stock method	499,728	713,970	510,479	667,700
Weighted average number of diluted common shares outstanding (C)	8,956,351	8,994,846	8,962,728	8,949,092
Basic earnings per common share (A/B)	$0.23	$0.21	$0.42	$0.40
Diluted earnings per common share (A/C)	$0.22	$0.20	$0.39	$0.37

5. INCOME TAXES

The Company recorded a tax provision for the three and six months ended June 30, 2008 based upon an effective tax rate of 33.5% and 34.9%, respectively, compared to an effective tax rate of 32.6% and 31.5% for the comparable periods in 2007. In the second quarter of 2007, the Company recorded a $110,000 tax benefit due to a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. In the first quarter of 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

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

•

Our inability to continue the revenue growth and the reduction of selling, general and administrative expenses as a percentage of revenues as attained in the three and six month periods ended June 30, 2008.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of POCT diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III,

PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan® reader, VERDICT®-II, and SURE-SCREEN® products, in addition to other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we have now sought “prescription use” clearance for the new reader. We filed a 510(k) application in March 2008. We have been in contact with the FDA and all requested information was supplied to the FDA in early July 2008. To date, we have not experienced significant attrition of clients for this product line.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the first and second quarters of 2008, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past two years, we have expanded our number of sales representatives from 23 to 36. The increase in sales representatives has increased our business from new accounts in the first six months of 2008 and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to understanding our business and results of operations. The listing is not intended to be a comprehensive list of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 on Form 10-K for the year ended December 31, 2007. Note that the preparation of th e interim, unaudited consolidated financial statements included in this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at June 30, 2008 was $14.5 million, net of allowance for doubtful accounts of $0.3 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At June 30, 2008, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the second quarter of 2008 and the first six months of this year, we were able to achieve solid revenue growth and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. However, we experienced a decrease in gross margins in both periods of 2008 due primarily to higher costs and limited incremental revenue associated with our clinical laboratory expansion as well as the impact of product mix in our Product Sales segment.

Revenues

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	June 30, 2008	June 30, 2007	$ Change	% Change	June 30, 2008	June 30, 2007	$ Change	% Change
Revenues:

Laboratory Services	$ 16,781	$ 15,815	$ 966	6%	$ 32,300	$ 30,776	$ 1,524	5%

Product Sales	5,096	4,961	135	3%	10,282	9,026	1,256	14%

	$ 21,877	$ 20,776	$ 1,101	5%	$ 42,582	$ 39,802	$ 2,780	7%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services. Our revenues from workplace drugs-of-abuse testing grew 5% to $10.8 million and 6% to $20.6 million for the three and six month periods ended June 30, 2008, respectively. The growth in both periods was due to an increase in sample volume from new client relationships with relatively stable pricing. Revenues from our existing clients were down approximately 4.5% and 3.4% for the three and six month periods ended June 30, 2008, respectively, due to challenging economic conditions affecting hiring decisions by those clients. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services for the three and six months ended June 30, 2008 increased 8% to $6.0 million and 3% to $11.7 million, respectively. The increase in both periods was due to strong growth in testing for our clinical trial services business which increased 28% and 5% for the three and six month periods ended June 30, 2008, respectively. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials. The dollar amount of future clinical trials services activity has continued to increase since the beginning of 2008, and we have a growing number of proposals outstanding.

In the Product Sales segment, sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 12% to $4.7 million and 18% to $9.3 million for the three and six months ended June 30, 2008, respectively. The growth in both periods primarily reflected strong sales of SURE-SCREEN® devices in the government market as well as growth of our PROFILE ER® devices in the hospital market. Sales of our PROFILE ER® devices continued

to increase in the second quarter of 2008, but at a lower growth rate than previous quarters due to the impact of our reader recall. In both periods in 2008, the gain in sales in the government and hospital markets was partially offset by a decrease in revenues from device sales in the workplace market attributable to tough economic conditions affecting hiring decisions. Overall, pricing for our POCT devices was slightly lower than the prior year periods.

In the Product Sales segment, sales of contract manufacturing services decreased 44%, or $0.2 million, to $0.3 million in the three months ended June 30, 2008. For the six months ended June 30, 2008, sales of contract manufacturing services increased 3% to $0.8 million. After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we plan to exit the contract manufacturing services business over the next two years. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Additionally in the Product Sales segment, sales of other diagnostic products decreased 49% to $0.1 million and 46% to $0.2 million for the three and six months ended June 30, 2008. The decrease in both periods was due to the phase-out of agricultural testing products in late 2007.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2008	% of Revenues	June 30, 2007	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 10,320	61.5%*	$ 9,317	58.9%*	$ 1,003	11%

Cost of Sales	2,058	40.4%**	1,882	37.9%**	176	9%

	$ 12,378	56.6%	$ 11,199	53.9%	$ 1,179	11%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2008	% of Revenues	June 30, 2007	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 19,924	61.7%*	$ 18,109	58.8%*	$ 1,815	10%

Cost of Sales	3,987	38.8%**	3,374	37.4%**	613	18%

	$ 23,911	56.2%	$ 21,483	54.0%	$ 2,428	11%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 43.4% and 43.8% of revenues for the three and six months ended June 30, 2008, respectively, compared to 46.1% and 46.0% of revenues for the same periods in 2007.

Laboratory Services gross margin was 38.5% and 38.3% for the three and six months ended June 30, 2008, respectively, down from 41.1% and 41.2% for the same periods of 2007. In both periods in 2008,

Laboratory Services gross margin was impacted by higher costs and limited incremental revenue associated with the expansion of our clinical laboratory business.

Gross margin from Product Sales was 59.6% and 61.2% for the three and six months ended June 30, 2008, respectively, down from 62.1% and 62.6% for the same periods of 2007. The decrease in both periods in 2008 primarily reflects a shift in sales mix of POCT devices, with slowed growth of higher margin PROFILE ER® devices and an increase in sales of lower margin SURE-SCREEN® devices.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2008	% of Revenues	June 30, 2007	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 5,878	26.9%	$ 6,149	29.6%	$ (271)	(4)%

Research and development	501	2.3%	768	3.7%	(267)	(35)%

	$ 6,379	29.2%	$ 6,917	33.3%	$ (538)	(8)%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2008	% of Revenues	June 30, 2007	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 11,748	27.6%	$ 11,874	29.8%	$ (126)	(1)%

Research and development	1,106	2.6%	1,365	3.4%	(259)	(19)%

	$ 12,854	30.2%	$ 13,239	33.3%	$ (385)	(3)%

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased to $5.9 million, or 26.9% of revenues for the three months ended June 30, 2008, compared to $6.1 million, or 29.6% of revenues for the same period in 2007. For the six months ended June 30, 2008, SG&A expenses decreased to $11.7 million, or 27.6% of revenues, compared to $11.9 million, or 29.8% of revenues for the same period in 2007. The lower percentages in 2008 reflect the increase in revenues on slightly lower quarter-over-quarter and year-over-year expenses. The slightly lower spending in both periods in 2008 reflects a decrease in performance-based compensation.

Research and Development Expenses. Research and development expenses decreased 35% and 19%, respectively, to $0.5 million and $1.1 million for the three and six months ended June 30, 2008. In the three and six month periods ended June 30, 2007, we incurred increased product development expense related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader in our Product Sales segment.

Other Expense

Other expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses increased $174,000 and $177,000 respectively, to $221,000 and $418,000 for the three and six months ended June 30, 2008. In the three and six month periods ended June 30, 2007, other expense was positively impacted by the resolution of a previously reserved rent receivable at the New Brighton Business Center.

Income Taxes

We recorded a tax provision for the three and six months ended June 30, 2008 based upon an effective tax rate of 33.5% and 34.9%, respectively, compared to an effective tax rate of 32.6% and 31.5% for the comparable periods in 2007. The lower rate in the three and six month periods ended June 30, 2007 resulted from a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. The lower rate in the six months ended June 30, 2007 was also due to a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from debt financing. Cash and cash equivalents at June 30, 2008 were $1.4 million, compared to $2.2 million at December 31, 2007.

Net cash provided by operating activities was $4.7 million for both the six months ended June 30, 2008 and the six months ended June 30, 2007. In the first six months of 2008, we experienced a decrease in accounts payable and accrued expenses compared to an increase in 2007, primarily due to the timing of scheduled payments. This change was offset by a smaller increase in our trade receivables from December 31, 2007 to June 30, 2008 compared to December 31, 2006 to June 30, 2007.

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

Net cash used in investing activities, consisting of capital expenditures, was $4.0 million for the six months ended June 30, 2008, compared to $3.8 million for the same period of 2007. In both years, these expenditures included equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. In 2007 and 2008 we invested in the expansion of our regional clinical laboratory capabilities and in 2007 we invested in instrumentation and capacity in our clinical trials services business.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2008, compared to $0.9 million in the prior year period. The increase was primarily due to net proceeds received on the revolving credit facility of $0.9 million for the six months ended June 30, 2007. In the first six months of 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. In the first six months of 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At June 30, 2008, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on our Line of Credit at June 30, 2008.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of June 30, 2008:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 1,377	$ 722	$ 655	$ -	$ -

Operating leases	4,096	675	1,230	1,024	1,167

Total contractual obligations	$ 5,473	$ 1,397	$ 1,885	$ 1,024	$ 1,167

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

In addition to our long-term debt obligations, we have a revolving line of credit, payable on demand, which we routinely pay down.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.5 million at June 30, 2008 as the specific payment dates and amounts are unknown.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2008. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 1A   RISK FACTORS. There have been no material changes to our risk factors during the three and six months ended June 30, 2008. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 20, 2008.

Proposal No. 1: The stockholders elected the following person to serve on the Board of Directors of the Company for a three year term or until his respective successor is duly elected and qualified.

Director’s Name	Votes For	Votes Withheld
Richard J. Braun	7,637,962	222,730

Proposal No. 2: The stockholders approved the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, with the following votes:

For	Against	Abstentions	Broker Non-Votes
7,787,609	68,983	4,099	NA

During the second quarter of 2008, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 31, 2008
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 31, 2008
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	July 31, 2008
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2008

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

