Form 10-Q
period 2008-09-30
MEDTOX SCIENTIFIC INC
filed 2008-10-30
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer ☐	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 17, 2008
Common Stock, $0.15 par value per share	8,459,656

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Nine Months Ended September 30, 2008 and 2007	3

Consolidated Balance Sheets – September 30, 2008

and December 31, 2007	4

Consolidated Statements of Cash Flows – Nine

Months Ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	25

Item 4:

Controls and Procedures	25

Part II	Other Information	26

Item 1:	Legal Proceedings	26
Item 1A:	Risk Factors	26
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	26
Item 3:	Defaults upon Senior Securities	26
Item 4:	Submission of Matters to a Vote of Securities Holders	26
Item 5:	Other Information	26
Item 6:	Exhibits	26

Signatures	27
Exhibit Index	28

PART IFINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Laboratory services	$ 17,431	$ 15,723	$ 49,731	$ 46,499
Product sales	4,979	5,036	15,261	14,062
	22,410	20,759	64,992	60,561
COST OF REVENUES:
Cost of services	10,910	9,322	30,834	27,431
Cost of sales	2,068	1,936	6,055	5,310
	12,978	11,258	36,889	32,741

GROSS PROFIT	9,432	9,501	28,103	27,820

OPERATING EXPENSES:
Selling, general and administrative	6,050	5,852	17,798	17,726
Research and development	612	599	1,718	1,964
	6,662	6,451	19,516	19,690

INCOME FROM OPERATIONS	2,770	3,050	8,587	8,130

OTHER EXPENSE:
Interest expense	(14)	(42)	(67)	(139)
Other expense	(167)	(136)	(532)	(280)
	(181)	(178)	(599)	(419)

INCOME BEFORE INCOME TAX EXPENSE	2,589	2,872	7,988	7,711

INCOME TAX EXPENSE	(945)	(933)	(2,829)	(2,456)

NET INCOME	$ 1,644	$ 1,939	$ 5,159	$ 5,255

BASIC EARNINGS PER COMMON SHARE	$ 0.20	$ 0.23	$ 0.61	$ 0.63

DILUTED EARNINGS PER COMMON SHARE	$ 0.19	$ 0.22	$ 0.58	$ 0.59

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,354,316	8,397,882	8,453,724	8,286,551
Diluted	8,856,934	9,010,490	8,961,606	8,891,581

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,620	$2,220
Accounts receivable:
Trade, less allowance for doubtful accounts ($332 in 2008 and $264 in 2007)	14,937	13,159
Other	994	651
Total accounts receivable	15,931	13,810
Inventories	3,873	3,910
Prepaid expenses and other	849	1,182
Deferred income taxes	1,761	1,761
Total current assets	26,034	22,883
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,716	26,885
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	422	588
DEFERRED INCOME TAXES, net	228	3,057
OTHER ASSETS	1,176	569
TOTAL ASSETS	$72,543	$69,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,804	$3,580
Accrued expenses	5,890	7,377
Current portion of long-term debt	677	677
Total current liabilities	10,371	11,634
LONG-TERM DEBT, net of current portion	471	979
OTHER LONG-TERM LIABILITIES	2,102	1,680

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,560,087 in
2008 and 8,538,281 in 2007	1,284	1,281
Additional paid-in capital	87,564	87,780
Accumulated deficit	(24,635)	(29,794)
Common stock held in trust, at cost, 307,267 shares in 2008 and 244,127 shares in 2007	(3,614)	(2,611)
Treasury stock, at cost, 103,431 shares in 2008 and 2007	(1,000)	(1,000)
Total stockholders' equity	59,599	55,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,543	$69,949

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,159	$5,255
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,541	2,910
Provision for losses on accounts receivable	350	193
Loss on sale of equipment	7	40
Deferred and stock-based compensation	434	685
Deferred income taxes	2,829	2,114
Changes in operating assets and liabilities:
Accounts receivable	(2,471)	(4,476)
Inventories	37	20
Prepaid expenses and other current assets	333	575
Other assets	(607)	(303)
Accounts payable and accrued expenses	(307)	2,056
Net cash provided by operating activities	9,305	9,069

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(6,169)	(6,380)
Net cash used in investing activities	(6,169)	(6,380)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(508)	(907)
Principal payments on capital leases	-	(10)
Purchase of common stock for incentive plan	(1,003)	(1,124)
Net proceeds from sale of common stock	-	320
Payment of taxes from traded shares	(225)	(226)
Net cash used in financing activities	(1,736)	(1,947)

INCREASE IN CASH AND CASH EQUIVALENTS	1,400	742

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,220	1,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,620	$2,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$72	$145
Income taxes	249	470

Supplemental noncash activities:
Asset additions and related obligations in payables	1,144	886

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. The Company adopted this Statement as of January 1, 2008. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company is currently evaluating the future impact that the implementation of SFAS No. 157 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however the Company does not anticipate it to significantly impact its financial position or results of operations. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have an impact on the Company’s financial position or results of operations.

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

In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a businesscombination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this Statement.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC. Services provided include forensic toxicology (primarily workplace drugs-of-abuse testing) and Specialty Laboratory Services, which include clinical toxicology, clinical testing for the pharmaceutical industry, clinical testing for occupational health clinics, clinical testing for physican offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Laboratory Services:
Revenues	$17,431	$15,723	$49,731	$46,499
Depreciation and amortization	1,062	826	3,077	2,484
Income from operations	1,684	1,973	4,949	5,599
Capital expenditures for segment assets	1,849	2,276	5,192	5,681

Product Sales:
Revenues	$4,979	$5,036	$15,261	$14,062
Depreciation and amortization	156	151	464	426
Income from operations	1,086	1,077	3,638	2,531
Capital expenditures for segment assets	339	309	977	699

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Corporate (unallocated):
Other expense	$(181)	$(178)	$(599)	$(419)

Company:
Revenues	$22,410	$20,759	$64,992	$60,561
Depreciation and amortization	1,218	977	3,541	2,910
Income from operations	2,770	3,050	8,587	8,130
Other expense	(181)	(178)	(599)	(419)
Income before income tax expense	2,589	2,872	7,988	7,711
Capital expenditures for assets	2,188	2,585	6,169	6,380

(In thousands)	September 30, 2008	December 31, 2007
Assets:
Laboratory Services	$59,485	$56,430
Product Sales	11,069	8,701
Corporate (unallocated)	1,989	4,818
Company	$72,543	$69,949

The following is a summary of revenues from external customers for each group of services provided within the Laboratory Services segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Workplace drugs-of-abuse testing	$10,404	$10,142	$30,995	$29,531
Specialty Laboratory Services	7,027	5,581	18,736	16,968
	$17,431	$15,723	$49,731	$46,499

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

POC on-site testing products	$4,566	$4,404	$13,839	$12,249
Contract manufacturing services	292	389	1,074	1,146
Other diagnostic products	121	243	348	667
$4,979	$5,036	$15,261	$14,062

3. INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007

Raw materials	$871	$977
Work in process	394	317
Finished goods	428	583
Supplies, including off-site inventory	2,180	2,033
	$3,873	$3,910

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (A)	$1,644	$1,939	$5,159	$5,255
Weighted average number of basic common shares outstanding (B)	8,354,316	8,397,882	8,453,724	8,286,551
Dilutive effect of stock options computed based on the treasury stock method	502,618	612,608	507,882	605,030
Weighted average number of diluted common shares outstanding (C)	8,856,934	9,010,490	8,961,606	8,891,581
Basic earnings per common share (A/B)	$0.20	$0.23	$0.61	$0.63
Diluted earnings per common share (A/C)	$0.19	$0.22	$0.58	$0.59

5. INCOME TAXES

The Company recorded a tax provision for the three and nine months ended September 30, 2008 based upon an effective tax rate of 36.5% and 35.4%, respectively, compared to an effective tax rate of 32.5% and 31.9% for the comparable periods in 2007. In the three and nine month periods ended September 30, 2007, the Company recorded a $110,000 and $230,000, respectively, tax benefit due to a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. In the first quarter of 2007, the Company recorded a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

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

•

Our inability to continue the revenue growth and the reduction of selling, general and administrative expenses as a percentage of revenues as attained in the three and nine month periods ended September 30, 2008.

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

We recently expanded our Specialty Laboratory Services to include clinical laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans. Testing is performed on blood, body fluids or tissues. Our comprehensive clinical laboratory services includes clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system) immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer), molecular diagnostics (infectious diseases, genetic disorders), flow cytometry (cellular properties, infectious disease, cancer) and sub-specialties of these categories.

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

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we have now sought “prescription use” clearance for the new reader. We filed a 510(k) application in March 2008. The FDA has requested additional data and studies which we are currently in the process of completing and expect to file with the FDA shortly. To date, we have not experienced significant attrition of clients for this product line.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the first three quarters of 2008, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past two years, we have expanded our number of sales representatives from 23 to 32. The increase in sales representatives has increased our business from new accounts in the first nine months of 2008 and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007. Note that the preparation of the interim, unaudited consolidated financial statements included in this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at September 30, 2008 was $14.9 million, net of allowance for doubtful accounts of $0.3 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At September 30, 2008, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

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

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the third quarter of 2008 and the first nine months of this year, we were able to achieve solid revenue growth and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. However, we experienced a decrease in gross margins in both periods of 2008 due primarily to higher costs associated with our clinical laboratory expansion, increased transportation costs as well as the impact of product mix in our Product Sales segment.

Revenues

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	September 30, 2008	September 30, 2007	$ Change	% Change	September 30, 2008	September 30, 2007	$ Change	% Change
Revenues:

Laboratory Services	$ 17,431	$ 15,723	$ 1,708	11%	$ 49,731	$ 46,499	$ 3,332	7%

Product Sales	4,979	5,036	(57)	(1)%	15,261	14,062	1,199	9%

	$ 22,410	$ 20,759	$ 1,651	8%	$ 64,992	$ 60,561	$ 4,431	7%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from Specialty Laboratory Services.

Our revenues from laboratory workplace drugs-of-abuse testing grew 3% to $10.4 million and 5% to $31.0 million for the three and nine month periods ended September 30, 2008, respectively. The growth in both periods was a result of increased business from government accounts related to prison, probation and parole and from sample volume from new client relationships. The growth was partially offset by an 11% and 9% decline in revenues from our existing clients for the three and nine month periods ended September 30, 2008, respectively, due to challenging economic conditions affecting hiring decisions by those clients. Pricing for our workplace drugs-of-abuse testing services tends to be stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our Specialty Laboratory Services for the three and nine months ended September 30, 2008 increased 26% to $7.0 million and 10% to $18.7 million, respectively. The increase in both periods was due to strong growth in testing for our clinical trial services business which increased 149% to $2.0 million and 27% to $4.7 million for the three and nine month periods ended September 30, 2008, respectively. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials. The dollar amount of future clinical trials services activity has continued to increase since the beginning of 2008, and we have a growing number of proposals outstanding.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consists of the PROFILE®-II, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 4% to $4.6 million and 13% to $13.8 million for the three and nine months ended September 30, 2008, respectively. The growth in both periods primarily reflected strong sales of SURE-SCREEN® devices in the government market as well as growth of our PROFILE ER® devices in the hospital market. Sales of our PROFILE ER® devices continued to increase in the third quarter of 2008, but at a lower growth rate than previous quarters due to the impact of our reader recall. In both periods in 2008, the gain in sales in the government and hospital markets was partially offset by a decrease in revenues from device sales in the workplace market attributable to tough economic conditions affecting hiring decisions. Overall, pricing for our POCT devices was slightly lower than the prior year periods.

Sales of contract manufacturing services decreased 25%, or $97,000, to $292,000 in the three months ended September 30, 2008. For the nine months ended September 30, 2008, sales of contract manufacturing services decreased 6% to $1.1 million. After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we plan to exit the contract manufacturing services business over the next two years. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products decreased 50%, or $122,000, to $121,000 and 47%, or $319,000, to $348,000 for the three and nine months ended September 30, 2008, respectively. The decrease in both periods was due to the phase-out of agricultural testing products in late 2007.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	September 30, 2008	% of Revenues	September 30, 2007	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 10,910	62.6%*	$ 9,322	59.3%*	$ 1,588	17%

Cost of Sales	2,068	41.5%**	1,936	38.4%**	132	7%

	$ 12,978	57.9%	$ 11,258	54.2%	$ 1,720	15%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	September 30, 2008	% of Revenues	September 30, 2007	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 30,834	62.0%*	$ 27,431	59.0%*	$ 3,403	12%

Cost of Sales	6,055	39.7%**	5,310	37.8%**	745	14%

	$ 36,889	56.8%	$ 32,741	54.1%	$ 4,148	13%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 42.1% and 43.2% of revenues for the three and nine months ended September 30, 2008, respectively, compared to 45.8% and 45.9% of revenues for the same periods in 2007.

Laboratory Services gross margin was 37.4% and 38.0% for the three and nine months ended September 30, 2008, respectively, down from 40.7% and 41.0% for the same periods of 2007. In both periods in 2008, Laboratory Services gross margin was impacted by higher costs associated with our clinical laboratory expansion, increased transportation costs and an increase in lower margin testing related to government accounts.

Gross margin from Product Sales was 58.5% and 60.3% for the three and nine months ended September 30, 2008, respectively, down from 61.6% and 62.2% for the same periods of 2007. The decrease in both periods in 2008 primarily reflects a shift in sales mix of POCT devices, with slowed growth of higher margin PROFILE ER® devices in the hospital market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	September 30, 2008	% of Revenues	September 30, 2007	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 6,050	27.0%	$ 5,852	28.2%	$ 198	3%

Research and development	612	2.7%	599	2.9%	13	2%

	$ 6,662	29.7%	$ 6,451	31.1%	$ 211	3%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	September 30, 2008	% of Revenues	September 30, 2007	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 17,798	27.4%	$ 17,726	29.3%	$ 72	-

Research and development	1,718	2.6%	1,964	3.2%	(246)	(13)%

	$ 19,516	30.0%	$ 19,690	32.5%	$ (174)	(1)%

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $6.1 million, or 27.0% of revenues for the three months ended September 30, 2008, compared to $5.9 million, or 28.2% of revenues for the same period in 2007. For the nine months ended September 30, 2008, SG&A expenses increased to $17.8 million, or 27.4% of revenues, compared to $17.7 million, or 29.3% of revenues for the same period in 2007. The lower percentages in 2008 reflect the increase in revenues on marginally higher quarter-over-quarter and year-over-year expenses.

Research and Development Expenses. Research and development expenses increased 2% to $0.6 million and decreased 13% to $1.7 million for the three and nine months ended September 30, 2008, respectively. The decrease in the nine months ended September, 20, 3008 was due to the absence of costs incurred in the first nine months of 2007 related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader in our Product Sales segment.

Other Expense

Other expense consists primarily of interest expense and the operating results associated with our building rental activities. These expenses decreased $3,000 and $180,000 respectively, to $181,000 and $599,000 for the three and nine months ended September 30, 2008. In the nine month period ended September 30, 2007, other expense was positively impacted by the resolution of a previously reserved rent receivable at the New Brighton Business Center.

Income Taxes

We recorded a tax provision for the three and nine months ended September 30, 2008 based upon an effective tax rate of 36.5% and 35.4%, respectively, compared to an effective tax rate of 32.5% and 31.9% for the comparable periods in 2007. The lower rate in the three and nine month periods ended September 30, 2007 resulted from a permanent book to tax difference related to the disqualifying disposition upon the exercise of incentive stock options. The lower rate in the nine months ended September 30, 2007 was also due to a $141,000 tax benefit from additional net operating loss carryforwards determined to be available to the Company.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from debt financing. Cash and cash equivalents at September 30, 2008 were $3.6 million, compared to $2.2 million at December 31, 2007.

Net cash provided by operating activities was $9.3 million for the nine months ended September 30, 2008 compared to $9.1 million for the same period of 2007. In the first nine months of 2008, we experienced a decrease in accounts payable and accrued expenses compared to an increase in 2007, primarily due to the timing of scheduled payments. This change was offset by a smaller increase in our trade receivables from December 31, 2007 to September 30, 2008 compared to December 31, 2006 to September 30, 2007.

In January 2008, we prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from a director relating to leasehold improvements after determining that the prepayment would be financially beneficial to our Company. The prepayment was recorded as prepaid rent in other assets (long-term) in the consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.

Net cash used in investing activities, consisting of capital expenditures, was $6.2 million for the nine months ended September 30, 2008, compared to $6.4 million for the same period of 2007. In both years, these expenditures included equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. In 2007 and 2008, we invested in the expansion of our regional clinical laboratory capabilities and in 2007 we invested in instrumentation and capacity in our clinical trials services business.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2008, compared to $1.9 million in the prior year period. In the first nine months of 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. In the first nine months of 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At September 30, 2008, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on our Line of Credit at September 30, 2008.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of September 30, 2008:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 1,194	$ 714	$ 480	$ -	$ -

Operating leases	3,950	674	1,218	997	1,061

Total contractual obligations	$ 5,144	$ 1,388	$ 1,698	$ 997	$ 1,061

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

In addition to our long-term debt obligations, we have a revolving line of credit, payable on demand, which we routinely pay down.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.5 million at September 30, 2008 as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Financial Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. We adopted this Statement as of January 1, 2008. The adoption of this Statement did not have an impact on our financial position or results of operations. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We are currently evaluating the future impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to significantly impact our financial position or results of operations. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have an impact on our financial position or results of operations.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2008. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 1A  RISK FACTORS. There have been no material changes to our risk factors during the three and nine months ended September 30, 2008. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 30, 2008
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 30, 2008
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	October 30, 2008
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2008

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