Form 10-K
period 2008-12-31
MEDTOX SCIENTIFIC INC
filed 2009-03-10
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $104,281,000 on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 18, 2009
Common Stock, $0.15 par value per share	8,486,225 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held May 26, 2009 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding our ability to improve, revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services (including entry into the market for clinical laboratory testing for physicians offices and patients) and our planned exiting of lines of business, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, including potential activity from signed protocols, (iv) estimates of market sizes and market opportunities, (v) statements regarding our ability to offer superior turn around times for physicians and patients than our national competitors, (vi) statements regarding opportunities to gain an increasing share of laboratory business from existing pharmaceutical clients, (vii) statements regarding the sufficiency of our existing resources to fund our planned operations through 2009, and (viii) statements of assumptions underlying other statements and statements about our business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. The factors that could affect our actual results include the following:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities, including cancellations of signed protocols

•	inaccurate information regarding market opportunities

•	other factors, including those set forth in Item 1A of this Annual Report on Form 10-K

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

We are engaged primarily in two distinct, but related businesses. MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services. MEDTOX Diagnostics, Inc., based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products. For the year ended December 31, 2008, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 77% and 23% of our consolidated revenues, respectively.

2.	Principal Services, Products and Markets.

General. We have two reportable segments: “Laboratory Services”, which consists of the activities conducted by MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC, and “Product Sales”, conducted by MEDTOX Diagnostics, Inc. Laboratory Services include: forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, and analysis of heavy and trace metals. In addition, the Laboratory Services segment provides logistical support, data management and overall program management services. The Product Sales segment includes sales of a variety of on-site drug screening products and contract manufacturing. For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Laboratory Services

A.        Drugs-of-Abuse Testing Services. As reflected in the table below, our Laboratory Services segment derives a substantial percentage of its revenues from laboratory testing services for the identification of drugs-of-abuse.

(In thousands)	2008	2007	2006

Drugs-of-abuse testing services revenues	$ 40,021	$ 38,673	$ 33,364

% of Laboratory Services revenues	61%	63%	62%

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

Our customers for substance abuse testing include public and private companies, as well as service firms; such as, drug treatment counseling centers, criminal justice facilities, occupational health clinics, third party administrators and hospitals.

B.         Clinical & Other Laboratory Services. As reflected in the table below, our Laboratory Services segment also derives revenues from other services, including: clinical toxicology; clinical testing for the pharmaceutical industry; heavy metal, trace element and solvent analyses; pain management; physician office-based clinical testing; and logistics, data and program management services.

(In thousands)	2008	2007	2006

Clinical & Other Laboratory Services revenues	$ 26,106	$ 22,637	$ 20,681

% of Laboratory Services revenues	39%	37%	38%

The services we provide within the clinical laboratory industry market enable us to leverage our core competencies and expertise.

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

Pain Management. In 2008, we expanded our Pain Management product line. In the past, we provided toxicology testing for local hospital-based pain management groups. In the past few years, there has been a rapidly growing number of pain management clinics throughout the United States. We now offer a comprehensive testing program serving this market under the name ToxAssure®.

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

(In thousands)	2008	2007	2006

POCT product revenues	$ 17,787	$ 16,632	$ 13,211

% of Product Sales revenues	91%	88%	84%

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

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® and PROFILE®-III ER, and PROFILE®-IV line of diagnostic drug screening products to hospital markets for drug detection in patients seen in the hospital and emergency rooms. The PROFILE-II ER®, PROFILE®-III ER, and PROFILE®-IV devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

•	amphetamines/methamphetamines/methylenedioxymethyl amphetamine (ecstasy, speed, crystal)
•	barbiturates (Phenobarbital)
•	benzodiazepines (Valium, Librium, Halcion)
•	cannabinoids/THC (pot, marijuana)
•	cocaine (crack)
•	methadone (Methadose)
•	opiates (heroin)
•	oxycodone
•	phencyclidine/PCP (angel dust)
•	propoxyphene (Darvon)
•	tricyclic antidepressants

We developed and introduced MEDTOXScan®, an electronic reader, for use with our new PROFILE®-V MEDTOXScan® device in hospital laboratories and emergency rooms.

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

B.        Contract Manufacturing Services and Other Diagnostic Products. In addition to the sale of POCT products for drugs-of-abuse, our Product Sales segment derives revenues from the manufacture of coagulation (blood clotting) market controls for various customers. We anticipate that our activity relative to manufacturing and sales of coagulation controls will decline and that we will exit that market over the next 18 months. We also distribute other diagnostic tests, including diagnostic tests for the detection of alcohol with the EZ-SCREEN® Breath Alcohol Test. The table below reflects information regarding the revenues derived by our Product Sales segment from contract manufacturing services and the distribution of other diagnostic products.

(In thousands)	2008	2007	2006

Contract manufacturing services revenues	$ 1,469	$ 1,437	$ 1,962
% of Product Sales revenues	7%	7%	12%

Other diagnostic products revenues	$ 430	$ 906	$ 586
% of Product Sales revenues	2%	5%	4%

3.	Marketing and Sales.

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

We use several distribution channels to sell our products and services. We employ a direct sales force which consists of 40 sales representatives and six sales managers (one for each of our primary markets - workplace drugs-of-abuse, hospital drugs-of-abuse, pain, government, clinical testing and clinical trials). In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market. We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

We have a strategic relationship in the area of pediatric lead testing with Sustainable Resource Center (SRC), a not-for-profit organization dedicated to the eradication of lead exposure in homes within the United States. We provide monthly funding of approximately $2,500 to SRC which is primarily utilized for educational purposes.

We have developed strategic sales plans for each of the primary markets served. These plans include the utilization of supporting materials for advertising and direct marketing efforts, lead generation activities and attending pertinent industry tradeshows.

Major Customers. No single customer had sales that amounted to more than 10% of our consolidated revenues during 2008, 2007 or 2006.

4.	New Products, Research and Development.

Laboratory Services. Our Laboratory Services’ research and development group develops: assays for new drugs and compounds; new assays for existing drugs and other toxins; and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency. This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats. During 2008, this group developed and validated approximately 65 new laboratory-based assays using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS). These activities continue to enhance our test menu and ability to realize efficiencies of new technologies.

We have made efforts to enter the market for full service clinical laboratory testing for physicians offices and patients on a regional basis. As mentioned in prior reports, we added to our test menu in clinical chemistry and diagnostic immunology (immune system) virology (viruses), endocrinology (hormones), serology (infectious diseases) and allergy. We added staffing, state of the art instrumentation and laboratory build out for full service pathology/histology/cytology, molecular diagnostics and microbiology. These new specialties include tests for infectious diseases, viruses, tissue biopsies, cancer, genetic disorders, bacteria and parasites. Based on our local presence, company-owned courier network and advanced instrumentation and technology, we believe we will be able to offer superior turn around times for physicians and patients than our national competitors.

Product Sales. We continue to develop new and innovative products and services for the drug testing market. We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2008, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance. We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and supplying a “private label” device to large clients.

In 2008, we continued to see growth of our PROFILE®-III cup products. These products test for THC, cocaine, opiates, amphetamine, methamphetamine and PCP at standard SAMHSA sensitivity levels, and benzodiazepines, barbiturates, methadone, tricyclic antidepressants and propoxyphene at standard industry levels. The PROFILE®-III cup is targeted for the corporate and occupational health clinic markets. The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device. The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The PROFILE®-III cup design adds simplicity and time savings to the drug screening process.

Research and Development. We incurred costs of $2.4 million, $2.6 million, and $2.2 million for research and development activities in 2008, 2007, and 2006, respectively. At December 31, 2008, we employed 13 scientists in research and development activities for the Laboratory Services and Product Sales segments. Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

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

Product Sales. We file patent applications to protect our intellectual property as it relates to our technologies, inventions and improvements which can be utilized in the development and manufacture of our Product Sales business, as protection of this intellectual property is very important to our Product Sales segment. These patents relate to our core technologies and designs for diagnostic testing, screening and services. We hold eight United States issued patents with expiration dates ranging from 2010 to 2025.

General. At December 31, 2008, we held 25 registered trade names and/or trademarks in reference to our products and corporate names. Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2009 to 2018. Applications have also been made for additional trade names.

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

Laboratory Services. At December 31, 2008, MEDTOX Laboratories, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business. However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months. The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network. At December 31, 2008, we had several accounts that were in the process of being set up where revenues will not be realized until 2009.

Product Sales. At December 31, 2008, MEDTOX Diagnostics, Inc. did not have any significant backlog. We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services. Our Laboratory Services segment competes in a fragmented, though highly competitive, industry. At December 31, 2008, 39 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing. Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs. Competitors include Quest Diagnostics and Laboratory Corporation of America, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories and in-house testing facilities maintained by hospitals.

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

E.     Centers for Medicare and Medicaid Services (CMS). The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity. A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission. The PROFILE®, PROFILE®-II, PROFILE®-III, PROFILE®-IV, VERDICT® and VERDICT®-II drugs-of-abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex. The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system, thus impacting product sales. MEDTOX Laboratories, Inc. is a CLIA-licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program. All laboratory specialties and sub-specialties, as they relate to the expanded laboratory test menu, have been added to MEDTOX Laboratories, Inc.’s CLIA/CAP certificates.

F.         Health Insurance Portability and Accountability Act (HIPAA). MEDTOX Laboratories, Inc. is committed to safeguarding the privacy and confidentiality of its patients’ protected health information. Our policy is to be in compliance with the requirements of federal and Minnesota state law related to protecting the privacy of health information, including the Standards for Privacy of Individually Identifiable Health Information (45 CFR, Parts 160 and 164 - commonly called the “HIPAA Final Privacy Rule”). MEDTOX Laboratories, Inc. complies with out-of-state regulations as applicable. MEDTOX Laboratories, Inc. has compiled several policies and procedures that outline the steps that are taken to ensure compliance with the HIPAA privacy standards and Minnesota state laws related to protected health information. All employees receive appropriate training on these policies and procedures, and it is the responsibility of each individual to follow the policies and procedures in the performance of their jobs. The “Notice of Privacy Practices” and “HIPAA Privacy Policy” for MEDTOX Laboratories, Inc. are posted on our website (www.medtox.com).

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

At December 31, 2008, we had a total of 582 full-time employee equivalents compared to 523 full-time employee equivalents at December 31, 2007.

Our employees are not covered by any collective bargaining agreements and we have not experienced any work stoppages. We believe that we maintain good relations with our employees.

13.	Available Information.

We make available free of charge on or through our website (www.medtox.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

ITEM 1A.        RISK FACTORS.

A substantial portion of our revenue is derived from the provision of laboratory testing services for the identification of drugs-of-abuse, a business that is influenced by general economic conditions. As such, our operating results are subject to volatility.

Approximately 61% of our Laboratory Services segment’s revenues in 2008 was derived from the provision of laboratory testing services for the identification of drugs-of-abuse. We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future. This business is influenced by the strength of the U.S. economy. When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels. Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S. As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating. With the market forces driving such consolidation tending to favor the larger industry participants, we face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry. At December 31, 2008, 39 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. Our major competitors include Quest Diagnostics, Laboratory Corporation of America as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals. Many of our competitors have substantially greater financial and other resources than we do. The laboratory services, drugs-of-abuse industry is consolidating. The consolidation is being driven by the larger laboratories whose greater resources enable them to be more responsive and better able to increase operating efficiencies in the form of critical mass (testing volumes) and required investment levels. In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise. If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

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

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Third party payers, including state payers and Medicare, are challenging the prices charged for medical products and services. Government and other third party payers increasingly are limiting both coverage and the level of reimbursement for our services. In 2008 and 2007, third party payers accounted for approximately 4.7% and 4.4%, respectively, of our net revenues. A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers. Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us. If government and other third party payers do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.

We could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if we violate health care anti-fraud and abuse laws.

We are subject to extensive government regulation at the federal, state and local levels. Our failure to meet governmental requirements under these regulations, including those relating to billing practices and relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of our laboratory. While we believe that we conduct our operations and relationships with care in an effort to meet all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships we have with third parties.

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

Adverse results in material litigation matters could have a material adverse effect upon our business.

We may become subject in the ordinary course of business to material legal action related to, among other things, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers regarding billing issues. Legal actions could result in substantial monetary damages as well as damage to our reputation with customers, which could have a material adverse effect upon our business.

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

The current global financial crisis may have significant effects on our customers that would result in material adverse effects on our business, operating results, and stock price.

The current global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, reduced sales of products and services, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products and services, their levels of cash liquidity and willingness to pay for products and services that they will order or have already ordered from us, and/or their hiring and other employment-related decisions. These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

We have goodwill and any future impairment of our goodwill could have a material negative impact on our financial results.

We test goodwill for impairment at least annually and potentially more frequently as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Any impairment of the value of goodwill will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

ITEM 2.	PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in an 88,000 square foot facility in St. Paul, Minnesota. Until March 2001, we leased this space. In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 88,000 square feet utilized by our Laboratory Services segment and an additional 11,000 square feet held for future expansion of our Laboratory Services segment. The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex. The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration. In 2008, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $190,000.

In addition, effective September 2000, the Laboratory Services segment entered into a seven year lease for a 30,000 square foot facility to be used in connection with its courier business and also as additional warehouse and shipping space. In May 2007, we amended this lease, effective August 31, 2007. The Amendment extends the term of the lease to August 31, 2012. This building is a special purpose facility and enables us to store our vehicles indoors, when appropriate, and to perform routine maintenance on the vehicles. The annual base rent on this second facility, exclusive of operating expenses, is currently $152,000 per year.

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc. In March 2001, we entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease, $600,000 of tenant improvements made to the building by us are being amortized over the life of the lease as additional rent. Effective February 2003, we entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building. The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses. In November 2003, we amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016. In 2008, the annual base rent was approximately $424,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.

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

Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MTOX”. At February 17, 2009, the number of holders of record of our common stock was 878. The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for our common stock, as reported by the Nasdaq Global Select Market. The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2008:	High	Low	Close*
First Quarter.............................	$18.65	$12.75	$13.19
Second Quarter........................	16.98	11.52	13.85
Third Quarter...........................	18.05	11.00	12.34
Fourth Quarter.........................	14.03	7.50	8.22

2007:	High	Low	Close*
First Quarter.............................	$18.45	$11.00	$18.45
Second Quarter........................	30.63	17.35	29.30
Third Quarter...........................	31.63	13.62	20.45
Fourth Quarter.........................	21.97	15.78	18.08

*Closing price as of the last day of the calendar quarter

Dividends

No cash dividends have been declared or paid by the Board of Directors of the Company since its inception and the Board of Directors of the Company has no plans to pay a cash dividend in the foreseeable future. Our financial covenants under our credit agreement may effectively preclude us from paying cash dividends without approval.

In September 1998, our Board of Directors authorized and declared a dividend of one preferred share purchase right ("Right") for each share of common stock then outstanding. Subsequent to that date, we have maintained a plan in which one Right exists for each common share of the Company. These Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding common stock. The Rights pursuant to this plan expired on September 18, 2008.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such consolidated financial statements, the related notes and other financial information included in this Annual Report on Form 10-K.

(In thousands, except share and per share data)	2008	2007	2006	2005	2004

STATEMENT OF OPERATIONS DATA:

Revenues	$85,813	$80,285	$69,804	$63,047	$56,736
Cost of revenues	49,487	43,929	38,799	35,927	32,902
Selling, general, and administrative	24,327	23,737	20,648	19,309	17,826
Research and development	2,352	2,603	2,156	2,287	1,705
Other expense	991	707	1,006	1,319	1,366
Income tax expense	3,084	2,619	2,647	887	1,116
Net income	$5,572	$6,690	$4,548	$3,318	$1,821

Basic earnings per common share	$0.66	$0.80	$0.56	$0.43	$0.24

Diluted earnings per common share	$0.62	$0.75	$0.52	$0.40	$0.23

Weighted average number of shares outstanding:
Basic	8,455,092	8,322,092	8,148,726	7,785,037	7,471,847
Diluted	8,938,213	8,907,320	8,802,470	8,199,650	7,853,916

BALANCE SHEET DATA:
Total assets	$73,526	$69,949	$59,874	$59,390	$55,960
Total debt	979	1,656	2,732	6,329	12,209
Total stockholders’ equity	60,465	55,656	47,944	44,845	37,789

SEGMENT DATA:
Net revenues:
Laboratory Services	$66,127	$61,310	$54,045	$48,582	$43,219
Product Sales	19,686	18,975	15,759	14,465	13,517
Total net revenues	$85,813	$80,285	$69,804	$63,047	$56,736
Operating income:
Laboratory Services	$5,364	$6,387	$6,139	$4,722	$2,965
Product Sales	4,283	3,629	2,062	802	1,338
Total operating income	$9,647	$10,016	$8,201	$5,524	$4,303
Assets:
Laboratory Services	$59,812	$56,430	$47,259	$44,504	$41,356
Product Sales	10,102	8,701	6,737	6,775	6,340
Corporate (unallocated)	3,612	4,818	5,878	8,111	8,264
Total assets	$73,526	$69,949	$59,874	$59,390	$55,960

All share and per share amounts have been restated for the three-for-two stock split, effected in the form of a 50% stock dividend, paid on August 20, 2004.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Annual Report on Form 10-K containing the words “believes”, “anticipates”, “plans”, “expects” and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.

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

Laboratory Services

Our “Laboratory Services” business segment includes the activities of our wholly-owned subsidiary, MEDTOX Laboratories, Inc. MEDTOX Laboratories, Inc. engages in drugs-of-abuse testing services, providing these services to private and public companies, drug treatment counseling centers, criminal justice facilities, occupational health clinics and hospitals, as well as third party administrators. MEDTOX Laboratories, Inc. also provides clinical and other laboratory services which consist of clinical toxicology, clinical testing for the pharmaceutical industry (e.g., central laboratory services, bioanalytical, and pharmacokinetic testing), and analysis of heavy and trace metals. We provide these services to hospitals, clinics, HMOs and small to mid-sized biotech and pharmaceutical companies and other laboratories.

Testing is conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry, and high performance liquid chromatography with tandem mass spectrometry.

We recently expanded our clinical & other laboratory services to include laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans. Testing is performed on blood, body fluids or tissues. Our comprehensive clinical laboratory services includes clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system) immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer), molecular diagnostics (infectious diseases, genetic disorders) and sub-specialties of these categories.

We also provide services in the areas of logistics management, data management and program management. These services support our underlying business of laboratory analysis and provide added value to our clients.

The New Brighton Business Center, LLC (NBBC) is a wholly-owned limited liability company formed for the sole purpose of acquiring the facilities in St. Paul, Minnesota, where our Laboratory Services administrative offices and laboratory operations are located.

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of POCT diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, MEDTOXScan® reader, VERDICT®-II, and SURE-SCREEN® products, in addition to other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we sought “prescription use” clearance for the new reader. We filed a 510(k) application in March 2008. The FDA requested additional data and studies as well as certain modifications to our product labeling and package insert which we completed. On February 13, 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers. To date, we have not experienced significant attrition of clients for this product line.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In 2008, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year, which we primarily attributed to lower new job creation and reduced employee turnover caused by economic uncertainties. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Building Market Share

We have solid niche positions in large markets, relative to our size, that allow us to build market share by offering high quality products and services that are delivered rapidly, priced competitively, and supported by excellent customer service and value-added services. Our value added services include data management, collection site management, training, technical support and expertise, as well as review of drug testing policies for clients.

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past three years, we have expanded our number of sales representatives from 23 to 40. The increase in sales representatives has increased our business from new accounts in 2008 and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

Leveraging Existing Infrastructure and Technical Expertise

We leverage our existing infrastructure and technical expertise to facilitate top line growth and improve operating margins.

In 2008, we expanded our clinical laboratory capabilities to include clinical and anatomic pathology, microbiology, molecular diagnostics, and other specialized testing capabilities. This expansion leverages existing capabilities and opens up new revenue opportunities by offering full-service testing capabilities to the physician office market.

Our LEAN and Six-Sigma initiatives support our effort to leverage existing infrastructure by improving quality and productivity, cutting costs, and increasing throughput. LEAN is a highly disciplined process that helps us focus on reducing waste and eliminating unnecessary steps in our business processes. Our Six-Sigma initiatives address quality and variability within processes. While all key departments in the Laboratory Services and Product Sales segments have now been through initial LEAN processes, as an organization we recognize that LEAN is an ongoing philosophy, not a project to be “finished.”

Driving Innovation

We have introduced a number of innovative products and services.

In 2008, we introduced ToxAssure®, a comprehensive program for effective pain management testing.

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

Our critical accounting policies are as follows:

Accounts Receivable:

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our consolidated trade accounts receivable balance at December 31, 2008 was $13.3 million, net of allowance for doubtful accounts of $0.4 million.

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

Off-Site Supplies Inventory:

Off-site supplies represent collection kits and forms located at collection sites throughout the United States used by Laboratory Services’ customers to submit specimens for testing services. These inventories are recorded at the lower of historical cost or market. At December 31, 2008, off-site inventory was $1.2 million. The process for valuing off-site inventory involves making significant assumptions regarding the average time that a collection site uses the inventory, as well as the amount of inventory expected to be scrapped.

Goodwill and Other Intangible Assets:

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. No impairments were indicated as a result of our annual impairment reviews for goodwill and other intangible assets in 2008, 2007 or 2006. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets in future periods.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward. In the future, revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused. At December 31, 2008, we did not have a valuation allowance on deferred tax assets.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. At December 31, 2008, we did not have any unrecognized tax benefits.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during 2008 we were able to achieve solid revenue growth and reduced SG&A expense as a percentage of revenues. However, we experienced a decrease in gross margin due primarily to higher costs associated with our clinical laboratory expansion as well as the impact of product mix in our Product Sales segment.

Revenues

	Year Ended December 31			2008 vs 2007		2007 vs 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
Revenues:

Laboratory Services	$ 66,127	$ 61,310	$ 54,045	$ 4,817	8%	$ 7,265	13%

Product Sales	19,686	18,975	15,759	711	4%	3,216	20%

	$ 85,813	$ 80,285	$ 69,804	$ 5,528	7%	$ 10,481	15%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services and revenues from clinical & other laboratory services. Our revenues from drugs-of-abuse testing grew 4% to $40.0 million and 16% to $38.7 million in 2008 and 2007, respectively. New account revenues were strong in 2008, but were offset by an 11% decline in revenues from existing drugs-of-abuse clients due to challenging economic conditions affecting hiring decisions by those clients. We expect a continuing negative impact on revenue from our drugs-of-abuse clients in 2009 caused by the negative economic conditions affecting hiring. The growth in 2007 was driven by an increase in sample volume from new accounts, partially offset by a slight decrease in the average price per testing specimen. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our clinical and other laboratory services increased 15% to $26.1 million and 9% to $22.6 million in 2008 and 2007, respectively. The improvement in both 2008 and 2007 was driven by strong growth in testing for our clinical trial services business. The increase in 2008 was also due to growth generated by our expanded clinical laboratory capabilities. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials. We also entered 2009 with signed protocols, in addition to other awarded business, which may have the potential to exceed $10 million in future clinical trials services activity.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 7% to $17.8 million and 26% to $16.6 million in 2008 and 2007, respectively. The increase in 2008 was primarily due to strong sales of SURE-SCREEN® devices in the government market as well as growth of our PROFILE® ER devices in the hospital market. Sales of our PROFILE® ER devices continued to increase in 2008, but at a lower growth rate than the previous year due to the impact of our reader recall. The gain in sales in the government and hospital markets in 2008 was partially offset by an 8% decrease in revenues from device sales in the workplace market attributable to tough economic conditions affecting hiring decisions. Overall, pricing for our POCT devices in 2008 was slightly lower than the prior year period. The growth in 2007 primarily reflected strong sales of PROFILE®-III ER, SURE-SCREEN® and PROFILE®-III A devices.

Sales of contract manufacturing services increased 2% to $1.5 million in 2008 and decreased 27% to $1.4 million in 2007. After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we plan to exit the contract manufacturing services business over the next 18 months. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products decreased $0.5 million to $0.4 million in 2008 due to the phase-out of agricultural testing products in late 2007. Sales of other diagnostic products increased $0.3 million to $0.9 million in 2007.

Cost of Revenues and Gross Margin

	Year Ended December 31						2008 vs 2007		2007 vs 2006
	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues	$ Change	% Change	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 41,665	63.0%*	$ 36,731	59.9%*	$32,746	60.6%*	$ 4,934	13%	$ 3,985	12%

Cost of Sales	7,822	39.7%**	7,198	37.9%**	6,053	38.4%**	624	9%	1,145	19%

	$ 49,487	57.7%	$ 43,929	54.7%	$38,799	55.6%	$ 5,558	13%	$ 5,130	13%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin decreased to 42.3% of revenues in 2008, compared to 45.3% of revenues in 2007 and 44.4% of revenues in 2006.

Laboratory Services gross margin was 37.0% in 2008, down from 40.1% in 2007 and 39.4% in 2006. In 2008, gross margin was impacted by higher costs associated with our clinical laboratory expansion and the decline in revenues from existing drugs-of-abuse clients discussed above. The margin improvement in 2007 was primarily attributable to increased revenues from additional testing volume through our existing infrastructure.

Gross margin from Product Sales was 60.3% in 2008, down from 62.1% in 2007 and 61.6% in 2006. The decrease in 2008 primarily reflects a shift in sales mix of POCT devices, with slowed growth of higher margin PROFILE® ER devices in the hospital market and an increase in sales of lower margin SURE-SCREEN® devices in the government market. In 2007, margins were positively impacted by a shift in sales mix towards the higher-margin POCT devices and away from lower-margin contract manufacturing services, which occurred during the first quarter of 2007.

Operating Expenses

	Year Ended December 31						2008 vs 2007		2007 vs 2006
	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues	$ Change	% Change	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 24,327	28.3%	$ 23,737	29.6%	$20,648	29.6%	$ 590	3%	$3,089	15%

Research and development	2,352	2.7%	2,603	3.2%	2,156	3.1%	(251)	(10)%	447	21%

	$ 26,679	31.1%	$ 26,340	32.8%	$22,804	32.7%	$ 339	1%	$3,536	16%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24.3 million, or 28.3% of revenues in 2008, compared to $23.7 million, or 29.6% of revenues in 2007 and $20.6 million, or 29.6% in 2006. The increased spending in 2008 reflects an increase in sales and marketing expense and depreciation expense, partially offset by decreased performance-based compensation. The higher spending in 2007 over 2006 was primarily associated with increased sales and marketing and information technology expense.

Research and Development Expenses. Research and development expenses decreased 10% to $2.4 million in 2008 and increased 21% to $2.6 million in 2007. The decrease in 2008 was primarily due to the absence of costs incurred in 2007 related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader. The increase in 2007 was primarily due to increased laboratory assay development expense in support of testing for clinical trials in our Laboratory Services segment. The increase in 2007 was also driven by increased product development expense related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader, as well as continuing software development upgrades in our Product Sales segment.

Other Expense

Other income and expense consists primarily of interest expense, the net expenses associated with our building rental activities, and our investment gains/losses. These expenses increased 40% to $1.0 million in 2008 due primarily to an increase in the investment loss on our marketable equity securities held in trust. Other expense decreased 30% to $0.7 million in 2007 due to lower interest expense, reflecting a reduction in average debt levels.

Income Taxes

In 2008, we recorded $3.1 million in income tax expense, or an effective rate of 35.6%, compared to an effective rate of 28.1% in 2007 and 36.8% in 2006. The decrease in the effective rate in 2007 was primarily due to a $0.4 million tax benefit (including interest) from the favorable resolution of an examination by the North Carolina Department of Revenue of MEDTOX Diagnostics, Inc.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations, cash received from debt financing, and the sale of equity securities. Cash and cash equivalents were $4.1 million and $2.2 million at December 31, 2008 and 2007, respectively.

Net cash provided by operating activities was $12.3 million in 2008 compared to $12.0 million and $9.7 million in 2007 and 2006, respectively. This increase in 2007 compared to 2006 was primarily due to an improvement in our operating results with only a minimal corresponding cash payment of income taxes. The increase in 2007 was partially offset by an increase in our trade receivables due to strong November and December, 2007 sales and the timing of cash receipts.

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

Net cash used in investing activities, consisting primarily of capital expenditures, was $8.5 million in 2008 compared to $9.0 million and $4.5 million in 2007 and 2006, respectively. These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses. The significant increases in 2008 and 2007 reflect our investment in the expansion of our regional clinical laboratory capabilities. In 2007, we also invested in instrumentation and capacity in our clinical trials services business.

We expect equipment and capital improvement expenditures to be between $5.5 million and $6.5 million in 2009, with increased investment in instrumentation and facility improvements in support of our growing clinical trials, regional clinical laboratory and workplace drugs-of-abuse business. Such expenditures are expected to be funded through cash provided by operating activities.

Net cash used in financing activities was $1.9 million in 2008, compared to $2.0 million and $5.3 million in 2007 and 2006, respectively. Net cash used in financing activities was high in 2006 due to the refinancing of a portion of our mortgage loan in March 2006 (see below).

In 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. In 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million. In 2006, we repurchased 82,550 shares of our common stock in the open market at a cost of $0.8 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

In 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company’s common stock through open market or privately negotiated transactions at times and in such amounts as management deemed appropriate. Under this program, we repurchased 103,431 shares in 2006, at a cost of $1.0 million, which are being held in treasury.

On March 16, 2006, we entered into a Term Note (the "Note") with the Wells Fargo Bank, National Association (the "Bank") to refinance, on March 31, 2006, a portion of the outstanding balance of $5.4 million on our mortgage loan with Principal Life Insurance Company ("Principal"). We financed the March 2001 purchase of the building complex, where our Laboratory Services segment and other commercial tenants are located, with the mortgage loan from Principal. The mortgage loan had a term of ten years and was being repaid based on a 20 year amortization schedule at a fixed interest rate of 7.23% for the first five years. In accordance with the provisions of the mortgage loan, Principal had the option to adjust the interest rate, effective March 1, 2006, or to call the loan due on March 31, 2006. We elected not to accept the interest rate adjustment and refinanced $3.4 million with the Bank over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 1, 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term. In March 2006, we paid the remaining outstanding mortgage loan balance of approximately $2.0 million using approximately $1.8 million of our Line of Credit (as defined below) and $0.2 million of cash. At December 31, 2008 and 2007, we had an outstanding balance of $1.0 million and $1.7 million, respectively, on our Note and no outstanding balance on our Line of Credit.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with the Bank maturing on November 1, 2009. The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit ("Line of Credit") of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

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

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases. At December 31, 2008, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on the Line of Credit at December 31, 2008.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2009. While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2009, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2008:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 999	$ 695	$ 304	$ -	$ -

Operating leases	3,566	767	1,208	806	785

Total contractual obligations	$ 4,565	$ 1,462	$ 1,512	$ 806	$ 785

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.3 million at December 31, 2008 as the specific payment dates and amounts are unknown.

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

We adopted this Statement as of January 1, 2008. The adoption of this Statement did not have an impact on our financial position or results of operations. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We do not expect the adoption of FSP 157-2 will have a material impact on our financial position or results of operations. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have an impact on our financial position or results of operations.

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

In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  We do not expect the adoption of SFAS No. 141R will have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates. During 2008, 2007, and 2006, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries. As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2008 and 2007, we had approximately $1.0 million and $1.7 million, respectively, outstanding on a Term Note with Wells Fargo Bank bearing interest at a variable rate of 0.5% below the prime rate. We have cash flow exposure on our committed and uncommitted line of credit and long-term debt with Wells Fargo Bank due to its variable prime rate pricing. At December 31, 2008, a 1% change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2008, as stated in their attestation report included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference from the section labeled “Proposal 1 - Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

The Company has adopted the MEDTOX Scientific, Inc. Code of Ethics for senior financial and executive officers and directors ("Code of Ethics"). The Code of Ethics is available on the Company's website at www.medtox.com or at no charge to anyone who sends a request for a paper copy to: MEDTOX Scientific, Inc. 402 West County Road D, St. Paul, Minnesota, 55112. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Ethics to its directors or executive officers, the Company will disclose the nature of such amendments or waiver on its website at www.medtox.com or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits included in the Report are set forth on the exhibit index and follow the signature page of this Annual Report on Form 10-K.

3.1	Bylaws of the Registrant, as amended. (Incorporated by reference to exhibit 3.1 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Restated Certificate of Incorporation, as amended. (Incorporated by reference to exhibit 3.2 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.2

Agreement regarding rights to “MEDTOX” name dated as of January 30, 1996 between the Registrant and Harry G. McCoy. (Incorporated by reference to Exhibit 10.38 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 001-11394).

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

10.11

Revolving Line of Credit Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.12

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

10.17

Continuing Guaranty between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.24 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18

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

10.21

Employment Agreement dated December 27, 2006, between the Registrant and Susan E. Puskas. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.22

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

10.24	Registrant’s Executive Incentive Compensation Plan dated December 27, 2006, (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.25

Commercial Lease between MEDTOX Laboratories, Inc. and St. Paul Properties, Inc. dated July 28, 2000. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated May 30, 2007).

10.26

Amendment to Lease between MEDTOX Laboratories, Inc. and St. Paul Properties, Inc. dated May 25, 2007. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated May 30, 2007).

10.27

Second Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated July 31, 2007. (Incorporated by reference to exhibit 10.29 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007).

10.28

Third Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated October 25, 2007. (Incorporated by reference to exhibit 10.30 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007).

10.29

Registrant’s Long-Term Incentive Plan as Amended and Restated dated December 31, 2007, (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated January 7, 2008).**

10.30

Registrant’s Supplemental Executive Retirement Plan as Amended and Restated dated December 31, 2007, (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 7, 2008).**

10.31

Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and B. Mitchell Owens. (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.32

Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and Susan E. Puskas. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.33

Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and James A. Schoonover. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.34

Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.35

Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th of March, 2009.

MEDTOX Scientific, Inc.

Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 10, 2009
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 10, 2009
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	March 10, 2009
Steven J. Schmidt	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 10, 2009
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 10, 2009
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 10, 2009
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 10, 2009
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MEDTOX Scientific, Inc.

St. Paul, Minnesota

We have audited the internal control over financial reporting of MEDTOX Scientific, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MEDTOX Scientific, Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15.b. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 10, 2009

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except share and per share data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,069	$2,220
Accounts receivable:
Trade, less allowance for doubtful accounts ($362 in 2008 and $264 in 2007)	13,304	13,159
Other	778	651
Total accounts receivable	14,082	13,810
Inventories	3,900	3,910
Prepaid expenses and other	1,353	1,182
Deferred income taxes	3,612	1,761
Total current assets	27,016	22,883
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	29,204	26,885
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	400	588
DEFERRED INCOME TAXES, net	-	3,057
OTHER ASSETS	939	569
TOTAL ASSETS	$73,526	$69,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,712	$3,580
Accrued expenses	5,235	7,377
Current portion of long-term debt	677	677
Total current liabilities	9,624	11,634
LONG-TERM DEBT, net of current portion	302	979
OTHER LONG-TERM LIABILITIES	2,057	1,680
DEFERRED INCOME TAXES, net	1,078	-
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,563,087
in 2008 and 8,538,281 in 2007	1,284	1,281
Additional paid-in capital	88,017	87,780
Accumulated deficit	(24,222)	(29,794)
Common stock held in trust, at cost, 307,267 shares in 2008 and 244,127 shares in 2007	(3,614)	(2,611)
Treasury stock, at cost, 103,431 shares in 2008 and 2007	(1,000)	(1,000)
Total stockholders' equity	60,465	55,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,526	$69,949

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except share and per share data)

	2008	2007	2006
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$40,021	$38,673	$33,364
Clinical & other laboratory services	26,106	22,637	20,681
Product sales	19,686	18,975	15,759
	85,813	80,285	69,804
COST OF REVENUES:
Cost of services	41,665	36,731	32,746
Cost of sales	7,822	7,198	6,053
	49,487	43,929	38,799

GROSS PROFIT	36,326	36,356	31,005

OPERATING EXPENSES:
Selling, general and administrative	24,327	23,737	20,648
Research and development	2,352	2,603	2,156
	26,679	26,340	22,804

INCOME FROM OPERATIONS	9,647	10,016	8,201

OTHER EXPENSE:
Interest expense	(77)	(180)	(438)
Other expense	(914)	(527)	(568)
	(991)	(707)	(1,006)

INCOME BEFORE INCOME TAX EXPENSE	8,656	9,309	7,195

INCOME TAX EXPENSE	(3,084)	(2,619)	(2,647)

NET INCOME	$5,572	$6,690	$4,548

BASIC EARNINGS PER COMMON SHARE	$0.66	$0.80	$0.56

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	8,455,092	8,322,092	8,148,726

DILUTED EARNINGS PER COMMON SHARE	$0.62	$0.75	$0.52

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	8,938,213	8,907,320	8,802,470

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2005	8,161,159	$1,224	$85,743	$(226)	$(41,032)	$(688)	$(176)	$44,845

Reclassification of deferred compensation balance upon adoption of SFAS 123R			(226)	226				-
Issuance of common stock under employee stock plans	1,343	-	8					8
Exercise of stock options	86,148	13	289					302
Forfeiture of deferred stock-based compensation	(9,750)	(1)	1					-
Traded shares for payment of taxes	(25,058)	(4)	(188)					(192)
Share-based compensation			232					232
Purchase of common stock for incentive plan						(799)		(799)
Purchase of common stock for treasury							(1,000)	(1,000)
Reclassification of treasury shares			(176)				176	-
Net income					4,548			4,548

BALANCE AT DECEMBER 31, 2006	8,213,842	$1,232	$85,683	$-	$(36,484)	$(1,487)	$(1,000)	$47,944

Exercise of stock options	340,063	51	383					434
Traded shares for payment of taxes	(15,624)	(2)	(224)					(226)
Share-based compensation			65					65
Purchase of common stock for incentive plan						(1,124)		(1,124)
Tax benefit related to stock-based compensation plans			1,873					1,873
Net income					6,690			6,690

BALANCE AT DECEMBER 31, 2007	8,538,281	$1,281	$87,780	$-	$(29,794)	$(2,611)	$(1,000)	$55,656

Exercise of stock options	24,713	3	8					11
Traded shares for payment of taxes			(225)					(225)
Share-based compensation			13					13
Purchase of common stock for incentive plan						(1,003)		(1,003)
Tax benefit related to stock-based compensation plans			441					441
Share exchange	93
Net income					5,572			5,572

BALANCE AT DECEMBER 31, 2008	8,563,087	$1,284	$88,017	$-	$(24,222)	$(3,614)	$(1,000)	$60,465

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	2008	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,572	$6,690	$4,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,838	4,031	3,432
Provision for losses on accounts receivable	544	377	373
Loss on sale of equipment	7	41	38
Deferred and stock-based compensation	390	764	901
Deferred income taxes	2,725	2,933	2,233
Changes in operating assets and liabilities:
Accounts receivable	(816)	(3,120)	(1,551)
Inventories	10	(372)	(237)
Prepaid expenses and other current assets	(171)	132	(77)
Other assets	(397)	(171)	13
Accounts payable and accrued expenses	(451)	657	60
Net cash provided by operating activities	12,251	11,962	9,733

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(8,508)	(8,995)	(4,504)
Purchase of customer list	-	-	(11)
Proceeds from sale of equipment	-	-	25
Net cash used in investing activities	(8,508)	(8,995)	(4,490)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from long-term debt	-	-	3,383
Principal payments on long-term debt	(677)	(1,076)	(6,980)
Principal payments on capital leases	-	(16)	(16)
Purchase of common stock for incentive plan	(1,003)	(1,124)	(799)
Purchase of treasury stock	-	-	(1,000)
Net proceeds from sale of common stock and warrants	11	434	310
Payment of taxes from traded shares	(225)	(226)	(192)
Net cash used in financing activities	(1,894)	(2,008)	(5,294)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,849	959	(51)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,220	1,261	1,312

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,069	$2,220	$1,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$84	$190	$421
Income taxes	405	688	250

Supplemental noncash activities:
Asset additions and related obligations in payables	$541	$2,099	$269

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

1.	Summary of significant accounting policies

The Company – The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly-owned subsidiaries: MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics) and New Brighton Business Center, LLC (NBBC) (collectively referred to as the "Company").

MEDTOX Laboratories provides forensic toxicology, clinical toxicology, clinical testing for the pharmaceutical industry (central laboratory services, bioanalytical and pharmacokinetic testing), clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, and analysis of heavy and trace metals. In addition, MEDTOX Laboratories provides logistical support, data management and overall program management services.

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

Furniture and equipment: 3 – 10 years

Building and improvements: 10 – 39 years
Leasehold improvements: lesser of 10 years or life of lease

Goodwill and Other Intangible Assets – Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) provides that goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year after the Company’s annual forecasting process. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2008, 2007 or 2006. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Amortizable intangible assets consist of customer lists, technology, patents and trademarks and are amortized on a straight-line or accelerated basis based upon estimated useful or contractual lives, ranging from 5 to 20 years.

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

Income Taxes – The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Share-Based Compensation – The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)) under the modified prospective method of adoption. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying amount of our long-term debt approximated fair value at December 31, 2008 and 2007. The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions. The Company had no customers that accounted for more than 10% of consolidated revenues in 2008, 2007, or 2006 or accounts receivable at December 31, 2008 or 2007.

Comprehensive Income – Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 2008, 2007, and 2006, comprehensive income for the Company was equal to net income as reported.

New Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. The Company adopted this Statement as of January 1, 2008. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company does not expect the adoption of FSP 157-2 will have a material impact on the Company’s financial position or results of operations. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have an impact on the Company’s financial position or results of operations.

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

In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company does not expect the adoption of SFAS No. 141R will have a material impact on the Company’s financial position or results of operations.

2.	SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and NBBC. Services provided include drugs-of-abuse testing services and clinical & other laboratory services, which include clinical toxicology, clinical testing for the pharmaceutical industry, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2008	2007	2006
Laboratory Services:
Revenues	$66,127	$61,310	$54,045
Depreciation and amortization	4,211	3,458	2,930
Income from operations	5,364	6,387	6,139
Segment assets	59,812	56,430	47,259
Capital expenditures for segment assets	7,322	7,951	4,126

Product Sales:
Revenues	$19,686	$18,975	$15,759
Depreciation and amortization	627	573	502
Income from operations	4,283	3,629	2,062
Segment assets	10,102	8,701	6,737
Capital expenditures for segment assets	1,186	1,044	378

Corporate (unallocated):
Other expense	$(991)	$(707)	$(1,006)
Net deferred tax assets	3,612	4,818	5,878

Company:
Revenues	$85,813	$80,285	$69,804
Depreciation and amortization	4,838	4,031	3,432
Income from operations	9,647	10,016	8,201
Other expense	(991)	(707)	(1,006)
Income before income taxes	8,656	9,309	7,195
Total assets	73,526	69,949	59,874
Capital expenditures for assets	8,508	8,995	4,504

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2008	2007	2006

POC on-site testing products	$17,787	$16,632	$13,211
Contract manufacturing services	1,469	1,437	1,962
Other diagnostic products	430	906	586
	$19,686	$18,975	$15,759

3.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2008	2007

Raw materials	$958	$977
Work in process	358	317
Finished goods	418	583
Supplies, including off-site inventory	2,166	2,033
	$3,900	$3,910

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, trademarks and goodwill. Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process. No goodwill impairment was recognized in 2008, 2007 or 2006. There were no other changes in the carrying amount of goodwill in 2008, 2007 or 2006.

The components of other intangible assets were as follows at December 31:

(In thousands)		2008		2007
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Customer lists	10.6 years	2,671	(2,323)	348	2,671	(2,118)	553
Trademarks and other	13.7 years	87	(35)	52	60	(25)	35
Total	10.7 years	$2,758	$(2,358)	$400	$2,731	$(2,143)	$588

Amortization expense for amortizable intangible assets was approximately $0.2 million, $0.3 million and $0.4 million during 2008, 2007 and 2006, respectively. Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2009	$127
2010	75
2011	48
2012	21
2013	19
2014 and thereafter	110
$400

5.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2008	2007

Furniture and equipment	$30,798	$30,524
Building and improvements	8,490	8,260
Leasehold improvements	7,212	5,956
	46,500	44,740
Less accumulated depreciation	(17,296)	(17,855)
	$29,204	$26,885

Depreciation expense was approximately $4.6 million, $3.7 million and $3.1 million during 2008, 2007 and 2006, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

(In thousands)	2008	2007

Accrued clinic fees	$1,573	$1,933
Accrued bonus	415	1,116
Accrued salaries, wages and commissions	1,266	1,287
Accrued health insurance	581	435
Other accrued expenses	1,400	2,606
	$5,235	$7,377

7.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2008	2007

Term loan, due April 2011, 2.75% at December 31, 2008	$979	$1,656
Less current portion	(677)	(677)
	$302	$979

Long-term debt maturities at December 31, 2008 were as follows for the years ending December 31:

2009	$677
2010	302
2011	-
2012	-
2013	-
2014 and thereafter	-
$979

Wells Fargo Credit Agreement – The Company is a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the "Bank") maturing on November 1, 2009. The Wells Fargo Credit Agreement, as amended, consists of:

(i) a revolving line of credit ("Line of Credit") of up to $8.0 million bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, in effect on the first day of the applicable fixed rate term; and

(ii) a note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment bearing interest at either a rate of 0.25% below the Bank’s prime rate or at a fixed rate for a period of one, two, three, or four years at a rate of 2.25% in excess of the then current yield on U.S. Treasury Securities, adjusted to a constant maturity equal to such fixed rate period.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions. The Wells Fargo Credit Agreement also requires the Company to comply with certain financial covenants, including current ratio, tangible net worth, total liabilities to tangible net worth ratio, and debt service coverage ratio, all as defined in the Wells Fargo Credit Agreement. At December 31, 2008, the Company was in compliance with all financial covenants contained in the Wells Fargo Credit Agreement.

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

At December 31, 2008, the Company did not have an outstanding balance on its revolving line of credit. The weighted average interest rate on borrowings outstanding during the year under the revolving line of credit was 4.9%, 7.8% and 7.5% during 2008, 2007, and 2006, respectively.

Term Loan – In March 2006, the Company entered into a Term Note (the "Note") with the Bank for $3.4 million. The Note requires payment over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 2006. Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term.

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

The Company recorded approximately $13,000, $65,000 and $232,000 in total share-based compensation expense for stock options and stock awards in 2008, 2007, and 2006, respectively.

Stock Options - The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant. Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant. The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model. There were no options granted during 2008, 2007 or 2006.

The following table summarizes the stock option transactions for 2008:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options
				(In thousands)
Outstanding at December 31, 2007	765,655	$ 4.50
Granted	-	-
Exercised	(51,588)	$ 4.71
Forfeited/cancelled	-	-

Outstanding, vested and exercisable at December 31, 2008	714,067	$ 4.49	3.13	$ 2,666

The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the market price of the Company’s common stock at December 31, 2008 and the exercise price of the underlying options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised was approximately $615,000, $6,056,000 and $457,000 in 2008, 2007, and 2006, respectively. Cash received from option exercises was approximately $11,000, $434,000, and $302,000, in 2008, 2007, and 2006, respectively.

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

Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to approximately $13,000, $64,000 and $113,000, in 2008, 2007, and 2006, respectively.

A summary of the status of the Company’s non-vested stock awards at December 31, 2008 and changes during 2008 is presented below:

	Stock Award Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	58,271	$ 4.91
Granted	-	-
Vested	(53,271)	$ 4.70
Forfeited	-	-

Outstanding and expected to vest at December 31, 2008	5,000	$ 7.18

At December 31, 2008, there was approximately $5,000 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of approximately 7 months. The total fair value of stock awards vested was approximately $844,000, $1,091,000, and $790,000 in 2008, 2007, and 2006, respectively.

9.	STOCKHOLDERS’ EQUITY

Treasury Stock - In March 2006, the Board of Directors authorized up to $1.0 million for the repurchase of shares of the Company’s common stock. Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. During 2006, the Company repurchased 103,431 shares at a cost of $1.0 million, which are being held in treasury. The Company did not repurchase any shares under this program in 2008 or 2007.

Long-Term Incentive Plan - In 2008, 2007 and 2006, the Company repurchased 63,140, 66,703 and 82,550 shares of the Company’s common stock, respectively, at a cost of $1.0 million, $1.1 million and $0.8 million, respectively. The shares repurchased were placed in trust to fund the Long-Term Incentive Plan.

At December 31, 2008, 714,067 shares of common stock were reserved for future issuances related to the exercise of stock options previously granted under the stock option plans discussed in Note 8.

In September 1998, the Company’s Board of Directors declared a dividend of one preferred share purchase right ("Right") for each common share then outstanding. The Rights were distributed pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $29.80, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock. The Rights pursuant to this plan expired on September 18, 2008.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except share and per share data)	2008	2007	2006

Net income (A)	$5,572	$6,690	$4,548
Weighted average number of basic common shares outstanding (B)	8,455,092	8,322,092	8,148,726
Dilutive effect of stock options computed based on the treasury stock method using average market price	483,121	585,228	653,744
Weighted average number of diluted common shares outstanding (C)	8,938,213	8,907,320	8,802,470
Basic earnings per common share (A/B)	$0.66	$0.80	$0.56
Diluted earnings per common share (A/C)	$0.62	$0.75	$0.52

11.	INCOME TAXES

Income tax expense was as follows for the years ended December 31:

(In thousands)	2008	2007	2006

Current:
Federal	$341	$339	$394
State and local	25	(360)	20
Deferred	2,718	2,640	2,233
	$3,084	$2,619	$2,647

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2008	2007	2006

Computed expected federal income tax expense (benefit)	$2,943	$3,165	$2,446
State tax, net of federal effect	216	233	171
Change in valuation allowance	-	-	3
Additional net operating loss carryforwards	-	(141)	-
Settlement of state examination	-	(384)	-
Other, net	(75)	(254)	27
	$3,084	$2,619	$2,647

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2008	2007

Deferred income tax assets:
Accounts receivable allowances	$444	$362
Inventories	159	156
Accrued expenses	557	629
Building, equipment and improvements	-	179
Research and experimental credit carryforwards	537	412
Federal alternative minimum tax credit carryforwards	441	342
Net operating loss carryforwards	2,666	4,391
Other	751	614
Total deferred tax assets	5,555	7,085

Deferred income tax liabilities:
Building, equipment and improvements	(188)	-
Goodwill and other intangible assets	(2,833)	(2,267)
Total deferred tax liabilities	(3,021)	(2,267)
Net deferred tax assets	$2,534	$4,818

At December 31, 2008, the Company had federal net operating loss carryforwards (NOLs) of approximately $7.8 million, which are available to offset future taxable income.  The Company's federal and state NOLs expire in varying amounts each year from 2009 through 2027 in accordance with applicable federal and state tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

In 2008 and 2007, income tax benefits attributable to share-based compensation of approximately $0.4 million and $1.9 million, respectively, were allocated to additional paid-in capital in stockholders’ equity in the accompanying consolidated balance sheet.

The Company adopted FIN 48 effective January 1, 2007. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying this Interpretation did not result in any adjustment to retained earnings as of January 1, 2007. At January 1, 2007, the Company had $331,000 of unrecognized tax benefits. During 2007, the Company decreased its unrecognized tax benefits by $331,000 due to the tax benefit from the favorable resolution of the North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc. The decrease was recorded as a benefit to income tax expense. The Company does not have any unrecognized tax benefits at December 31, 2008 or 2007.

The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In conjunction with the adoption of FIN 48, the Company began recording income tax related interest expense and interest income in income tax expense in its Consolidated Statements of Income. In prior periods, such interest expense or income was recorded in interest expense or interest income. Penalties, if any, will be recorded as a component of income tax expense. The Company did not have any accrued interest related to uncertain tax positions at December 31, 2008 or 2007.

12.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements. Contributions to the plan are at the discretion of the Company’s Board of Directors. The 401(k) expense was approximately $222,000, $125,000 and $75,000 in 2008, 2007 and 2006, respectively.

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

The Compensation Committee determined the total 2008, 2007 and 2006 contribution amounts to be $1.1 million, $1.1 million and $0.8 million, respectively, allocated among all participants. To fund the 2008 contribution amount, the Company purchased $1.0 million or 63,140 shares of its own stock and $0.1 million of money market funds, which were contributed to a grantor trust. To fund the 2007 and 2006 contribution amounts, the Company purchased 66,703 and 82,550 shares, respectively, of its own stock, which were contributed to a grantor trust. In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet. In 2008, the purchase of the money market funds was recorded in other assets in the accompanying consolidated balance sheet. The Company records compensation expense on a straight-line basis over the three to five year vesting periods, which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet. The Company recorded approximately $0.6 million, $0.5 million and $0.5 million of compensation expense (recorded in selling, general and administrative expenses) in 2008, 2007 and 2006, respectively, in conjunction with the LTIP.

Supplemental Executive Retirement Plan (SERP) – The Company adopted the SERP, which provides supplemental retirement benefits and allows deferral of a portion of base salary and performance based short-term bonuses for selected officers of the Company. The annual supplemental retirement contribution amount to which an officer is entitled for a plan year is a discretionary amount determined by the Compensation Committee of the Board of Directors. Under the SERP, supplemental retirement benefit contribution amounts vest over one to three year periods.

The Compensation Committee determined the 2008, 2007 and 2006 contribution amounts to be $242,000, $225,000 and $136,000, respectively, allocated among all participants. The plan participants elected to allocate their contribution amounts for all years into investment options consisting of various marketable equity securities. According to the SERP agreement, the future payment of benefits will be distributed to the participant in either a lump sum, or in annual installment payments of at least two years, but not more than ten years, in accordance with the election made by the participant. In accordance with EITF 97-14, the deferred compensation was recorded as a marketable equity security in other assets in the accompanying consolidated balance sheet. The Company recorded compensation expense (recorded in selling, general and administrative expenses) of $81,000, $225,000 and $136,000 in 2008, 2007 and 2006, respectively, which was classified as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet. The deferred compensation liability was reduced approximately $257,000 and $39,000 in 2008 and 2007, respectively, with a corresponding credit to compensation expense, to reflect the change in the fair value of the amount owed to the participant. The fair value of the marketable equity security also decreased approximately $257,000 and $39,000 in 2008 and 2007, respectively, to reflect the investment loss (recorded in other expense). In 2006, the deferred compensation liability was increased approximately $37,000 with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant. The fair value of the marketable equity security also increased approximately $37,000 in 2006 to reflect the investment earnings (recorded in other expense).

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease. Rental payments to the director were approximately $779,000, $424,000, and $415,000 during 2008, 2007, and 2006, respectively. In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from the director, which is included in the 2008 rental payment.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016. Under the terms of the facility leases, a pro rata share of the facilities’ operating expenses and real estate taxes are charged as additional rent.

At December 31, 2008, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
Operating Leases

2009	$767
2010	679
2011	529
2012	457
2013	349
2014 and thereafter	785
$3,566

Rent expense (including amounts for the facilities leased from the director) amounted to $1.7 million, $1.6 million, and $1.5 million during 2008, 2007, and 2006, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

14.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses. In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent. The Company received $300,000 for reimbursement of tenant improvements completed in 2001. Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses. These facilities have always been owned and leased to the Company by a director of the Company. In 2003, the Company completed additional tenant improvements to the premises of $300,000. In November 2003, the Company amended and restated these leases. Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016. In 2008, the annual base rent was approximately $424,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements. The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises based upon review of prevailing market rates at the time of lease renewal.

In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the facilities leased from the director relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company. The prepayment was recorded as prepaid rent in other assets (long-term) in the accompanying consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.

15.	QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$20,705	$21,877	$22,410	$20,821
Gross profit	9,172	9,499	9,432	8,223
Net income	1,587	1,928	1,644	413
Basic earnings per share	0.19	0.23	0.20	0.05
Diluted earnings per share	0.18	0.22	0.19	0.05

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$19,026	$20,776	$20,759	$19,724
Gross profit	8,742	9,577	9,501	8,536
Net income	1,555	1,761	1,939	1,435
Basic earnings per share	0.19	0.21	0.23	0.17
Diluted earnings per share	0.18	0.20	0.22	0.16

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2008
Allowance for Doubtful Accounts	$264,000	$544,000	$446,000	(1)	$362,000

Year ended December 31, 2007
Allowance for Doubtful Accounts	$280,000	$377,000	$393,000	(1)	$264,000

Year ended December 31, 2006
Allowance for Doubtful Accounts	$332,000	$373,000	$425,000	(1)	$280,000

(1)	Uncollectible accounts written off, net of recoveries.