Form 10-K/A
period 2008-12-31
MEDTOX SCIENTIFIC INC
filed 2009-04-28
CIK 739944

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MEDTOX Scientific, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 10, 2009 (the “Original Filing”), to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.1 and 31.2 and the exhibit index in Item 15 of the Original Filing is being amended to reflect the filing of the amended Certifications.

Except for the filing of the amended Certifications and the amendment to Item 15 as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.1	Bylaws of the Registrant, as amended. (Incorporated by reference to exhibit 3.1 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Restated Certificate of Incorporation, as amended. (Incorporated by reference to exhibit 3.2 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

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

21.1	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002 (as amended).*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002 (as amended).*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of April, 2009.

MEDTOX Scientific, Inc.

Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	April 28, 2009
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	April 28, 2009
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	April 28, 2009
Steven J. Schmidt	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	April 28, 2009
Brian P. Johnson

/s/ Robert J. Marzec	Director	April 28, 2009
Robert J. Marzec

/s/ Samuel C. Powell	Director	April 28, 2009
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	April 28, 2009
Robert A. Rudell