Form 10-Q
period 2009-03-31
MEDTOX SCIENTIFIC INC
filed 2009-05-01
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [	]	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer ☐	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2009
Common Stock, $0.15 par value per share	8,537,460

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three

Months Ended March 31, 2009 and 2008	3

Consolidated Balance Sheets – March 31, 2009

and December 31, 2008	4

Consolidated Statements of Cash Flows – Three

Months Ended March 31, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	10

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4:

Controls and Procedures	22

Part II	Other Information	23

Item 1:	Legal Proceedings	23
Item 1A:	Risk Factors	23
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	23
Item 3:	Defaults upon Senior Securities	23
Item 4:	Submission of Matters to a Vote of Securities Holders	23
Item 5:	Other Information	24
Item 6:	Exhibits	24

Signatures	25
Exhibit Index	26

PART IFINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$8,446	$9,834
Clinical & other laboratory services	7,712	5,685
Product sales	4,500	5,186
	20,658	20,705

COST OF REVENUES:
Cost of services	11,117	9,604
Cost of sales	1,898	1,929
	13,015	11,533

GROSS PROFIT	7,643	9,172

OPERATING EXPENSES:
Selling, general and administrative	6,221	5,870
Research and development	570	605
	6,791	6,475

INCOME FROM OPERATIONS	852	2,697

OTHER EXPENSE:
Interest expense	(6)	(30)
Other expense	(184)	(167)
	(190)	(197)

INCOME BEFORE INCOME TAX EXPENSE	662	2,500

INCOME TAX EXPENSE	(242)	(913)

NET INCOME	$420	$1,587

BASIC EARNINGS PER COMMON SHARE	$0.05	$0.19

DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,496,350	8,447,875
Diluted	8,693,042	8,968,547

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,549	$4,069
Accounts receivable:
Trade, less allowance for doubtful accounts ($358 in 2009 and $362 in 2008)	14,636	13,304
Other	762	778
Total accounts receivable	15,398	14,082
Inventories	3,947	3,900
Prepaid expenses and other	1,491	1,353
Deferred income taxes	3,370	3,612
Total current assets	27,755	27,016
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,851	29,204
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	368	400
OTHER ASSETS	928	939
TOTAL ASSETS	$73,869	$73,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,961	$3,712
Accrued expenses	5,043	5,235
Current portion of long-term debt	677	677
Total current liabilities	9,681	9,624
LONG-TERM DEBT, net of current portion	133	302
OTHER LONG-TERM LIABILITIES	2,258	2,057
DEFERRED INCOME TAXES, net	1,078	1,078

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares,
8,640,891 in 2009 and 8,563,087 in 2008	1,296	1,284
Additional paid-in capital	88,231	88,017
Accumulated deficit	(23,802)	(24,222)
Common stock held in trust, at cost, 365,321 shares in 2009 and 307,267 shares in 2008	(4,006)	(3,614)
Treasury stock, at cost, 103,431 shares in 2009 and 2008	(1,000)	(1,000)
Total stockholders' equity	60,719	60,465
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,869	$73,526

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$420	$1,587
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,299	1,127
Provision for losses on accounts receivable	158	111
Loss on sale of equipment	9	5
Deferred and stock-based compensation	203	113
Deferred income taxes	242	913
Changes in operating assets and liabilities:
Accounts receivable	(1,474)	(899)
Inventories	(47)	(426)
Prepaid expenses and other current assets	(138)	(2)
Other assets	11	(364)
Accounts payable and accrued expenses	(146)	(41)
Net cash provided by operating activities	537	2,124

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(720)	(2,493)
Net cash used in investing activities	(720)	(2,493)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds on revolving credit facility	-	900
Principal payments on long-term debt	(169)	(169)
Purchase of common stock for incentive plan	(392)	(1,003)
Net proceeds from sale of common stock	224	-
Payment of taxes from traded shares	-	(226)
Net cash used in financing activities	(337)	(498)

DECREASE IN CASH AND CASH EQUIVALENTS	(520)	(867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,069	2,220

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,549	$1,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7	$27
Income taxes	11	13

Supplemental noncash activities:
Asset additions and related obligations in payables	727	478

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Standards: In November 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For the Company, SFAS No. 141R was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring on or after January 1, 2009.  The Company adopted SFAS No. 141R as of January 1, 2009. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company adopted FSP 157-2 as of January 1, 2009. The adoption of FSP 157-2 did not have an impact on the Company’s financial position or results of operations.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and the New Brighton Business Center (NBBC). Services provided include drugs-of-abuse testing services and clinical & other laboratory services, which include clinical toxicology, clinical testing for the pharmaceutical industry, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2009	March 31, 2008
Laboratory Services:
Revenues	$16,158	$15,519
Depreciation and amortization	1,151	974
Income from operations	74	1,411
Capital expenditures for segment assets	623	2,211

Product Sales:
Revenues	$4,500	$5,186
Depreciation and amortization	148	153
Income from operations	778	1,286
Capital expenditures for segment assets	97	282

Corporate (unallocated):
Other expense	$(190)	$(197)

Company:
Revenues	$20,658	$20,705
Depreciation and amortization	1,299	1,127
Income from operations	852	2,697
Other expense	(190)	(197)
Income before income tax expense	662	2,500
Capital expenditures for assets	720	2,493

(In thousands)	March 31, 2009	December 31, 2008
Assets:
Laboratory Services	$59,866	$59,812
Product Sales	10,633	10,102
Corporate (unallocated)	3,370	3,612
Company	$73,869	$73,526

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2009	March 31, 2008

POC on site testing products	$4,025	$4,601
Contract manufacturing services	378	479
Other diagnostic products	97	106
	$4,500	$5,186

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008

Raw materials	$807	$958
Work in process	389	358
Finished goods	377	418
Supplies, including off-site inventory	2,374	2,166
	$3,947	$3,900

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company typically performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year. In the first quarter of 2009, the Company experienced a decline in its market capitalization, which is considered a possible impairment indicator. Accordingly, the Company performed an interim test of goodwill for impairment. Based upon the Company’s interim impairment analysis of goodwill during the first quarter of 2009, the Company determined that there was no goodwill impairment.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2009	March 31, 2008

Net income (A)	$420	$1,587
Weighted average number of basic common shares outstanding (B)	8,496,350	8,447,875
Dilutive effect of stock options computed based on the treasury stock method using average market price	196,692	520,672
Weighted average number of diluted common shares outstanding (C)	8,693,042	8,968,547
Basic earnings per common share (A/B)	$0.05	$0.19
Diluted earnings per common share (A/C)	$0.05	$0.18

6. INCOME TAXES

At December 31, 2008, the Company had federal net operating loss carryforwards (NOLs) of approximately $7.8 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2009 through 2027 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words. Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding the sufficiency of our existing resources to fund our planned operations through 2009, and (vi) statements of assumptions underlying other statements and statements about our business.

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008

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

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we sought “prescription use” clearance for the new reader. We filed a 510(k) application in March 2008. The FDA requested additional data and studies as well as certain modifications to our product labeling and package insert which we completed. On February 13, 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers to be used with nine drugs. We have distributed 40 readers to customers at this time. We are also in the process of preparing an additional filing with the FDA for three more drugs to be added to the reader menu. We expect that filing to take place in the second quarter of 2009. Until the additional three drugs are approved for the reader, we expect most of our clients to continue to use our visual read device. To date, we have not experienced significant attrition of clients for this product line.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the first quarter of 2009, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past three years, we have expanded our number of sales representatives from 23 to 39. The increase in sales representatives has increased our business from new accounts and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the first quarter of 2009, we were unable to achieve these goals due in part to challenging economic conditions.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

	Three Months Ended				Quarter-over-Quarter
	March 31, 2009	% of Revenues	March 31, 2008	% of Revenues	$ Change	% Change
Revenues:

Laboratory Services	$ 16,158	78.0%	$ 15,519	75.0%	$ 639	4%

Product Sales	4,500	22.0%	5,186	25.0%	(686)	(13)%

	$ 20,658	100.0%	$ 20,705	100.0%	$ (47)	*%

* Less than 1%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services and revenues from clinical & other laboratory services. Our revenues from drugs-of-abuse testing decreased 14% to $8.4 million in the first quarter of 2009 primarily as a result of a 28% decline in revenues from our existing drugs-of-abuse clients due to challenging economic conditions affecting hiring decisions by those clients. This decrease was partially mitigated by a 14% increase in revenues from new drugs-of abuse clients. We expect a continuing negative impact on revenue from our drugs-of-abuse clients in 2009 caused by the negative economic conditions affecting hiring. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our clinical and other laboratory services increased 36% to $7.7 million in the first quarter of 2009. The improvement was driven by strong growth in testing for clinical trial services and growth generated by our expanded clinical laboratory capabilities. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, decreased 13% to $4.0 million in the first quarter of 2009. The decrease was due primarily to a 28% decline in revenues from device sales in the workplace market attributable to tough economic conditions affecting hiring decisions. Overall, pricing for our POCT devices was slightly lower than the prior year quarter.

Sales of contract manufacturing services decreased 21% to $0.4 million in the first quarter of 2009. After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we plan to exit the contract manufacturing services business over the next 18 months. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products were flat at $0.1 million in the first quarter of 2009 compared to the same period in 2008.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
	March 31, 2009	% of Revenues	March 31, 2008	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 11,117	68.8%*	$ 9,604	61.9%*	$ 1,513	16%

Cost of Sales	1,898	42.2%**	1,929	37.2%**	(31)	(2)%

	$ 13,015	63.0%	$ 11,533	55.7%	$ 1,482	13%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin decreased to 37.0% of revenues in the first quarter of 2009, compared to 44.3% of revenues for the same period in 2008.

Laboratory Services gross margin was 31.2% in the first quarter of 2009, down from 38.1% in the first quarter of 2008. The decrease in gross margin was due to a 14% drop in drugs-of-abuse testing revenue over a highly fixed cost structure and increased costs associated with our clinical laboratory expansion. Gross margin from Product Sales decreased to 57.8% in the first quarter of 2009, down from 62.8% in the same period of 2008 and primarily reflects a shift in sales mix of point-of-collection testing devices, with a decrease in higher margin PROFILE® devices sold in the workplace market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2009	% of Revenues	March 31, 2008	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 6,221	30.1%	$ 5,870	28.4%	$ 351	6%

Research and development	570	2.8%	605	2.9%	(35)	(6)%

	$ 6,791	32.9%	$ 6,475	31.3%	$ 316	5%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.2 million, or 30.1% of revenues in the first quarter of 2009, compared to $5.9 million, or 28.4% of revenues in the first quarter of 2008. Our increased spending was primarily associated with an increase in sales and marketing expense and information technology expense.

   Research and Development Expenses. Research and development expenses decreased 6% to $570,000 in the first quarter of 2009, primarily due to decreased spending for on-going projects in our Product Sales segment.

Income Taxes

We recorded a tax provision for the three months ended March 31, 2009 and March 31, 2008 based upon an effective tax rate of 36.5% for both periods.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from debt financing. Cash and cash equivalents at March 31, 2009 were $3.5 million, compared to $4.1 million at December 31, 2008.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2009 compared to $2.1 million for the same period of 2008. The decrease was primarily due to reduced operating results.

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

Net cash used in investing activities, consisting of capital expenditures, was $0.7 million for the three months ended March 31, 2009 compared to $2.5 million for the same period of 2008. The decrease in the first quarter of 2009 was primarily due to the absence of costs incurred in the first quarter of 2008 associated with the expansion of our regional clinical laboratory capabilities. In both periods, these expenditures included equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2009, compared to $0.5 million in the prior year period. The slight decrease was primarily due to a decrease in the repurchase of shares of our common stock. This impact was partially offset by proceeds received on the revolving credit facility of $0.9 million in the first quarter of 2008. In the first quarter of 2009, we repurchased 58,054 shares of our common stock in the open market for a cost of $0.4 million. In the first quarter of 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) maturing on November 1, 2009. We are currently in the process of negotiating the renewal of the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement, as amended, consists of:

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. As of March 31, 2009, we had total borrowing capacity of $8.0 million on our line of credit. We did not have an outstanding balance on our Line of Credit at March 31, 2009.

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

We continue to follow a plan which includes (i) aggressively monitoring and controlling costs, (ii) increasing revenues from sales of our existing products and services (iii) developing new products and services, as well as (iv) selectively pursuing synergistic acquisitions to increase our critical mass. However, there can be no assurance that costs can be controlled, revenues can be increased, financing may be obtained, acquisitions successfully consummated, or that we will be profitable.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of March 31, 2009:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 822	$ 689	$ 133	$ -	$ -

Operating leases	3,365	756	1,147	765	697

Total contractual obligations	$ 4,187	$ 1,445	$ 1,280	$ 765	$ 697
(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.4 million at March 31, 2009 as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

In November 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS No. 141R was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring on or after January 1, 2009.  We adopted SFAS No. 141R as of January 1, 2009. The adoption of this Statement did not have an impact on our financial position or results of operations.

In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted FSP 157-2 as of January 1, 2009. The adoption of FSP 157-2 did not have an impact on our financial position or results of operations.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2009. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 1A  RISK FACTORS. There have been no material changes to our risk factors during the quarter ended March 31, 2009. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	-	-	-	-
February 1 - 28	24,134	$ 6.90	-	-
March 1 - 31	33,920	6.65	-	-
Total	58,054	$ 6.71	-	-

(a) Represents the number of shares of the Company’s common stock repurchased to fund the Company’s Long-Term Incentive Plan (LTIP). Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

In addition to shares repurchased to fund the Company’s LTIP, shares of common stock were surrendered by employees to satisfy the exercise price on stock option exercises.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable

ITEM 5	OTHER INFORMATION.

Target Financial Objectives for Fiscal Year 2009 under the Annual Incentive Plan and Long Term Incentive Plan

On February 11, 2009, the Compensation Committee of the Board of Directors of the Company (the “Committee) approved weighted target financial objectives for the Company’s 2009 Annual Incentive Plan and Long-Term Incentive Plan (LTIP). Awards will be based on the target payouts set forth below, which are expressed as a percentage of base salary. Specific payments to individuals could exceed the following targets if the Company achieves more than 100% of its target financial objectives, but in no event will the Annual Incentive Payment or LTIP individually exceed two times base salary.

Title	Target Payout %
Chief Executive Officer	100%

Chief Financial Officer and Chief Operating Officer of MEDTOX Laboratories, Inc.	50%

Vice President and Chief Marketing Officer	50%

Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	50%

Vice President Quality, Regulatory Affairs, and Human Resources	50%

Employees must be employed by the Company as of December 31, 2009, and at the time of the awards in order to participate in the Plans, and awards may be adjusted on a pro rata basis to the extent any employee is employed for only a portion of the year 2009. The Chief Executive Officer will recommend individual awards for all participating employees (except for the Chief Executive Officer) for approval by the Committee based on an assessment of each individual’s performance. The Committee may approve or disapprove any recommended awards in whole or in part in its sole discretion. The Committee shall determine the award for the Chief Executive Officer based on an assessment of his performance for 2009.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	May 1, 2009
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	May 1, 2009
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	May 1, 2009
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2009

Exhibit
Number	Description

10.1	Target Financial Objectives for Fiscal Year 2009 under the Annual Incentive Plan and Long Term Incentive Plan

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.