Form 10-Q
period 2009-06-30
MEDTOX SCIENTIFIC INC
filed 2009-07-30
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer ☐	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2009
Common Stock, $0.15 par value per share	8,545,077

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Six Months Ended June 30, 2009 and 2008	3

Consolidated Balance Sheets – June 30, 2009

and December 31, 2008	4

Consolidated Statements of Cash Flows – Six

Months Ended June 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	10

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	23

Item 4:

Controls and Procedures	23

Part II	Other Information	24

Item 1:	Legal Proceedings	24
Item 1A:	Risk Factors	24
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	24
Item 3:	Defaults upon Senior Securities	24
Item 4:	Submission of Matters to a Vote of Securities Holders	24
Item 5:	Other Information	25
Item 6:	Exhibits	25

Signatures	26
Exhibit Index	27

PART I      FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$ 9,618	$ 10,757	$ 18,064	$ 20,591
Clinical & other laboratory services	6,969	6,024	14,681	11,709
Product sales	4,745	5,096	9,245	10,282
	21,332	21,877	41,990	42,582
COST OF REVENUES:
Cost of services	11,634	10,320	22,751	19,924
Cost of sales	2,032	2,058	3,930	3,987
	13,666	12,378	26,681	23,911

GROSS PROFIT	7,666	9,499	15,309	18,671

OPERATING EXPENSES:
Selling, general and administrative	6,521	5,878	12,742	11,748
Research and development	589	501	1,159	1,106
	7,110	6,379	13,901	12,854

INCOME FROM OPERATIONS	556	3,120	1,408	5,817

OTHER EXPENSE:
Interest expense	(5)	(23)	(11)	(53)
Other expense	(62)	(198)	(246)	(365)
	(67)	(221)	(257)	(418)

INCOME BEFORE INCOME TAX EXPENSE	489	2,899	1,151	5,399

INCOME TAX EXPENSE	(178)	(971)	(420)	(1,884)

NET INCOME	$ 311	$ 1,928	$ 731	$ 3,515

BASIC EARNINGS PER COMMON SHARE	$ 0.04	$ 0.23	$ 0.09	$ 0.42

DILUTED EARNINGS PER COMMON SHARE	$ 0.04	$ 0.22	$ 0.08	$ 0.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,538,965	8,456,623	8,518,524	8,452,249
Diluted	8,816,645	8,956,351	8,759,333	8,962,728

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,260	$4,069
Accounts receivable:
Trade, less allowance for doubtful accounts ($429 in 2009 and $362 in 2008)	14,761	13,304
Other	886	778
Total accounts receivable	15,647	14,082
Inventories	3,729	3,900
Prepaid expenses and other	1,162	1,353
Deferred income taxes	3,192	3,612
Total current assets	26,990	27,016
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,889	29,204
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	336	400
OTHER ASSETS	1,093	939
TOTAL ASSETS	$73,275	$73,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,516	$3,712
Accrued expenses	4,560	5,235
Current portion of long-term debt	640	677
Total current liabilities	8,716	9,624
LONG-TERM DEBT, net of current portion	-	302
OTHER LONG-TERM LIABILITIES	2,431	2,057
DEFERRED INCOME TAXES, net	1,078	1,078

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares,
8,648,508 in 2009 and 8,563,087 in 2008	1,297	1,284
Additional paid-in capital	88,268	88,017
Accumulated deficit	(23,491)	(24,222)
Common stock held in trust, at cost, 367,911 shares in 2009 and 307,267 shares in 2008	(4,024)	(3,614)
Treasury stock, at cost, 103,431 shares in 2009 and 2008	(1,000)	(1,000)
Total stockholders' equity	61,050	60,465
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,275	$73,526

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$731	$3,515
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,641	2,323
Provision for losses on accounts receivable	310	209
Loss on sale of equipment	13	6
Deferred and stock-based compensation	378	246
Deferred income taxes	420	1,884
Changes in operating assets and liabilities:
Accounts receivable	(1,851)	(1,681)
Inventories	171	(158)
Prepaid expenses and other current assets	191	65
Other assets	(153)	(627)
Accounts payable and accrued expenses	(1,003)	(1,080)
Net cash provided by operating activities	1,848	4,702

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(2,144)	(3,981)
Net cash used in investing activities	(2,144)	(3,981)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(339)	(339)
Purchase of common stock for incentive plan	(410)	(1,003)
Net proceeds from the exercise of stock options	236	-
Payment of taxes from traded shares	-	(225)
Net cash used in financing activities	(513)	(1,567)

DECREASE IN CASH AND CASH EQUIVALENTS	(809)	(846)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,069	2,220

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,260	$1,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12	$55
Income taxes	31	183

Supplemental noncash activities:
Asset additions and related obligations in payables	656	774

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

In April 2009, the FASB issued Staff Position 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP 107-1 and APB 28-1 effective April 1, 2009. The adoption of FSP 157-2 did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. Management has evaluated subsequent events through the date of this filing.

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Laboratory Services:
Revenues	$16,587	$16,781	$32,745	$32,300
Depreciation and amortization	1,172	1,041	2,323	2,015
Income (loss) from operations	(297)	1,854	(223)	3,265
Capital expenditures for segment assets	1,348	1,132	1,971	3,343

Product Sales:
Revenues	$4,745	$5,096	$9,245	$10,282
Depreciation and amortization	170	155	318	308
Income from operations	853	1,266	1,631	2,552
Capital expenditures for segment assets	76	356	173	638

Corporate (unallocated):
Other expense	$(67)	$(221)	$(257)	$(418)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Company:
Revenues	$21,332	$21,877	$41,990	$42,582
Depreciation and amortization	1,342	1,196	2,641	2,323
Income from operations	556	3,120	1,408	5,817
Other expense	(67)	(221)	(257)	(418)
Income before income tax expense	489	2,899	1,151	5,399
Capital expenditures for assets	1,424	1,488	2,144	3,981

(In thousands)	June 30, 2009	December 31, 2008
Assets:
Laboratory Services	$58,315	$59,812
Product Sales	11,768	10,102
Corporate (unallocated)	3,192	3,612
Company	$73,275	$73,526

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

POC on-site testing products	$4,316	$4,672	$8,341	$9,273
Contract manufacturing services	327	303	705	782
Other diagnostic products	102	121	199	227
	$4,745	$5,096	$9,245	$10,282

3. INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008

Raw materials	$657	$958
Work in process	407	358
Finished goods	327	418
Supplies, including off-site inventory	2,338	2,166
	$3,729	$3,900

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (A)	$311	$1,928	$731	$3,515
Weighted average number of basic common shares outstanding (B)	8,538,965	8,456,623	8,518,524	8,452,249
Dilutive effect of stock options computed based on the treasury stock method	277,680	499,728	240,809	510,479
Weighted average number of diluted common shares outstanding (C)	8,816,645	8,956,351	8,759,333	8,962,728
Basic earnings per common share (A/B)	$0.04	$0.23	$0.09	$0.42
Diluted earnings per common share (A/C)	$0.04	$0.22	$0.08	$0.39

5. INCOME TAXES

At December 31, 2008, the Company had federal net operating loss carryforwards (NOLs) of approximately $7.8 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2018 through 2028 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words. Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements relating to temporary curtailment of trial activity, (vi) statements regarding the sufficiency of our existing resources to fund our planned operations through 2009, and (vii) statements of assumptions underlying other statements and statements about our business.

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

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we sought “prescription use” clearance for the new reader. We filed a 510(k) application in March 2008. The FDA requested additional data and studies as well as certain modifications to our product labeling and package insert which we completed. In February 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers to be used with nine drugs. In May 2009, we filed a 510(k) application with the FDA for three more drugs to be added to the reader menu. On July 24, 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers to be used with three additional drugs. The total number of drugs detectable on the system is now twelve. To date, we have not experienced significant attrition of clients for this product line.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the first and second quarters of 2009, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past three years, we have expanded our number of sales representatives from

23 to 45. The increase in sales representatives has increased our business from new accounts and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

In 2009, we introduced the next generation PROFILE®-V MEDTOXScan® Drugs-of-Abuse Test System with added functionality for hospital laboratories and emergency rooms.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and six-month periods ended June 30, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the second quarter of 2009 and the first six months of this year, we were unable to fully achieve these goals due in part to challenging economic conditions.

Revenues

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	June 30, 2009	June 30, 2008	$ Change	% Change	June 30, 2009	June 30, 2008	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$ 9,618	$10,757	$ (1,139)	(11)%	$ 18,064	$ 20,591	$ (2,527)	(12)%
Clinical & other laboratory services	6,969	6,024	945	16%	14,681	11,709	2,972	25%

Product Sales	4,745	5,096	(351)	(7)%	9,245	10,282	(1,037)	(10)%

	$ 21,332	$ 21,877	$ (545)	(3)%	$ 41,990	$ 42,582	$ (592)	(1)%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from clinical and other laboratory services. Our revenues from drugs-of-abuse testing decreased 11% to $9.6 million and 12% to $18.1 million for the three and six month periods ended June 30, 2009, respectively. The decrease in both periods was primarily a result of a 27% and 28% decline in revenues from our existing drugs-of-abuse clients for the three and six months periods ended June 30, 2009, respectively, due to challenging economic conditions affecting hiring decisions by those clients. This decrease was partially mitigated by a 16% and 15% increase in revenues from new drugs-of-abuse clients for the three and six months periods ended June 30, 2009, respectively. We expect a continuing negative impact on revenue from our drugs-of-abuse clients in 2009 caused by the negative economic conditions affecting hiring. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our clinical and other laboratory services for the three and six months ended June 30, 2009, increased 16% to $7.0 million and 25% to $14.7 million, respectively. The improvement in both periods was driven primarily by growth generated by our expanded clinical laboratory capabilities. For the six months ended June 30, 2009, the improvement was also due to strong growth in testing for clinical trial services. For the three months ended June 30, 2009, the clinical and other laboratory services growth was dampened by lower growth in testing for clinical trial services as a result of a cancellation by the sponsor of one active trial and temporary curtailment of trial activity from one of our preferred client relationships. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, decreased 8% to $4.3 million and 10% to $8.3 million for the three and six months ended June 30, 2009, respectively. The decrease in both periods was due primarily to a 29% and 28% decline in revenues from device sales in the workplace market for the three and six months ended June 30, 2009, respectively, attributable to tough economic conditions affecting hiring decisions. The decrease in both periods was partially offset by strong sales of SURE-SCREEN® devices in the hospital market. Overall, pricing for our POCT devices was slightly lower than the prior year periods.

Sales of contract manufacturing services increased 8% to $0.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, sales of contract manufacturing services decreased 10% to $0.7 million. After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we plan to exit the contract manufacturing services business over the next 12 to 18 months. Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products were flat at $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2009	% of Revenues	June 30, 2008	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 11,634	70.1%*	$ 10,320	61.5%*	$ 1,314	13%

Cost of Sales	2,032	42.8%**	2,058	40.4%**	(26)	(1)%

	$ 13,666	64.1%	$ 12,378	56.6%	$ 1,288	10%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2009	% of Revenues	June 30, 2008	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 22,751	69.5%*	$ 19,924	61.7%*	$ 2,827	14%

Cost of Sales	3,930	42.5%**	3,987	38.8%**	(57)	(1)%

	$ 26,681	63.5%	$ 23,911	56.2%	$ 2,770	12%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 35.9% and 36.5% of revenues for the three and six months ended June 30, 2009, respectively, compared to 43.4% and 43.8% of revenues for the same periods in 2008.

Laboratory Services gross margin was 29.9% and 30.5% for the three and six months ended June 30, 2009, respectively, down from 38.5% and 38.3% for the same periods of 2008. The decrease in both periods in 2009 was due to the drop in drugs-of-abuse testing revenues over a highly fixed cost structure and increased costs associated with our clinical laboratory expansion.

Gross margin from Product Sales was 57.2% and 57.5% for the three and six months ended June 30, 2009, respectively, down from 59.6% and 61.2% for the same periods of 2008. The decrease in both periods in 2009 primarily reflects a shift in sales mix of point-of-collection testing devices, with a decrease in higher margin PROFILE® devices sold in the workplace market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2009	% of Revenues	June 30, 2008	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 6,521	30.6%	$ 5,878	26.9%	$ 643	11%

Research and development	589	2.8%	501	2.3%	88	18%

	$ 7,110	33.3%	$ 6,379	29.2%	$ 731	12%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2009	% of Revenues	June 30, 2008	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 12,742	30.3%	$ 11,748	27.6%	$ 994	9%

Research and development	1,159	2.8%	1,106	2.6%	53	5%

	$ 13,901	33.1%	$ 12,854	30.2%	$ 1,047	8%

 Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $6.5 million, or 30.6% of revenues for the three months ended June 30, 2009, compared to $5.9 million, or 26.9% of revenues for the same period in 2008. For the six months ended June 30, 2009, SG&A expenses increased to $12.7 million, or 30.3% of revenues, compared to $11.7 million, or 27.6% of revenues for the same period in 2008. Our increased spending in both periods of 2009 was primarily associated with an increase in sales and marketing expense as well as the reclassification of $150,000 from Other Expense which was determined to be more appropriately classified in SG&A expenses in the second quarter of 2009.

 Research and Development Expenses. Research and development expenses increased 18% and 5%, respectively, to $0.6 million and $1.2 million for the three and six months ended June 30, 2009. The increase in spending in both periods of 2009 was primarily due to increased spending for on-going product development projects in our Product Sales segment.

Other Expense

Other expense consists primarily of interest expense, our investment gains/losses, and the net expenses associated with our building rental activities. These expenses decreased $154,000 and $161,000 respectively, to $67,000 and $257,000 for the three and six months ended June 30, 2009. The decrease in both periods was due to the reclassification of $150,000 from Other Expense which was determined to be more appropriately classified in SG&A expenses in the second quarter of 2009.

Income Taxes

We recorded a tax provision for the three and six months ended June 30, 2009 based upon an effective tax rate of 36.5% compared to an effective tax rate of 33.5% and 34.9% for the comparable periods in 2008. The lower rate in the three and six month periods ended June 30, 2008 was due to a research and development tax credit.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations. Cash and cash equivalents at June 30, 2009 were $3.3 million, compared to $4.1 million at December 31, 2008.

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2009, compared to $4.7 million for the six months ended June 30, 2008. The decrease was primarily due to reduced operating results.

Net cash used in investing activities, consisting of capital expenditures, was $2.1 million for the six months ended June 30, 2009, compared to $4.0 million for the same period of 2008. The decrease in the first six months of 2009 was primarily due to the absence of costs incurred in the first six months of 2008 associated with the expansion of our regional clinical laboratory capabilities. In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2009, compared to $1.6 million in the prior year period. The decrease was primarily due to a decrease in the repurchase of shares of our common stock. In the first six months of 2009, we repurchased 60,644 shares of our common stock in the open market for a cost of $0.4 million. In the first six months of 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At June 30, 2009, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on our Line of Credit at June 30, 2009.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of June 30, 2009:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 650	$ 650	$ -	$ -	$ -

Operating leases	3,186	743	1,108	725	610

Total contractual obligations	$ 3,836	$ 1,393	$ 1,108	$ 725	$ 610

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.4 million at June 30, 2009, as the specific payment dates and amounts are unknown.

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

In April 2009, the FASB issued Staff Position 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Values of Financial

Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted FSP 107-1 and APB 28-1 effective April 1, 2009. The adoption of FSP 157-2 did not have an impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on our financial position or results of operations. Management has evaluated subsequent events through the date of this filing.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2009. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 1A RISK FACTORS. There have been no material changes to our risk factors during the three and six months ended June 30, 2009. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	2,590	$8.03	-	-
May 1 - 31	-	-	-	-
June 1 - 30	-	-	-	-
Total	2,590	$8.03	-	-

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

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders of the Company on May 26, 2009.

Proposal No. 1: The stockholders elected the following persons to serve on the Board of Directors of the Company for three year terms or until their respective successors are duly elected and qualified.

Director’s Name	Votes For	Votes Withheld
Samuel C. Powell	7,085,535	838,243
Robert A. Rudell	7,696,179	227,599

Proposal No. 2: The stockholders approved the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, with the following votes:

For	Against	Abstentions	Broker Non-Votes
7,814,900	107,486	1,392	NA

During the second quarter of 2009, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5	OTHER INFORMATION. Inapplicable

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 30, 2009
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 30, 2009
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	July 30, 2009
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2009

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