Form 10-Q
period 2009-09-30
MEDTOX SCIENTIFIC INC
filed 2009-10-29
CIK 739944

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer ☐	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 16, 2009
Common Stock, $0.15 par value per share	8,556,675

MEDTOX SCIENTIFIC, INC.

INDEX

Page
Part I	Financial Information:

Item 1:	Financial Statements (Unaudited)

Consolidated Statements of Income – Three and

Nine Months Ended September 30, 2009 and 2008	3

Consolidated Balance Sheets – September 30, 2009

and December 31, 2008	4

Consolidated Statements of Cash Flows – Nine

Months Ended September 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2:

Management's Discussion and Analysis of

Financial Condition and Results of Operations	11

Item 3:

Quantitative and Qualitative Disclosures
About Market Risk	24

Item 4:

Controls and Procedures	24

Part II	Other Information	25

Item 1:	Legal Proceedings	25
Item 1A:	Risk Factors	25
Item 2:	Unregistered Sales of Equity Securities and Use of
Proceeds	25
Item 3:	Defaults upon Senior Securities	25
Item 4:	Submission of Matters to a Vote of Securities Holders	25
Item 5:	Other Information	25
Item 6:	Exhibits	25

Signatures	26
Exhibit Index	27

PART I      FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$ 9,465	$ 10,404	$ 27,529	$ 30,995
Clinical & other laboratory services	8,189	7,027	22,870	18,736
Product sales	4,607	4,979	13,852	15,261
	22,261	22,410	64,251	64,992
COST OF REVENUES:
Cost of services	11,704	10,910	34,455	30,834
Cost of sales	1,871	2,068	5,801	6,055
	13,575	12,978	40,256	36,889

GROSS PROFIT	8,686	9,432	23,995	28,103

OPERATING EXPENSES:
Selling, general and administrative	7,084	6,050	19,826	17,798
Research and development	555	612	1,714	1,718
	7,639	6,662	21,540	19,516

INCOME FROM OPERATIONS	1,047	2,770	2,455	8,587

OTHER INCOME (EXPENSE):
Interest expense	(4)	(14)	(15)	(67)
Other income (expense)	151	(167)	(95)	(532)
	147	(181)	(110)	(599)

INCOME BEFORE INCOME TAX EXPENSE	1,194	2,589	2,345	7,988

INCOME TAX EXPENSE	(436)	(945)	(856)	(2,829)

NET INCOME	$ 758	$ 1,644	$ 1,489	$ 5,159

BASIC EARNINGS PER COMMON SHARE	$ 0.09	$ 0.20	$ 0.17	$ 0.61

DILUTED EARNINGS PER COMMON SHARE	$ 0.09	$ 0.19	$ 0.17	$ 0.58

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,547,213	8,354,316	8,529,608	8,453,724
Diluted	8,834,675	8,856,934	8,778,555	8,961,606

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,268	$4,069
Accounts receivable:
Trade, less allowance for doubtful accounts ($395 in 2009 and $362 in 2008)	16,538	13,304
Other	875	778
Total accounts receivable	17,413	14,082
Inventories	3,853	3,900
Prepaid expenses and other	991	1,353
Deferred income taxes	2,756	3,612
Total current assets	28,281	27,016
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	29,525	29,204
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	305	400
OTHER ASSETS	1,237	939
TOTAL ASSETS	$75,315	$73,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,193	$3,712
Accrued expenses	5,010	5,235
Current portion of long-term debt	471	677
Total current liabilities	9,674	9,624
LONG-TERM DEBT, net of current portion	-	302
OTHER LONG-TERM LIABILITIES	2,815	2,057
DEFERRED INCOME TAXES, net	1,078	1,078

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued
shares, 8,660,106 in 2009 and 8,563,087 in 2008	1,299	1,284
Additional paid-in capital	88,206	88,017
Accumulated deficit	(22,733)	(24,222)
Common stock held in trust, at cost, 367,911 shares in 2009 and 307,267 shares in 2008	(4,024)	(3,614)
Treasury stock, at cost, 103,431 shares in 2009 and 2008	(1,000)	(1,000)
Total stockholders' equity	61,748	60,465
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,315	$73,526

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,489	$5,159
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,027	3,541
Provision for losses on accounts receivable	478	350
Loss on sale of equipment	13	7
Deferred and stock-based compensation	763	434
Deferred income taxes	856	2,829
Changes in operating assets and liabilities:
Accounts receivable	(3,809)	(2,471)
Inventories	47	37
Prepaid expenses and other current assets	362	333
Other assets	(298)	(607)
Accounts payable and accrued expenses	(517)	(307)
Net cash provided by operating activities	3,411	9,305

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(3,493)	(6,169)
Net cash used in investing activities	(3,493)	(6,169)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(508)	(508)
Purchase of common stock for incentive plan	(410)	(1,003)
Net proceeds from the exercise of stock options	271	-
Payment of taxes from traded shares	(72)	(225)
Net cash used in financing activities	(719)	(1,736)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(801)	1,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,069	2,220

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,268	$3,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$16	$72
Income taxes	42	249

Supplemental noncash activities:
Asset additions and related obligations in payables	1,314	1,144

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be attained for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Standards: In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.   The Company adopted this Statement effective July 1, 2009 and accordingly all accounting references have been updated and SFAS references have been replaced with ASC references.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. Management has evaluated subsequent events through October 29, 2009.

2. SEGMENTS

The Company has two reportable segments: Laboratory Services and Product Sales. The Laboratory Services segment consists of MEDTOX Laboratories and the New Brighton Business Center (NBBC). Services provided include drugs-of-abuse testing services and clinical & other laboratory services, which include clinical toxicology, clinical testing for the pharmaceutical industry, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance. The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc. Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER,

PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Laboratory Services:
Revenues	$17,654	$17,431	$50,399	$49,731
Depreciation and amortization	1,204	1,062	3,527	3,077
Income from operations	261	1,684	38	4,949
Capital expenditures for segment assets	1,251	1,849	3,222	5,192

Product Sales:
Revenues	$4,607	$4,979	$13,852	$15,261
Depreciation and amortization	182	156	500	464
Income from operations	786	1,086	2,417	3,638
Capital expenditures for segment assets	98	339	271	977

Corporate (unallocated):
Other income (expense)	$147	$(181)	$(110)	$(599)

Company:
Revenues	$22,261	$22,410	$64,251	$64,992
Depreciation and amortization	1,386	1,218	4,027	3,541
Income from operations	1,047	2,770	2,455	8,587
Other income (expense)	147	(181)	(110)	(599)
Income before income tax expense	1,194	2,589	2,345	7,988
Capital expenditures for assets	1,349	2,188	3,493	6,169

(In thousands)	September 30, 2009	December 31, 2008
Assets:
Laboratory Services	$59,931	$59,812
Product Sales	12,628	10,102
Corporate (unallocated)	2,756	3,612
Company	$75,315	$73,526

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

POC on-site testing products	$4,149	$4,566	$12,490	$13,839
Contract manufacturing services	360	292	1,065	1,074
Other diagnostic products	98	121	297	348
	$4,607	$4,979	$13,852	$15,261

3. INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008

Raw materials	$883	$958
Work in process	415	358
Finished goods	359	418
Supplies, including off-site inventory	2,196	2,166
	$3,853	$3,900

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (A)	$758	$1,644	$1,489	$5,159
Weighted average number of basic common shares outstanding (B)	8,547,213	8,354,316	8,529,608	8,453,724
Dilutive effect of stock options computed based on the treasury stock method	287,462	502,618	248,947	507,882
Weighted average number of diluted common shares outstanding (C)	8,834,675	8,856,934	8,778,555	8,961,606
Basic earnings per common share (A/B)	$0.09	$0.20	$0.17	$0.61
Diluted earnings per common share (A/C)	$0.09	$0.19	$0.17	$0.58

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

On October 29, 2009, the Company entered into the Fourth Amendment to the Credit Agreement with Wells Fargo Bank, National Association (the “Bank”). The Fourth Amendment modifies certain terms and conditions of the Wells Fargo Credit Agreement as follows:

•	Extends the last day on which the Bank will make advances under the $8.0 million line of credit from November 1, 2009 to August 31, 2011.

•	Increases the unused commitment fee on the average daily unused amount of the line of credit from 0.125% per annum to 0.25% per annum.

•

Modifies the calculation of interest on the line of credit from bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, to a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

•	Adds a financial covenant requiring the maintaining of a current ratio of not less than 1.3 to 1.0 at each month end.

•	Increases the financial covenant requiring a tangible net worth of not less than $30,000,000 at any time to $40,000,000 at any time.

The provisions of the Wells Fargo Credit Agreement pertaining to the note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment with the Bank will mature on November 1, 2009. The Company reviewed its need for the capital equipment note and determined that it is no longer necessary. As such, the Company has elected not to extend the last day on which the Bank will make advances under the capital equipment notes.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words. Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v)) statements regarding the sufficiency of our existing resources to fund our planned operations through 2009 and the sufficiency of future profitable operations and access to additional capital to fund our operations beyond 2009, and (vi) statements of assumptions underlying other statements and statements about our business.

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

We recently expanded our clinical & other laboratory services to include laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans. Testing is performed on blood, body fluids or tissues. Our comprehensive clinical laboratory services includes clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system), immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer), molecular diagnostics (infectious diseases, genetic disorders) and sub-specialties of these categories.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc. MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of POCT diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan® reader, VERDICT®-II, and SURE-SCREEN® products, in addition to other diagnostic tests for the detection of alcohol. MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls. The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding. The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader. The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000. It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008. As a result of the recall, we sought “prescription use” clearance for the new reader. We filed a 510(k) application in March 2008. In February 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers to be used with nine drugs. In May 2009, we filed a 510(k) application with the FDA for three more drugs to be added to the reader menu. On July 24, 2009, we received 510(k) clearance from the FDA to market our PROFILE®-V MEDTOXScan® Drugs-of-Abuse Test System with the three additional drugs. The total number of drugs detectable on the system is now twelve. Currently, we have between 300 to 400 hospital clients utilizing our PROFILE® visually read cassettes for drugs-of-abuse detection. The new Test System will be marketed not only to those clients, but to the broader hospital market which is estimated in excess of 2,500 hospitals. Since receiving FDA clearance for the expanded panel, we have shipped over 200 units.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results. These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services, Drugs-of-Abuse Business

In the first three quarters of 2009, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties. We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share. Over the past three years, we have expanded our number of sales representatives from 23 to 46. The increase in sales representatives has increased our business from new accounts and helps offset risks from uncertain economic conditions that may result in lower activity from existing workplace drugs-of-abuse clients.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and nine-month periods ended September 30, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet. The first of these objectives is discussed in this section. The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during the third quarter of 2009 and the first nine months of this year, we were unable to fully achieve these goals due in part to challenging economic conditions.

Revenues

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	Sept 30, 2009	Sept 30, 2008	$ Change	% Change	Sept 30, 2009	Sept 30, 2008	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$ 9,465	$ 10,404	$ (939)	(9)%	$ 27,529	$ 30,995	$ (3,466)	(11)%
Clinical & other laboratory services	8,189	7,027	1,162	17%	22,870	18,736	4,134	22%

Product Sales	4,607	4,979	(372)	(8)%	13,852	15,261	(1,409)	(9)%

	$ 22,261	$ 22,410	$ (149)	(1)%	$ 64,251	$ 64,992	$ (741)	(1)%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing and revenues from clinical and other laboratory services. Our revenues from drugs-of-abuse testing decreased 9% to $9.5 million and 11% to $27.5 million for the three and nine month periods ended September 30, 2009, respectively. The decrease in both periods was primarily a result of a 24% and 26% decline in revenues from our existing drugs-of-abuse clients for the three and nine month periods ended September 30, 2009, respectively, due to challenging economic conditions affecting hiring decisions by those clients. This decrease was partially mitigated by a 15% increase in revenues from new drugs-of-abuse clients for both the three and nine month periods ended September 30, 2009. We expect a continuing negative impact on revenues from our drugs-of-abuse clients in 2009 caused by the negative economic conditions affecting hiring. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter. Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our clinical and other laboratory services for the three and nine months ended September 30, 2009, increased 17% to $8.2 million and 22% to $22.9 million, respectively. The improvement in both periods was driven primarily by growth generated by our expanded clinical laboratory capabilities. For the nine months ended September 30, 2009, the improvement was also due to strong growth in testing for clinical trial services. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on-site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, decreased 9% to $4.1 million and 10% to $12.5 million for the three and nine months ended September 30, 2009, respectively. The decrease in both periods was due primarily to a 22% and 26% decline in revenues from device sales in the workplace market for the three and nine months ended September 30, 2009, respectively, attributable to tough economic conditions affecting hiring decisions. Overall, pricing for our POCT devices was slightly lower than the prior year periods.

Sales of contract manufacturing services increased 24% or $0.1 million to $0.4 million for the three months ended September 30, 2009. For the nine months ended September 30, 2009, sales of contract manufacturing services remained flat at $1.1 million.

Sales of other diagnostic products were flat at $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	Sept 30, 2009	% of Revenues	Sept 30, 2008	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 11,704	66.3%*	$ 10,910	62.6%*	$ 794	7%

Cost of Sales	1,871	40.6%**	2,068	41.5%**	(197)	(10)%

	$ 13,575	61.0%	$ 12,978	57.9%	$ 597	5%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	Sept 30, 2009	% of Revenues	Sept 30, 2008	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 34,455	68.4%*	$ 30,834	62.0%*	$ 3,621	12%

Cost of Sales	5,801	41.9%**	6,055	39.7%**	(254)	(4)%

	$ 40,256	62.7%	$ 36,889	56.8%	$ 3,367	9%

*	Cost of services as a percentage of Laboratory Services revenues
**	Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 39.0% and 37.3% of revenues for the three and nine months ended September 30, 2009, respectively, compared to 42.1% and 43.2% of revenues for the same periods in 2008.

Laboratory Services gross margin was 33.7% and 31.6% for the three and nine months ended September 30, 2009, respectively, down from 37.4% and 38.0% for the same periods of 2008. The decrease in both periods in 2009 was due to the drop in drugs-of-abuse testing revenues over a highly fixed cost structure and increased costs associated with our clinical laboratory expansion.

Gross margin from Product Sales increased to 59.4% for the three months ended September 30, 2009 from 58.5% for the same period of 2008 due to changes in sales mix of point-of-collection testing (POCT) devices. Gross margin from Product Sales was 58.1% for the nine months ended September 30, 2009 down from 60.3% for the same period of 2008. The decrease in the nine month period ended September 30, 2009 primarily reflects a shift in sales mix of POCT devices, with a decrease in higher margin PROFILE® devices sold in the workplace market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	Sept 30, 2009	% of Revenues	Sept 30, 2008	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 7,084	31.8%	$ 6,050	27.0%	$ 1,034	17%

Research and development	555	2.5%	612	2.7%	(57)	(9)%

	$ 7,639	34.3%	$ 6,662	29.7%	$ 977	15%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	Sept 30, 2009	% of Revenues	Sept 30, 2008	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 19,826	30.9%	$ 17,798	27.4%	$ 2,028	11%

Research and development	1,714	2.7%	1,718	2.6%	(4)	*%

	$ 21,540	33.5%	$ 19,516	30.0%	$ 2,024	10%

* Less than 1%

 Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $7.1 million, or 31.8% of revenues for the three months ended September 30, 2009, compared to $6.1 million, or 27.0% of revenues for the same period in 2008. For the nine months ended September 30, 2009, SG&A expenses increased to $19.8 million, or 30.9% of revenues, compared to $17.8 million, or 27.4% of revenues for the same period in 2008. Our increased spending in both periods of 2009 was partially associated with an increase in sales and marketing expense. The increases were also due to the reclassification of $180,000 and $330,000 for the three and nine months ended September 30, 2009, respectively, from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses. The increase in the three months ended September 30, 2009 was also due to an increase in retirement plan obligation which corresponds to increases in the related marketable equity securities held in trust to fund this obligation. The increase in retirement plan expense associated with the obligation was offset by a corresponding investment gain being recorded in Other Income (Expense).

 Research and Development Expenses. Research and development expenses decreased 9% to $0.6 million for the three months ended September 30, 2009 primarily due to decreased spending for on-going product development projects in our Product Sales segment. Research and development expenses were flat at $1.7 million for the nine months ended September 30, 2009, compared to the same period in 2008.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, our investment gains/losses, and the net expenses associated with our building rental activities. Other income was $147,000 for the three months ended September 30, 2009, compared to other expense of $181,000 for the same period in 2008. Other expense was $110,000 for the nine months ended September 30, 2009, compared to $599,000 for the same period in 2008. The variance in both periods was due to the reclassification of $180,000 and $330,000 for the three and nine months ended September 30, 2009, respectively, from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses, as well as an investment gain on our marketable equity securities held in trust.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations. Cash and cash equivalents at September 30, 2009 were $3.3 million, compared to $4.1 million at December 31, 2008.

Net cash provided by operating activities was $3.4 million for the nine months ended September 30, 2009, compared to $9.3 million for the nine months ended September 30, 2008. The decrease was primarily due to reduced operating results. The decrease was also due to a larger increase in our trade receivables from December 31, 2008 to September 30, 2009, compared to December 31, 2007 to September 30, 2008. The significant increase in accounts receivable at September 30, 2009 was primarily due to the timing of sales and cash receipts.

Net cash used in investing activities, consisting of capital expenditures, was $3.5 million for the nine months ended September 30, 2009, compared to $6.2 million for the same period of 2008. The decrease in the first nine months of 2009 was primarily due to the absence of costs incurred in the first nine months of 2008 associated with the expansion of our regional clinical laboratory capabilities. In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2009, compared to $1.7 million in the prior year period. The decrease was primarily due to a decrease in the repurchase of shares of our common stock. In the first nine months of 2009, we repurchased 60,644 shares of our common stock in the open market for a cost of $0.4 million. In the first nine months of 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”). The Wells Fargo Credit Agreement, as amended through November 1, 2009, consists of:

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

On October 29, 2009, we entered into the Fourth Amendment to the Credit Agreement with the Bank, which modifies certain terms and conditions of the Wells Fargo Credit Agreement as follows:

•	Extends the last day on which the Bank will make advances under the $8.0 million Line of Credit from November 1, 2009 to August 31, 2011.

•	Increases the unused commitment fee on the average daily unused amount of the Line of Credit from 0.125% per annum to 0.25% per annum.

•

Modifies the calculation of interest on the Line of Credit from bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, to a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

•	Adds a financial covenant requiring the maintaining of a current ratio of not less than 1.3 to 1.0 at each month end.

•	Increases the financial covenant requiring a tangible net worth of not less than $30,000,000 at any time to $40,000,000 at any time.

The provisions of the Wells Fargo Credit Agreement, as amended, pertaining to the note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment with the Bank will mature on November 1, 2009. We reviewed our need for the capital equipment note and determined that it is no longer necessary. As such, we have elected not to extend the last day on which the Bank will make advances under the capital equipment notes.

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases. At September 30, 2009, we had total borrowing capacity of $8.0 million on our Line of Credit. We did not have an outstanding balance on our Line of Credit at September 30, 2009.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of September 30, 2009:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$ 476	$ 476	$ -	$ -	$ -

Operating leases	3,003	729	1,053	698	523

Total contractual obligations	$ 3,479	$ 1,205	$ 1,053	$ 698	$ 523

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.6 million at September 30, 2009, as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.   We adopted this Statement effective July 1, 2009 and accordingly all accounting references have been updated and SFAS references have been replaced with ASC references.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on our financial position or results of operations. Management has evaluated subsequent events through October 29, 2009.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2009. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS.	Inapplicable

ITEM 1A RISK FACTORS. There have been no material changes to our risk factors during the three and nine months ended September 30, 2009. For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Inapplicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Inapplicable

ITEM 5

OTHER INFORMATION. On October 29, 2009, MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. (the “Company”) entered into the Fourth Amendment to the Credit Agreement with Wells Fargo Bank, National Association (the “Bank”). The Fourth Amendment modifies certain terms and conditions of the Wells Fargo Credit Agreement as follows:

•	Extends the last day on which the Bank will make advances under the $8.0 million line of credit from November 1, 2009 to August 31, 2011.

•	Increases the unused commitment fee on the average daily unused amount of the line of credit from 0.125% per annum to 0.25% per annum.

•

Modifies the calculation of interest on the line of credit from bearing interest at either a fluctuating rate of 0.5% below the Bank’s prime rate or at a fixed rate of 1.9% above LIBOR, as defined and calculated by the Bank, to a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

•	Adds a financial covenant requiring the maintaining of a current ratio of not less than 1.3 to 1.0 at each month end.

•	Increases the financial covenant requiring a tangible net worth of not less than $30,000,000 at any time to $40,000,000 at any time.

The provisions of the Wells Fargo Credit Agreement, as amended, pertaining to the note or notes aggregating up to $4.9 million (loan limit) for the purchase of capital equipment with the Bank will mature on November 1, 2009. The Company reviewed its need for the capital equipment note and determined that it is no longer necessary. As such, the Company has elected not to extend the last day on which the Bank will make advances under the capital equipment notes.

The foregoing description of the Fourth Amendment is qualified by the provisions of the Fourth Amendment, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 29, 2009
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 29, 2009
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	October 29, 2009
Steven J. Schmidt	(Principal Accounting Officer)

EXHIBIT INDEX

MEDTOX SCIENTIFIC, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2009

Exhibit
Number	Description

10.1	Fourth Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank National Association dated October 29, 2009.

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.