Form 10-K
period 2009-12-31
MEDTOX SCIENTIFIC INC
filed 2010-03-10
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

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
Large accelerated filer [  ]                      Accelerated filer [X ]                     Non-accelerated filer [  ]                  Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $70,337,974 on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 18, 2010
Common Stock, $0.15 par value per share	8,671,746 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held June 15, 2010 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER
FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding the sufficiency of our existing resources to fund our planned operations through 2010 and the sufficiency of future profitable operations and access to additional capital to fund our operations beyond 2010, and (vi) statements of assumptions underlying other statements and statements about our business.

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

We are engaged primarily in two distinct, but related businesses.  MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services.  MEDTOX Diagnostics, Inc., based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products.  For the year ended December 31, 2009, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 78% and 22% of our consolidated revenues, respectively.

2.	Principal Services, Products and Markets.

General.  We have two reportable segments: “Laboratory Services”, which consists of the activities conducted by MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC, and “Product Sales”, conducted by MEDTOX Diagnostics, Inc.  Laboratory Services includes drugs of abuse testing services.  MEDTOX Laboratories also provides clinical and other laboratory services which consist of clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, and analysis of heavy and trace metal.  We also provide services in the area of logistical support, data management and overall program management services.  Additionally, MEDTOX Laboratories provides clinical trial services which include central laboratory services, assay (test) development, bio-analytical, bio-equivalence and pharmacokinetic testing.  The Product Sales segment includes sales of a variety of on-site drug screening products and contract manufacturing.  For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Laboratory Services

A.           Drugs-of-Abuse Testing Services.  As reflected in the table below, our Laboratory Services segment derives a substantial percentage of its revenues from laboratory testing services for the identification of drugs-of-abuse.

(In thousands)	2009	2008	2007

Drugs-of-abuse testing services revenues	$36,040	$40,021	$38,673

% of Laboratory Services revenues	55%	61%	63%

Industry analysts have estimated that the industry-wide revenues derived from workplace laboratory-based drugs-of-abuse testing in the United States are in excess of $500 million.  Public information highlights the motivations behind such testing.  For example, according to results of a National Institute of Drug Abuse-sponsored survey, drug using employees are 2.2 times more likely to require early dismissal or request time off, 2.5 times more likely to have absences of eight days or more, 3 times more likely to be late for work, 3.6 times more likely to be involved in a workplace accident, and 5 times more likely to file a workers’ compensation claim.  We believe the percentage of employers with drug testing programs has remained fairly consistent over the past five years, with drug testing more prevalent among larger employers. The number of SAMHSA (Substance Abuse Mental Health Services Administration)-certified laboratory service providers has declined in recent years, providing opportunities for the remaining industry participants.

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

(In thousands)	2009	2008	2007

Clinical & Other Laboratory Services revenues	$22,885	$19,306	$18,099

% of Laboratory Services revenues	35%	29%	30%

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

Pain Management.  In 2009, we continued to expand our Pain Management product line.  In the past, we provided toxicology testing for local hospital-based pain management groups.  In the past few years, there has been a rapidly growing number of pain management clinics throughout the United States.  We now offer a comprehensive testing program serving this market under the name ToxAssure®.

Logistics, Data and Program Management Services.  MEDTOX also provides services in the areas of logistics management, data management and program management.  These services support our underlying business of laboratory analysis and provide added value to our clients.  Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of our WEBTOX® internet-based reporting system.  In the data management area we have eChain®, our web-based electronic chain-of-custody and donor tracking system.

C.           Clinical Trial Services.  We provide central laboratory services, assay (test) development, bio-analytical, bio-equivalence and pharmacokinetic testing (a process by which a drug is absorbed, distributed, metabolized and eliminated by the body) for Phase I-IV clinical trials.  Phase I clinical trials focus primarily on testing the safety of the drug and involve generally only a small number of patients.  In Phase II trials, the results of people taking a new treatment are compared with results of people taking standard treatment or a placebo.  A Phase II trial typically involves hundreds of patients.  A Phase III trial involves several thousands of patients and is designed to further evaluate the efficacy and safety of the drug.  Phase IV clinical trials involve further evaluation of the study drug generally after the drug is already approved and in the market place.  Central laboratory services include tests that are used to monitor the safety and efficacy of a drug.  These tests or “safety labs” include tests that are performed in our general clinical laboratory and pathology laboratory such as clinical chemistries (liver function, kidney function, cardiac and bone), hematology (blood count), immunology (immune status), and flow cytometry (cell identification).  Assay development, bio-analytical and bio-equivalence studies are performed in our bio-analytical laboratory.  These tests are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry. MEDTOX Laboratories is a FDA registered establishment and adheres to applicable GLP (Good Laboratory Practices) requirements.

Clients for our clinical testing services include clinical trial sponsors (pharmaceutical and biotech companies), clinical research organizations (CROs), research organizations, and investigators with trial management, patient recruitment/enrollment and site management.

(In thousands)	2009	2008	2007

Clinical Trial Services revenues	$6,926	$6,800	$4,538

% of Laboratory Services revenues	10%	10%	7%

Clinical trial services revenues can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials as shown in the table below:

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Clinical Trial Services revenues:

2009	$2,315	$1,592	$2,000	$1,019

2008	1,260	1,463	1,935	2,142

Product Sales

A.           Substance Abuse Testing Products. The table below reflects information regarding the revenues derived by our Product Sales segment during the last three years from the sale of point-of-collection testing (POCT) products for drugs-of-abuse, the primary component of Product Sales segment revenues.

(In thousands)	2009	2008	2007

POCT product revenues	$16,431	$17,787	$16,632

% of Product Sales revenues	90%	91%	88%

The primary markets for our POCT products for drugs-of-abuse are workplace drugs-of-abuse testing and testing in support of hospital emergency departments, the criminal justice system and rehabilitation centers.  We manufacture and distribute our PROFILE®-II, PROFILE®-II A, PROFILE®-III,  and PROFILE®-III A POCT products into this market.  These products are often sold in conjunction with confirmation testing, logistic, data management, and program management services provided by our Laboratory Services segment.  Our customers for substance abuse testing products include public and private companies, as well as occupational health clinics and third party administrators.

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® and PROFILE®-III ER, and PROFILE®-IV line of diagnostic drug screening products to hospital markets for drug detection in patients seen in the hospital and emergency rooms.  The PROFILE-II ER®, PROFILE®-III ER, PROFILE -IV and PROFILE®-V devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

•	amphetamines
•	methamphetamines/methylenedioxymethyl amphetamine (ecstasy, speed, crystal)
•	barbiturates (Phenobarbital)
•	benzodiazepines (Valium, Librium, Halcion)
•	cannabinoids/THC (pot, marijuana)
•	cocaine (crack)
•	methadone (Methadose)
•	opiates (heroin)
•	oxycodone
•	phencyclidine/PCP (angel dust)
•	propoxyphene (Darvon)
•	tricyclic antidepressants

We also market the MEDTOXScan® Reader, an electronic reader, for use with our new PROFILE®-V device in hospital laboratories and emergency rooms.

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

B.           Contract Manufacturing Services and Other Diagnostic Products. In addition to the sale of POCT products for drugs-of-abuse, our Product Sales segment derives revenues from the manufacture of coagulation (blood clotting) market controls for various customers.  We anticipate that our activity relative to manufacturing and sales of coagulation controls will decline and we are phasing out contract manufacturing services.  We also distribute other diagnostic tests, including diagnostic tests for the detection of alcohol with the EZ-SCREEN® Breath Alcohol Test.  The table below reflects information regarding the revenues derived by our Product Sales segment from contract manufacturing services and the distribution of other diagnostic products.

(In thousands)	2009	2008	2007

Contract manufacturing services revenues	$1,391	$1,469	$1,437
% of Product Sales revenues	8%	7%	7%

Other diagnostic products revenues	$435	$430	$906
% of Product Sales revenues	2%	2%	5%

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

We use several distribution channels to sell our products and services.  We employ a direct sales force which consists of 47 sales representatives and four sales managers.  In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market.  We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

We have a strategic relationship in the area of pediatric lead testing with Sustainable Resource Center (SRC), a not-for-profit organization dedicated to the eradication of lead exposure in homes within the United States.  We provide monthly funding of approximately $1,250 to SRC which is primarily utilized for educational purposes.

We have developed strategic sales plans for each of the primary markets served.  These plans include the utilization of supporting materials for advertising and direct marketing efforts, lead generation activities and attending pertinent industry tradeshows.

Major Customers.  No single customer had sales that amounted to more than 10% of our consolidated revenues during 2009, 2008 or 2007.

4.           New Products, Research and Development.

Laboratory Services.  Our Laboratory Services’ research and development group develops: assays for new drugs and compounds; new assays for existing drugs and other toxins; and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency.  This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats.  During 2009, this group developed and validated approximately 45 new laboratory-based assays using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS).  These activities continue to enhance our test menu and ability to realize efficiencies of new technologies.

We have made efforts to enter the market for full service clinical laboratory testing for physicians offices and patients on a regional basis.  As mentioned in prior reports, we added to our test menu in clinical chemistry and diagnostic immunology (immune system) virology (viruses), endocrinology (hormones), serology (infectious diseases) and allergy.  We added staffing, state of the art instrumentation and laboratory build out for full service pathology/histology/cytology, molecular diagnostics and microbiology. These new specialties include tests for infectious diseases, viruses, tissue biopsies, cancer, genetic disorders, bacteria and parasites.   Based on our local presence, company-owned courier network and advanced instrumentation and technology, we believe we will be able to offer superior turn- around times for physicians and patients than our national competitors.

Product Sales.  We continue to develop new and innovative products and services for the drug testing market.  We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2009, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance.  We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and supplying a “private label” device to large clients.

In 2009, we continued to see growth of our PROFILE®-III cup products.  These products test for THC, cocaine, opiates, amphetamine, methamphetamine and PCP at standard SAMHSA sensitivity levels, and benzodiazepines, barbiturates, methadone, tricyclic antidepressants and propoxyphene at standard industry levels. The PROFILE®-III cup is targeted for the corporate and occupational health clinic markets.  The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device.  The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The PROFILE®-III cup design adds simplicity and time savings to the drug screening process.

Research and Development.  We incurred costs of $2.3 million, $2.4 million, and $2.6 million for research and development activities in 2009, 2008, and 2007, respectively.  At December 31, 2009, we employed 14 scientists in research and development activities for the Laboratory Services and Product Sales segments. Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

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

General.  At December 31, 2009, we held 26 registered trade names and/or trademarks in reference to our products and corporate names.  Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2012 to 2019.  Applications have also been made for additional trade names.

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

Laboratory Services.  At December 31, 2009, MEDTOX Laboratories, Inc. did not have any significant backlog.  We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business.  However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months.  The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network.  At December 31, 2009, we had several accounts that were in the process of being set up where revenues will not be realized until 2010.

Product Sales.  At December 31, 2009, MEDTOX Diagnostics, Inc. did not have any significant backlog.  We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services.  Our Laboratory Services segment competes in a fragmented, though highly competitive, industry.  At December 31, 2009, 39 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing.  Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs.  Competitors include Quest Diagnostics and Laboratory Corporation of America, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories and in-house testing facilities maintained by hospitals.

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

The recent downturn in the economy has led to increased price competition for certain diagnostic testing devices.  Competitors of this nature include Phamatech, Princeton BioMeditech, American Bio Medica, ABI, Abbott Laboratories, and Inverness Medical Innovations.

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

B.           Food and Drug Administration (FDA).  Certain tests for human diagnostic purposes must be cleared by the FDA prior to their marketing for in vitro diagnostic use in the United States.  In vitro diagnostic products are those reagents, instruments and systems intended for use in diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat or prevent disease or its complications.  Such products are intended for use in the collection, preparation and examination of specimens taken from the human body.  The FDA provides clear guidance that in vitro diagnostic devices used for workplace drug testing must be cleared by the FDA prior to being marketed.  The FDA-regulated products we produce are in vitro diagnostic products subject to FDA clearance through the Federal Food, Drug and Cosmetic Act, Section 510(k) process, which requires the submission of information and data to the FDA that demonstrates that the device to be marketed is substantially equivalent to a currently marketed device.  This data is generated by performing clinical studies comparing the results obtained using our device to those obtained using an existing test product.  Although no maximum statutory response time has been set for review of a 510(k) submission, as a matter of policy the FDA has attempted to complete review of 510(k) submissions within 90 days.  To date, we have received 510(k) clearance for 22 different products.  Products subject to 510(k) regulations may not be marketed for in vitro diagnostic use until the FDA issues a letter stating that a finding of substantial equivalence has been made.

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

E.           Centers for Medicare and Medicaid Services (CMS).  The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity.  A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission.  The PROFILE®, PROFILE®-II, PROFILE®-III, PROFILE®-IV, PROFILE®-V, VERDICT®, VERDICT®-II and MEDTOXScan® drugs-of-abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex.  The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system, thus impacting product sales.  MEDTOX Laboratories, Inc. is a CLIA-licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program.  All laboratory specialties and sub-specialties, as they relate to the expanded laboratory test menu, have been added to MEDTOX Laboratories, Inc.’s CLIA/CAP certificates.

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

Product Sales.  Manufacturing and marketing of products by us entails a risk of product liability claims.  Since 1993, we have maintained insurance coverage against the risk of product liability arising out of events after such date. As of the date of filing this Annual Report on Form 10-K, no product liability claims are pending.

12.	Employees.

At December 31, 2009, we had a total of 621 full-time employee equivalents compared to 582 full-time employee equivalents at December 31, 2008.

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

ITEM 1A.                            RISK FACTORS.

A substantial portion of our revenue is derived from the provision of testing services for the identification of drugs-of-abuse in the workplace and government markets, a business that is influenced by general economic conditions.  As such, our operating results are subject to volatility.

In 2009, approximately 55% and 64% of our Laboratory Services and Product Sales segment’s revenues, respectively, were derived from the provision of testing services for the identification of drugs-of-abuse in the workplace and government markets.  We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future.  This business is influenced by the strength of the U.S. economy.  When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels.  Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S.  As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating.  With the market forces driving such consolidation tending to favor the larger industry participants, we face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry.  At December 31, 2009, 39 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. Our major competitors include Quest Diagnostics, Laboratory Corporation of America as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.  Many of our competitors have substantially greater financial and other resources than we do.  The laboratory services, drugs-of-abuse industry is consolidating.  The consolidation is being driven by the larger laboratories whose greater resources enable them to be more responsive and better able to increase operating efficiencies in the form of critical mass (testing volumes) and required investment levels.    In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise.  If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

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

Clinical trial services testing for the pharmaceutical industry is project-based, and as such, may vary from quarter to quarter due to factors over which we have little control such as the commencement, completion or cancellation of clinical trial contracts and the progress of ongoing clinical trial contracts.

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

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs.  In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services.  Third party payers, including state payers and Medicare, are challenging the prices charged for medical products and services. Government and other third party payers increasingly are limiting both coverage and the level of reimbursement for our services.  In 2009 and 2008, third party payers accounted for approximately 6.1% and 4.7%, respectively, of our net revenues.  A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers.  Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us.  If government and other third party payers do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.

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

We may be exposed to liability claims.

We are exposed to the risk of liability claims from our testing services and other aspects of our business.  We currently maintain insurance with coverage up to $10 million for all of our entities to cover professional and general liability claims.  In the past, all professional and general liability claims have been covered under our insurance policy.  However, in the future, we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy, which could have a significant impact on our results of operations and financial condition.

We may have product liability exposure not covered by insurance.

We face financial exposure to product liability claims if the use of our products results in an improper diagnosis, bodily injury or property damage. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our insurance policy.  We currently maintain insurance with coverage up to $2 million to cover such product liability claims.  To the extent any such claim is uncovered or our insurance coverage is inadequate, we could be required to pay any and all costs associated with such claim, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such claim against us.  Damages assessed in connection with, and the costs of defending, any legal action could be substantial.  Damages may include punitive damages, which may substantially exceed actual damages.  The obligation to pay such damages could exceed our ability to pay such damages, which could have a significant impact on our results of operations and financial condition.

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

We test goodwill for impairment at least annually and potentially more frequently in accordance with generally accepted accounting principles.  Any impairment of the value of goodwill will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

ITEM 2.                      PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in a 98,000 square foot facility in St. Paul, Minnesota.  Until March 2001, we leased this space.  In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 98,000 square feet utilized by our Laboratory Services segment and an additional 11,000 square feet held for future expansion of our Laboratory Services segment.  The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex.  The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration.  In 2009, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $150,000.

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

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc.  In March 2001, we entered into a 10-year lease of the entire building (approximately 39,500 square feet) for an annual base rent of $197,000, exclusive of operating expenses.  In addition, under the lease, $600,000 of tenant improvements made to the building by us are being amortized over the life of the lease as additional rent.  Effective February 2003, we entered into a month-to-month lease for an additional 30,000 square feet of space located in an adjacent building.  The additional space is used for warehousing and distribution for a monthly base rent of $9,400, exclusive of operating expenses.  In November 2003, we amended and restated these leases.  Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016.  In January 2008, we prepaid approximately $430,000 of the lease agreement for the facilities in Burlington, North Carolina relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company.  The prepayment was recorded as prepaid rent and will continue to be amortized over the remaining life of the lease as additional rent.  In 2009, the annual base rent was approximately $401,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.

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

Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MTOX”.  At February 18, 2010, the number of holders of record of our common stock was 878.  The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for our common stock, as reported by the Nasdaq Global Select Market.  The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2009:	High	Low	Close*
First Quarter	$8.20	$5.95	$6.66
Second Quarter	10.30	5.98	9.43
Third Quarter	10.19	8.25	9.10
Fourth Quarter	10.25	7.30	7.75

2008:	High	Low	Close*
First Quarter	$18.65	$12.75	$13.19
Second Quarter	16.98	11.52	13.85
Third Quarter	18.05	11.00	12.34
Fourth Quarter	14.03	7.50	8.22

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

(In thousands, except share and per share data)	2009	2008	2007	2006	2005

STATEMENT OF OPERATIONS DATA:

Revenues	$84,108	$85,813	$80,285	$69,804	$63,047
Cost of revenues	53,213	49,487	43,929	38,799	35,927
Selling, general, and administrative	26,663	24,327	23,737	20,648	19,309
Research and development	2,264	2,352	2,603	2,156	2,287
Other income (expense)	79	(991)	(707)	(1,006)	(1,319)
Income tax expense	748	3,084	2,619	2,647	887
Net income	$1,299	$5,572	$6,690	$4,548	$3,318

Basic earnings per common share	$0.15	$0.66	$0.80	$0.56	$0.43

Diluted earnings per common share	$0.15	$0.62	$0.75	$0.52	$0.40

Weighted average number of shares outstanding:
Basic	8,536,768	8,455,092	8,322,092	8,148,726	7,785,037
Diluted	8,788,663	8,938,213	8,907,320	8,802,470	8,199,650

BALANCE SHEET DATA:
Total assets	$76,117	$73,526	$69,949	$59,874	$59,390
Total debt	302	979	1,656	2,732	6,329
Total stockholders’ equity	61,432	60,465	55,656	47,944	44,845

SEGMENT DATA:
Net revenues:
Laboratory Services	$65,851	$66,127	$61,310	$54,045	$48,582
Product Sales	18,257	19,686	18,975	15,759	14,465
Total net revenues	$84,108	$85,813	$80,285	$69,804	$63,047
Operating income (loss):
Laboratory Services	$(1,037)	$5,364	$6,387	$6,139	$4,722
Product Sales	3,005	4,283	3,629	2,062	802
Total operating income	$1,968	$9,647	$10,016	$8,201	$5,524
Assets:
Laboratory Services	$60,630	$59,812	$56,430	$47,259	$44,504
Product Sales	11,884	10,102	8,701	6,737	6,775
Corporate (unallocated)	3,603	3,612	4,818	5,878	8,111
Total assets	$76,117	$73,526	$69,949	$59,874	$59,390

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS
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

MEDTOX Laboratories, Inc. also provides clinical and other laboratory services which consist of clinical toxicology, clinical testing for occupational health clinics, and heavy metal, trace element and solvent analyses.  We provide these services to hospitals, clinics, HMOs and other laboratories.  Testing is conducted using methodologies that include various immunoassays, gas liquid chromatography, gas chromatography/mass spectrometry, and high performance liquid chromatography with tandem mass spectrometry.  We recently expanded our clinical & other laboratory services to include laboratory tests used by physicians and other healthcare providers for the purpose of diagnosing or treating disease or illness or the assessment of health in humans.  Testing is performed on blood, body fluids or tissues.  Our comprehensive clinical laboratory services include clinical chemistry, hematology, coagulation, urinalysis, immunology/serology (viruses, infectious diseases, immune system), immunohematology (blood typing, antibody screens), microbiology (bacteria, parasites), anatomical pathology/cytology (tissue biopsies, cancer), molecular diagnostics (infectious diseases, genetic disorders) and sub-specialties of these categories.  We also provide services in the areas of logistics management, data management and program management.  These services support our underlying business of laboratory analysis and provide added value to our clients.

MEDTOX Laboratories, Inc. also provides clinical trial services which includes central laboratory services, assay (test) development, bio-analytical, bio-equivalence and pharmacokinetic testing.  Central laboratory services include tests that are used to monitor the safety and efficacy of a drug.  These tests or “safety labs” include tests that are performed in our general clinical laboratory and pathology laboratory such as clinical chemistries (liver function, kidney function, cardiac and bone), hematology (blood count), immunology (immune status), and flow cytometry (cell identification).  Assay development, bio-analytical and bio-equivalence studies are performed in our bio-analytical laboratory.  These tests are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry.  Clients for our clinical testing services include clinical trial sponsors (pharmaceutical and biotech companies), clinical research organizations (CROs), research organizations, and investigators with trial management, patient recruitment/enrollment and site management.

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

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding.  The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader.  The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000.  It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008.  As a result of the recall, we sought “prescription use” clearance for the new reader.  We filed a 510(k) application in March 2008.  In February 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers to be used with nine drugs.  In May 2009, we filed a 510(k) application with the FDA for three more drugs to be added to the reader menu.  In July 2009, we received 510(k) clearance from the FDA to market our PROFILE®-V MEDTOXScan® Drugs-of-Abuse Test System with the three additional drugs.  The total number of drugs detectable on the system is now twelve. Currently, we have between 300 to 400 hospital clients utilizing our PROFILE® visually read cassettes for drugs-of-abuse detection.  The new Test System will be marketed not only to those clients, but to the broader hospital market which is estimated in excess of 2,500 hospitals.  Since receiving FDA clearance for the expanded panel, we have shipped over 400 units.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services and Product Sales, Drugs-of-Abuse Business

In 2009, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

Increased POCT Diagnostic Device Test Competition

We have experienced increased competition with respect to our POCT diagnostic tests from systems and products developed by others, many of whom compete solely on price.  Due to the recent downturn in the economy, we have experienced increased price competition for certain diagnostic testing devices, particularly in the probation, parole and rehabilitation market.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share.  Over the past four years, we have expanded our number of sales representatives from 23 to 47.  The increase in sales representatives has increased our business from new accounts in 2009 and helps offset risks from uncertain economic conditions that may cause lower activity from existing workplace drugs-of-abuse clients.

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

Our critical accounting policies are as follows:

Accounts Receivable:
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by management’s review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified.  While such credit losses have generally been within our historical expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past.  Our consolidated trade accounts receivable balance at December 31, 2009, was $14.9 million, net of allowance for doubtful accounts of $0.5 million.

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

Goodwill:
Goodwill is reviewed for impairment at least annually and between annual test dates if events or changes in circumstances indicate potential impairment.  We perform our annual impairment test for goodwill in the fourth quarter of each year.  The entire amount of goodwill is included within the Laboratory Services segment.

The impairment test is performed using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any that should be recorded.  In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of the reporting unit is determined using a discounted cash flow analysis.  Projected discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate.  In developing this discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual forecast for the reporting unit, historical experience, and anticipated future economic conditions.  Discount rate assumptions for the reporting unit take into consideration our assessment of risks inherent in the future cash flows of the reporting unit and our weighted-average cost of capital.  To assess the reasonableness of the fair value of the reporting unit, we use a market approach which consists of comparisons to comparable publicly-traded companies in our industry.

At December 31, 2009, our goodwill was $16.0 million.  If we experience significant negative economic trends or disruptions to our business, we may be subject to future impairments.  Additionally, changes in assumptions regarding the future performance of our business, an increase in the discount rate used to determine the discounted cash flows, or significant declines in our stock price or the market as a whole could result in additional impairment indicators.  Any future impairment of goodwill could have a material adverse effect on our financial results.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward.  In the future, revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.  At December 31, 2009, we did not have a valuation allowance on deferred tax assets.

We account for uncertain tax positions in accordance with generally accepted accounting principles.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  At December 31, 2009, we did not have any unrecognized tax benefits.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first of these objectives is discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margins and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during 2009 we were unable to fully achieve these goals due in part to challenging economic conditions.

Revenues

	Year Ended December 31			2009 vs 2008		2008 vs 2007
(In thousands)	2009	2008	2007	$ Change	% Change	$ Change	% Change

Revenues:

Laboratory Services
Drugs-of-abuse testing services	$36,040	$40,021	$38,673	$(3,981)	(10)%	$1,348	3%
Clinical & other laboratory services	22,885	19,306	18,099	3,579	19%	1,207	7%
Clinical trial services	6,926	6,800	4,538	126	2%	2,262	50%

Product Sales	18,257	19,686	18,975	(1,429)	(7)%	711	4%
	$84,108	$85,813	$80,285	$(1,705)	(2)%	$5,528	7%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing decreased 10% to $36.0 million in 2009 and increased 3% to $40.0 million in 2008.  The decrease in 2009 was primarily a result of a 24% decline in revenues from our existing drug-of-abuse clients due to challenging economic conditions affecting hiring decisions, partially mitigated by a 14% increase in revenues from new drugs-of-abuse clients.  We expect a continuing negative impact on revenues from our drugs-of-abuse clients in 2010 caused by the negative economic conditions affecting hiring.  In 2008, new account revenues were strong, but were offset by an 11% decline in revenues from existing drugs-of-abuse clients due to challenging economic conditions.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our clinical and other laboratory services increased 19% to $22.9 million and 7% to $19.3 million in 2009 and 2008, respectively.  The improvement in 2009 and 2008 was primarily due to growth generated by our expanded clinical laboratory capabilities and diversification initiatives undertaken in 2008.

Revenues from clinical trial services increased 2% to $6.9 million and 50% to $6.8 million in 2009 and 2008, respectively.  In 2009, clinical trial services revenues were impacted, especially during the fourth quarter, by a slow-down of projects and a deferral of work into 2010.  Through the first three quarters of 2009, revenues from clinical trial services increased 27% over the prior year.  In 2008, we experienced a significant increase in clinical trial services projects.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials as shown in the table below:

Revenues from clinical trial services:

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Revenues:

2009	$2,315	$1,592	$2,000	$1,019

2008	1,260	1,463	1,935	2,142

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, decreased 8% to $16.4 million in 2009 and increased 7% to $17.8 million in 2008.  The decrease in 2009 was due primarily to a 21% decline in revenues from device sales in the workplace market attributable to tough economic conditions affecting hiring decisions.  Overall, pricing for our POCT devices in 2009 was slightly lower than the prior year.  The increase in 2008 was primarily due to strong sales of SURE-SCREEN® devices in the government market as well as growth of our PROFILE® ER devices in the hospital market.  The gain in sales in the government and hospital markets in 2008 was partially offset by an 8% decrease in revenues from device sales in the workplace market.

Sales of contract manufacturing services decreased 5% to $1.4 million in 2009 and increased 2% to $1.5 million in 2008.  After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we are phasing out contract manufacturing services.  Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products were flat at $0.4 million in 2009 compared to 2008. Sales of other diagnostic products decreased $0.5 million to $0.4 million in 2008 due to the phase-out of agricultural testing products in late 2007.

Cost of Revenues and Gross Margin

	Year Ended December 31									2009 vs 2008		2008 vs 2007
(In thousands)	2009	% of Revenues		2008	% of Revenues		2007	% of Revenues		$ Change	% Change	$ Change	% Change

Cost of Revenues:

Cost of Services	$45,432	69.0	%*	$41,665	63.0	%*	$36,731	59.9	%*	$3,767	9%	$4,934	13%

Cost of Sales	7,781	42.6	%**	7,822	39.7	%**	7,198	37.9	%**	(41)	(1)%	624	9%

	$53,213	63.3%		$49,487	57.7%		$43,929	54.7%		$3,726	8%	$5,558	13%

*       Cost of services as a percentage of Laboratory Services revenues
**     Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin decreased to 36.7% of revenues in 2009, compared to 42.3% of revenues in 2008 and 45.3% of revenues in 2007.

Laboratory Services gross margin was 31.0% in 2009, down from 37.0% in 2008 and 40.1% in 2007.  The decrease in 2009 was partly due to the drop in drugs-of-abuse testing revenues over a highly fixed cost structure.  In 2009 and 2008, gross margins were impacted by higher costs associated with our clinical laboratory expansion.

Gross margin from Product Sales was 57.4% in 2009, down from 60.3% in 2008 and 62.1% in 2007.  The decrease in 2009 reflects a shift in sales mix of POCT devices, with a decrease in sales of higher margin PROFILE® devices in the workplace market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.  In 2008, gross margin was impacted by a shift in sales mix of POCT devices, with slowed growth of higher margin PROFILE® ER devices in the hospital market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.

Operating Expenses

	Year Ended December 31						2009 vs 2008		2008 vs 2007
(In thousands)	2009	% of Revenues	2008	% of Revenues	2007	% of Revenues	$ Change	% Change	$ Change	% Change

Operating Expenses:

Selling, general and administrative	$26,663	31.7%	$24,327	28.3%	$23,737	29.6%	$2,336	10%	$590	3%

Research and development	2,264	2.7%	2,352	2.7%	2,603	3.2%	(88)	(4)%	(251)	(10)%
	$28,927	34.4%	$26,679	31.1%	$26,340	32.8%	$2,248	8%	$339	1%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $26.7 million, or 31.7% of revenues in 2009, compared to $24.3 million, or 28.3% of revenues in 2008 and $23.7 million, or 29.6% of revenues in 2007.  Our increased spending in 2009 was due to an increase in sales and marketing expense and the reclassification of $525,000 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses.  The increase was also due to an increase in retirement plan obligation which corresponds to an increase in the related marketable equity securities held in trust to fund this obligation.  The increase in retirement plan expense associated with the obligation was offset by a corresponding investment gain being recorded in Other Income (Expense).  The higher spending in 2008 over 2007 reflects an increase in sales and marketing expense and depreciation expense, partially offset by decreased performance-based compensation.

Research and Development Expenses.  Research and development expenses decreased 4% to $2.3 million and 10% to $2.4 million in 2009 and 2008, respectively.  The decrease in 2009 was primarily due to decreased spending for on-going product development projects in our Product Sales segment.   The lower spending in 2008 compared to 2007 was primarily due to the absence of costs incurred in 2007 related to the introduction of the MEDTOXScan® reader and other peripheral materials related to the reader.

Other Income (Expense)

Other income and expense consists primarily of interest expense, the net expenses associated with our building rental activities, and our investment gains/losses.  Other income was $79,000 in 2009 compared to other expense of $1.0 million and $0.7 million in 2008 and 2007, respectively.  The income in 2009 was due to the reclassification of $525,000 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses, as well as an investment gain on our marketable equity securities held in trust.  The increase in 2008 compared to 2007 was due primarily to an increase in the investment loss on our marketable equity securities held in trust.

Income Taxes

In 2009, we recorded $0.7 million in income tax expense, or an effective rate of 36.5%, compared to an effective rate of 35.6% in 2008 and 28.1% in 2007.  The decrease in the effective rate in 2007 was primarily due to a $0.4 million tax benefit (including interest) from the favorable resolution of an examination by the North Carolina Department of Revenue of MEDTOX Diagnostics, Inc.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations.  Cash and cash equivalents were $4.2 million and $4.1 million at December 31, 2009 and 2008, respectively.

Net cash provided by operating activities was $5.8 million in 2009 compared to $12.3 million and $12.0 million in 2008 and 2007, respectively.  The decrease in 2009 was primarily due to reduced operating results.  The decrease in 2009 compared to 2008 was also due to an increase in our trade receivables related to the timing of sales and cash receipts.

Net cash used in investing activities, consisting primarily of capital expenditures, was $4.9 million in 2009 compared to $8.5 million and $9.0 million in 2008 and 2007, respectively.  These expenditures consisted of equipment purchased and costs incurred to continue to improve efficiencies and reduce operating costs within our Laboratory Services and Product Sales businesses.  The decrease in 2009 was due to the absence of costs incurred in 2008 and 2007 associated with the expansion of our regional clinical laboratory capabilities.  In 2007, we also invested in instrumentation and capacity in our clinical trials services business.

We expect equipment and capital improvement expenditures to be between $4.5 million and $5.5 million in 2010, with increased investment in instrumentation and facility improvements in support of our regional clinical laboratory and workplace drugs-of-abuse business.  Such expenditures are expected to be funded through cash provided by operating activities.

Net cash used in financing activities was $0.8 million in 2009, compared to $1.9 million and $2.0 million in 2008 and 2007, respectively.  The decrease in 2009 was primarily due to a decrease in the repurchase of shares of our common stock.  In 2009, we repurchased 60,644 shares of our common stock in the open market for a cost of $0.4 million. In 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million.  In 2007, we repurchased 32,929 shares of our common stock in the open market and 33,774 shares of our common stock from an officer and director of our Company for a combined total cost of $1.1 million.  The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”).  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $8.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

Subject to certain conditions, the Wells Fargo Credit Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the Line of Credit.  We are required to pay a fee equal to 0.25% per annum on the average daily unused amount of the Line of Credit.  We have granted the Bank a first priority security interest in all of the Company’s accounts receivable, other rights to payment, general intangibles, inventory, and equipment to secure all indebtedness of the Company to the Bank.

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions.  The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	Tangible Net Worth not less than $40,000,000 at any time, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

•	Current Ratio not less than 1.3 to 1.0 at each month end, with “Current Ratio” defined as total current assets divided by total current liabilities.

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

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At December 31, 2009, we had total borrowing capacity of $8.0 million on our Line of Credit.  We did not have an outstanding balance on the Line of Credit at December 31, 2009.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2010.  While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2010, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2009:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$304	$304	$-	$-	$-

Operating leases	2,832	655	1,043	698	436

Total contractual obligations	$3,136	$959	$1,043	$698	$436

(1) Amounts include interest payments based upon contractual or prevailing interest rates.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.8 million at December 31, 2009 as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.   We adopted this Statement effective July 1, 2009, and accordingly all accounting references have been updated and SFAS references have been replaced with ASC references.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”.   ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature.  ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009.  The adoption of this Statement did not have an impact on our financial position or results of operations.   Effective February 24, 2010, the FASB modified its guidance related to subsequent events and we have adopted the change. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. The adoption of this guidance did not have an impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices.  Our primary market risk exposures are to changes in interest rates.  During 2009, 2008, and 2007, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries.  As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2009 and 2008, we had approximately $0.3 million and $1.0 million, respectively, outstanding on a Term Note with Wells Fargo Bank bearing interest at a variable rate of 0.5% below the prime rate.  We have cash flow exposure on our committed and uncommitted line of credit and long-term debt with Wells Fargo Bank due to its variable prime rate pricing.  At December 31, 2009, a 1% change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2009, as stated in their attestation report included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference from the section labeled “Proposal 1 - Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

10.5
Employment Agreement dated January 1, 2003, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.59 filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2002, Commission File No. 001-11394).**

10.6
Amended and Restated Nova Building Lease dated November 1, 2003 by and between Powell Enterprises and MEDTOX Diagnostics, Inc. (Incorporated by reference to exhibit 10.23 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7
Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.8
Revolving Line of Credit Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.9
Security Agreement:  Equipment between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated December 1, 2005.  (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated December 6, 2005).

10.10
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

10.14
Continuing Guaranty between New Brighton Business Center, LLC and Wells Fargo Bank dated March 16, 2006. (Incorporated by reference to exhibit 10.24 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.15
First Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated March 16, 2006.  (Incorporated by reference to exhibit 10.25 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2005).

10.16
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

10.18
Employment Agreement dated December 27, 2006, between the Registrant and Susan E. Puskas. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.19
Employment Agreement dated December 27, 2006, between the Registrant and James A. Schoonover. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.20
Employment Agreement dated December 27, 2006, between the Registrant and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.21	Registrant’s Executive Incentive Compensation Plan dated December 27, 2006, (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated January 4, 2007).**

10.22
Commercial Lease between MEDTOX Laboratories, Inc. and St. Paul Properties, Inc. dated July 28, 2000.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated May 30, 2007).

10.23
Amendment to Lease between MEDTOX Laboratories, Inc. and St. Paul Properties, Inc. dated May 25, 2007.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated May 30, 2007).

10.24
Second Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated July 31, 2007.  (Incorporated by reference to exhibit 10.29 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007).

10.25
Third Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated October 25, 2007.  (Incorporated by reference to exhibit 10.30 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007).

10.26
Registrant’s Long-Term Incentive Plan as Amended and Restated dated December 31, 2007, (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated January 7, 2008).**

10.27
Registrant’s Supplemental Executive Retirement Plan as Amended and Restated dated December 31, 2007, (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated January 7, 2008).**

10.28
Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and B. Mitchell Owens. (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.29
Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and Susan E. Puskas. (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.30
Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and James A. Schoonover. (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.31
Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and Kevin J. Wiersma. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.32
Amendment to Employment Agreement, effective January 1, 2009, between the Registrant and Richard J. Braun. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated December 23, 2008).**

10.33
Fourth Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated October 29, 2009.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2009).

10.34
Registrant’s Supplemental Executive Retirement Plan as Amended and Restated dated January 1, 2010. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated January 7, 2010).**

10.35
Target Financial Objectives for Fiscal Year 2009 under the Annual Incentive Plan and Long Term Incentive Plan.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009).**

10.36	Director Compensation for Fiscal Year 2010.*&**

21.1	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th of March, 2010.

MEDTOX Scientific, Inc.
Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 10, 2010
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 10, 2010
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Steven J. Schmidt	Vice President, Finance	March 10, 2010
Steven J. Schmidt	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 10, 2010
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 10, 2010
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 10, 2010
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 10, 2010
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDTOX Scientific, Inc.
St. Paul, Minnesota

We have audited the internal control over financial reporting of MEDTOX Scientific, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDTOX Scientific, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15.b. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 10, 2010

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands, except share and per share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,165	$4,069
Accounts receivable:
Trade, less allowance for doubtful accounts ($529 in 2009 and $362 in 2008)	14,916	13,304
Other	1,257	778
Total accounts receivable	16,173	14,082
Inventories	3,593	3,900
Prepaid expenses and other	1,429	1,353
Deferred income taxes	3,603	3,612
Total current assets	28,963	27,016
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	29,509	29,204
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	273	400
OTHER ASSETS	1,405	939
TOTAL ASSETS	$76,117	$73,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,143	$3,712
Accrued expenses	4,670	5,235
Current portion of long-term debt	302	677
Total current liabilities	9,115	9,624
LONG-TERM DEBT, net of current portion	-	302
OTHER LONG-TERM LIABILITIES	3,224	2,057
DEFERRED INCOME TAXES, net	2,346	1,078
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,675,510
in 2009 and 8,563,087 in 2008	1,301	1,284
Additional paid-in capital	88,078	88,017
Accumulated deficit	(22,923)	(24,222)
Common stock held in trust, at cost, 367,911 shares in 2009 and 307,267 shares in 2008	(4,024)	(3,614)
Treasury stock, at cost, 103,431 shares in 2009 and 2008	(1,000)	(1,000)
Total stockholders' equity	61,432	60,465
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,117	$73,526

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In thousands, except share and per share data)

	2009	2008	2007
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$36,040	$40,021	$38,673
Clinical & other laboratory services	22,885	19,306	18,099
Clinical trial services	6,926	6,800	4,538
Product sales	18,257	19,686	18,975
	84,108	85,813	80,285
COST OF REVENUES:
Cost of services	45,432	41,665	36,731
Cost of sales	7,781	7,822	7,198
	53,213	49,487	43,929

GROSS PROFIT	30,895	36,326	36,356

OPERATING EXPENSES:
Selling, general and administrative	26,663	24,327	23,737
Research and development	2,264	2,352	2,603
	28,927	26,679	26,340

INCOME FROM OPERATIONS	1,968	9,647	10,016

OTHER INCOME (EXPENSE):
Interest expense	(17)	(77)	(180)
Other income (expense)	96	(914)	(527)
	79	(991)	(707)

INCOME BEFORE INCOME TAX EXPENSE	2,047	8,656	9,309

INCOME TAX EXPENSE	(748)	(3,084)	(2,619)

NET INCOME	$1,299	$5,572	$6,690

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.66	$0.80

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	8,536,768	8,455,092	8,322,092

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.62	$0.75

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	8,788,663	8,938,213	8,907,320

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total

BALANCE AT DECEMBER 31, 2006	8,213,842	$1,232	$85,683	$(36,484)	$(1,487)	$(1,000)	$47,944

Exercise of stock options	340,063	51	383				434
Traded shares for payment of taxes	(15,624)	(2)	(224)				(226)
Share-based compensation			65				65
Purchase of common stock for incentive plan					(1,124)		(1,124)
Tax benefit related to stock-based compensation plans			1,873				1,873
Net income				6,690			6,690

BALANCE AT DECEMBER 31, 2007	8,538,281	$1,281	$87,780	$(29,794)	$(2,611)	$(1,000)	$55,656

Exercise of stock options	24,713	3	8				11
Traded shares for payment of taxes			(225)				(225)
Share-based compensation			13				13
Purchase of common stock for incentive plan					(1,003)		(1,003)
Tax benefit related to stock-based compensation plans			441				441
Share exchange	93
Net income				5,572			5,572

BALANCE AT DECEMBER 31, 2008	8,563,087	$1,284	$88,017	$(24,222)	$(3,614)	$(1,000)	$60,465

Exercise of stock options	114,302	17	328				345
Traded shares for payment of taxes	(1,879)		(72)				(72)
Share-based compensation			5				5
Purchase of common stock for incentive plan					(410)		(410)
Tax expense related to stock-based compensation plans			(200)				10
Net income				1,299			1,299

BALANCE AT DECEMBER 31, 2009	8,675,510	$1,301	$88,078	$(22,923)	$(4,024)	$(1,000)	$61,432

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In thousands)

	2009	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,299	$5,572	$6,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,437	4,838	4,031
Provision for losses on accounts receivable	640	544	377
Loss on sale of equipment	14	7	41
Deferred and stock-based compensation	1,172	390	764
Deferred income taxes	748	2,725	2,933
Changes in operating assets and liabilities:
Accounts receivable	(2,731)	(816)	(3,120)
Inventories	307	10	(372)
Prepaid expenses and other current assets	(76)	(171)	132
Other assets	(466)	(397)	(171)
Accounts payable and accrued expenses	(833)	(451)	657
Other	329	-	-
Net cash provided by operating activities	5,840	12,251	11,962

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(4,930)	(8,508)	(8,995)
Net cash used in investing activities	(4,930)	(8,508)	(8,995)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(677)	(677)	(1,076)
Principal payments on capital leases	-	-	(16)
Purchase of common stock for incentive plan	(410)	(1,003)	(1,124)
Net proceeds from the exercise of stock options	345	11	434
Payment of taxes from traded shares	(72)	(225)	(226)
Net cash used in financing activities	(814)	(1,894)	(2,008)

INCREASE IN CASH AND CASH EQUIVALENTS	96	1,849	959

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,069	2,220	1,261

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,165	$4,069	$2,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$19	$84	$190
Income taxes	49	405	688

Supplemental noncash activities:
Asset additions and related obligations in payables	$1,239	$541	$2,099

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly-owned subsidiaries: MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics) and New Brighton Business Center, LLC (NBBC) (collectively referred to as the "Company").

MEDTOX Laboratories provides drugs-of-abuse testing services; clinical & other laboratory services, which include clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance; and clinical trial services which include central laboratory services, assay development, bio-analytical, bio-equivalence and pharmacokinetic testing.

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

Furniture and equipment:  3 – 10 years
Building and improvements:  10 – 39 years
Leasehold improvements:  lesser of 10 years or life of lease

Goodwill and Other Intangible Assets – The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances.  The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year after the Company’s annual forecasting process.  No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2009, 2008 or 2007.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Goodwill and other intangible assets are allocated to the Company’s reporting units, which are either the operating segment or one reporting level below the operating segment.  The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment.  If the fair value of the reporting unit is less than its carrying value, impairment is indicated to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value.  If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized.  Fair values for the reporting units and other intangible assets are determined based on discounted cash flows.

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

The Company recognizes in its financial statements the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Share-Based Compensation – The Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests over the award’s vesting period based on the award’s fair value at the date of grant.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature.  The carrying amount of our long-term debt approximated fair value at December 31, 2009 and 2008.  The fair value of the Company’s debt was estimated using interest rates that are representative of debt with similar terms and maturities.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions.  The Company had no customers that accounted for more than 10% of consolidated revenues in 2009, 2008, or 2007 or accounts receivable at December 31, 2009 or 2008.

Comprehensive Income – Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities.  In 2009, 2008, and 2007, comprehensive income for the Company was equal to net income as reported.

New Accounting Standards – In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.   The Company adopted this Statement effective July 1, 2009 and accordingly all accounting references have been updated and SFAS references have been replaced with ASC references.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”.   ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature.  ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009.  The adoption of this Statement did not have an impact on our financial position or results of operations.  Effective February 24, 2010, the FASB modified its guidance related to subsequent events and the Company has adopted the change. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

2.	SEGMENTS

The Company has two reportable segments:  Laboratory Services and Product Sales.  The Laboratory Services segment consists of MEDTOX Laboratories and NBBC.  Services provided include drugs-of-abuse testing services; clinical & other laboratory services, which include clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance; and clinical trial services which include central laboratory services, assay development, bio-analytical, bio-equivalence and pharmacokinetic testing.  The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc.  Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2009	2008	2007
Laboratory Services:
Revenues	$65,851	$66,127	$61,310
Depreciation and amortization	4,744	4,211	3,458
Income (loss) from operations	(1,037)	5,364	6,387
Segment assets	60,630	59,812	56,430
Capital expenditures for segment assets	4,561	7,322	7,951

	2009	2008	2007
Product Sales:
Revenues	$18,257	$19,686	$18,975
Depreciation and amortization	693	627	573
Income from operations	3,005	4,283	3,629
Segment assets	11,884	10,102	8,701
Capital expenditures for segment assets	369	1,186	1,044

Corporate (unallocated):
Other income (expense)	$79	$(991)	$(707)
Net deferred tax assets	3,603	3,612	4,818

Company:
Revenues	$84,108	$85,813	$80,285
Depreciation and amortization	5,437	4,838	4,031
Income from operations	1,968	9,647	10,016
Other income (expense)	79	(991)	(707)
Income before income taxes	2,047	8,656	9,309
Total assets	76,117	73,526	69,949
Capital expenditures for assets	4,930	8,508	8,995

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2009	2008	2007

POC on-site testing products	$16,431	$17,787	$16,632
Contract manufacturing services	1,391	1,469	1,437
Other diagnostic products	435	430	906
	$18,257	$19,686	$18,975

3.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2009	2008

Raw materials	$653	$958
Work in process	400	358
Finished goods	360	418
Supplies, including off-site inventory	2,180	2,166
	$3,593	$3,900

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, trademarks and goodwill.  Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process.  No goodwill impairment was recognized in 2009, 2008 or 2007.  There were no other changes in the carrying amount of goodwill in 2009, 2008 or 2007.

The components of other intangible assets were as follows at December 31:

(In thousands)		2009			2008
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Customer lists	11.1 years	2,416	(2,188)	228	2,671	(2,323)	348
Trademarks and other	13.7 years	87	(42)	45	87	(35)	52
Total	11.2 years	$2,503	$(2,230)	$273	$2,758	$(2,358)	$400

Amortization expense for amortizable intangible assets was approximately $127,000, $215,000 and $290,000 during 2009, 2008 and 2007, respectively.  Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2010	$75
2011	48
2012	21
2013	19
2014	15
2015 and thereafter	95
$273

5.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2009	2008

Furniture and equipment	$35,107	$30,798
Building and improvements	8,490	8,490
Leasehold improvements	7,523	7,212
	51,120	46,500
Less accumulated depreciation	(21,611)	(17,296)
	$29,509	$29,204

Depreciation expense was approximately $5.3 million, $4.6 million and $3.7 million during 2009, 2008 and 2007, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

(In thousands)	2009	2008

Accrued clinic fees	$1,300	$1,573
Accrued bonus	-	415
Accrued salaries, wages and commissions	1,571	1,266
Accrued health insurance	337	581
Other accrued expenses	1,462	1,400
	$4,670	$5,235

7.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2009	2008

Term loan, due April 2011, 2.75% at December 31, 2009	$302	$979
Less current portion	(302)	(677)
	$-	$302

Wells Fargo Credit Agreement – The Company is party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”).  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $8.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

Subject to certain conditions, the Wells Fargo Credit Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the Line of Credit.  We are required to pay a fee equal to 0.25% per annum on the average daily unused amount of the Line of Credit.  We have granted the Bank a first priority security interest in all of the Company’s accounts receivable, other rights to payment, general intangibles, inventory, and equipment to secure all indebtedness of the Company to the Bank.

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions.  The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	Tangible Net Worth not less than $40,000,000 at any time, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

•	Current Ratio not less than 1.3 to 1.0 at each month end, with “Current Ratio” defined as total current assets divided by total current liabilities.

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

The Company did not have any borrowings during 2009 under its revolving line of credit.  The weighted average interest rate on borrowings outstanding during the year under the revolving line of credit was 4.9% and 7.8% during 2008, and 2007, respectively.

Term Loan – The Company has a Term Note (the "Note") with the Bank for $3.4 million of which $0.3 million was outstanding at December 31, 2009.  The Note requires payment over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 2006.  Interest is calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term.

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

The Company recorded approximately $5,000, $13,000 and $65,000 in total share-based compensation expense for stock options and stock awards in 2009, 2008, and 2007, respectively.

Stock Options - The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant.  Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant.  The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model.  There were no options granted during 2009, 2008 or 2007.

The following table summarizes the stock option transactions for 2009:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options
				(In thousands)
Outstanding at December 31, 2008	714,067	$4.49
Granted	-	-
Exercised	(138,849)	$3.58
Forfeited/cancelled	-	-

Outstanding, vested and exercisable at December 31, 2009	575,218	$4.70	2.52	$ 1,752

The aggregate intrinsic value of options outstanding at December 31, 2009, is calculated as the difference between the market price of the Company’s common stock at December 31, 2009, and the exercise price of the underlying options, multiplied by the number of in-the-money options.  The total intrinsic value of options exercised was approximately $546,000, $615,000 and $6,056,000 in 2009, 2008, and 2007, respectively.  Cash received from option exercises was approximately $345,000, $11,000, and $434,000, in 2009, 2008, and 2007, respectively.

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

Compensation is charged to operations on a straight-line basis over the restriction periods and amounted to approximately $5,000, $13,000 and $64,000, in 2009, 2008, and 2007, respectively.

A summary of the status of the Company’s non-vested stock awards at December 31, 2009 and changes during 2008 is presented below:

	Stock Award Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	5,000	$7.18
Granted	-	-
Vested	(5,000)	$7.18
Forfeited	-	-

Outstanding and expected to vest at December 31, 2009	-	-

The total fair value of stock awards vested was approximately $45,000, $844,000, and $1,091,000 in 2009, 2008, and 2007, respectively.

9.	STOCKHOLDERS’ EQUITY

Long-Term Incentive Plan - In 2009, 2008 and 2007, the Company repurchased 60,644, 63,140 and 66,703 shares of the Company’s common stock, respectively, at a cost of $410,000, $1,003,000 and $1,124,000, respectively.  The shares repurchased were placed in trust to fund the Long-Term Incentive Plan.

At December 31, 2009, 575,218 shares of common stock were reserved for future issuances related to the exercise of stock options previously granted under the stock option plans discussed in Note 8.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except share and per share data)	2009	2008	2007

Net income (A)	$1,299	$5,572	$6,690
Weighted average number of basic common shares outstanding (B)	8,536,768	8,455,092	8,322,092
Dilutive effect of stock options computed based on the treasury stock method using average market price	251,895	483,121	585,228
Weighted average number of diluted common shares outstanding (C)	8,788,663	8,938,213	8,907,320
Basic earnings per common share (A/B)	$0.15	$0.66	$0.80
Diluted earnings per common share (A/C)	$0.15	$0.62	$0.75

11.	INCOME TAXES

Income tax expense was as follows for the years ended December 31:

(In thousands)	2009	2008	2007

Current:
Federal	$(298)	$341	$339
State and local	(22)	25	(360)
Deferred	1,068	2,718	2,640
	$748	$3,084	$2,619

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2009	2008	2007

Computed expected federal income tax expense (benefit)	$696	$2,943	$3,165
State tax, net of federal effect	52	216	233
Additional net operating loss carryforwards	-	-	(141)
Settlement of state examination	-	-	(384)
Other, net	-	(75)	(254)
	$748	$3,084	$2,619

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2009	2008

Deferred income tax assets:
Accounts receivable allowances	$298	$444
Inventories	133	159
Accrued expenses	430	557
Research and experimental credit carryforwards	602	537
Federal alternative minimum tax credit carryforwards	106	441
Net operating loss carryforwards	3,086	2,666
Other	1,165	751
Total deferred tax assets	5,820	5,555

Deferred income tax liabilities:
Building, equipment and improvements	(999)	(188)
Goodwill and other intangible assets	(3,564)	(2,833)
Total deferred tax liabilities	(4,563)	(3,021)
Net deferred tax assets	$1,257	$2,534

At December 31, 2009, the Company had federal net operating loss carryforwards (NOLs) of approximately $9.0 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2018 through 2028 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

In 2009, the Company utilized $200,000 of deferred tax assets associated with restricted stock and stock options and recorded a corresponding reduction to additional paid-in capital in stockholder’s equity in the accompanying consolidated balance sheet.  In 2008, income tax benefits attributable to share-based compensation of approximately $441,000 were allocated as an increase to additional paid-in capital.

In 2007, the Company decreased its unrecognized tax benefits by $331,000 due to the tax benefit from the favorable resolution of the North Carolina Department of Revenue examination of MEDTOX Diagnostics, Inc.  The decrease was recorded as a benefit to income tax expense.  The Company does not have any unrecognized tax benefits at December 31, 2009 or 2008.

The tax years 2003-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company records income tax related interest expense, interest income and penalties in income tax expense in its Consolidated Statements of Income.  The Company did not have any accrued interest related to uncertain tax positions at December 31, 2009 or 2008.

12.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements.  Contributions to the plan are at the discretion of the Company’s Board of Directors.  The 401(k) expense was approximately $316,000, $222,000 and $125,000 in 2009, 2008 and 2007, respectively.

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

The Compensation Committee determined the total 2009, 2008 and 2007 contribution amounts to be $410,000, $1,070,000 and $1,124,000, respectively, allocated among all participants.  To fund the 2009 and 2007 contribution amounts, the Company purchased 60,644 and 66,703 shares, respectively, of its own stock, which were contributed to a grantor trust.  To fund the 2008 contribution amount, the Company purchased $1,003,000 or 63,140 shares of its own stock and $67,000 of money market funds, which were contributed to a grantor trust.  The acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet.  In 2008, the purchase of the money market funds was recorded in other assets in the accompanying consolidated balance sheet.  The Company records compensation expense on a straight-line basis over the three to five year vesting periods, which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet.  The Company recorded approximately $714,000, $553,000 and $513,000 of compensation expense (recorded in selling, general and administrative expenses) in 2009, 2008 and 2007, respectively, in conjunction with the LTIP.

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

The Compensation Committee determined the 2009, 2008 and 2007 contribution amounts to be $235,000, $242,000 and $225,000, respectively, allocated among all participants.  The plan participants elected to allocate their contribution amounts for all years into investment options consisting of various marketable equity securities.  The deferred compensation was recorded as a marketable equity security in other assets in the accompanying consolidated balance sheet.  The Company recorded compensation expense (recorded in selling, general and administrative expenses) of $159,000, $81,000 and $225,000 in 2009, 2008 and 2007, respectively, which was classified as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet.  The deferred compensation liability was increased $294,000 in 2009 with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant.  The fair value of the marketable equity security also increased $294,000 in 2009 to reflect the investment earnings (recorded in other expense).   In 2008 and 2007, the deferred compensation liability was reduced $257,000 and $39,000, respectively, with a corresponding credit to compensation expense, to reflect the change in the fair value of the amount owed to the participant.  The fair value of the marketable equity security also decreased approximately $257,000 and $39,000 in 2008 and 2007, respectively, to reflect the investment loss.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease.  Rental payments to the director were approximately $349,000, $779,000, and $424,000 during 2009, 2008, and 2007, respectively.  In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from the director, which is included in the 2008 rental payment.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016.  Under the terms of the facility leases, a pro rata share of the facilities’ operating expenses and real estate taxes are charged as additional rent.

At December 31, 2009, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
Operating Leases

2010	$655
2011	531
2012	512
2013	349
2014	349
2015 and thereafter	436
$2,832

Rent expense (including amounts for the facilities leased from the director) amounted to $0.8 million, $1.7 million, and $1.6 million during 2009, 2008, and 2007, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

14.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses.  In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent.  The Company received $300,000 for reimbursement of tenant improvements completed in 2001.  Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses.  These facilities have always been owned and leased to the Company by a director of the Company.  In 2003, the Company completed additional tenant improvements to the premises of $300,000.  In November 2003, the Company amended and restated these leases.  Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016.  In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the facilities leased from the director relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company.  The prepayment was recorded as prepaid rent in other assets (long-term) in the accompanying consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.  In 2009, the annual base rent was approximately $401,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.  The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises based upon review of prevailing market rates at the time of lease renewal.

15.	QUARTERLY INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$20,658	$21,332	$22,261	$19,857
Gross profit	7,643	7,666	8,686	6,900
Net income (loss)	420	311	758	(190)
Basic earnings (loss) per share	0.05	0.04	0.09	(0.02)
Diluted earnings (loss) per share	0.05	0.04	0.09	(0.02)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$20,705	$21,877	$22,410	$20,821
Gross profit	9,172	9,499	9,432	8,223
Net income	1,587	1,928	1,644	413
Basic earnings per share	0.19	0.23	0.20	0.05
Diluted earnings per share	0.18	0.22	0.19	0.05

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2009
Allowance for Doubtful Accounts	$362,000	$640,000	$473,000	(1)	$529,000

Year ended December 31, 2008
Allowance for Doubtful Accounts	$264,000	$544,000	$446,000	(1)	$362,000

Year ended December 31, 2007
Allowance for Doubtful Accounts	$280,000	$377,000	$393,000	(1)	$264,000

(1)	Uncollectible accounts written off, net of recoveries.