Form 10-Q
period 2010-03-31
MEDTOX SCIENTIFIC INC
filed 2010-05-04
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  ___________________________  to  __________________________________

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
Large accelerated filer [   ]                        Accelerated filer [ X ]            Non-accelerated filer [  ]        Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 16, 2010
Common Stock, $0.15 par value per share	8,695,948

MEDTOX SCIENTIFIC, INC.

INDEX
			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three
		Months Ended March 31, 2010 and 2009	3

		Consolidated Balance Sheets – March 31, 2010
		and December 31, 2009	4

		Consolidated Statements of Cash Flows – Three
		Months Ended March 31, 2010 and 2009	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	21

	Item 4:	Controls and Procedures	21

Part II	Other Information		22

	Item 1A:	Risk Factors	22

	Item 5:	Other Information	22

	Item 6:	Exhibits	23

		Signatures	24

		Exhibit Index	25

PART I                 FINANCIAL INFORMATION

Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$8,796	$8,446
Clinical & other laboratory services	6,890	5,397
Clinical trial services	833	2,315
Product sales	4,642	4,500
	21,161	20,658

COST OF REVENUES:
Cost of services	11,033	11,117
Cost of sales	2,028	1,898
	13,061	13,015

GROSS PROFIT	8,100	7,643

OPERATING EXPENSES:
Selling, general and administrative	7,433	6,221
Research and development	549	570
	7,982	6,791

INCOME FROM OPERATIONS	118	852

OTHER INCOME (EXPENSE):
Interest expense	(1)	(6)
Other income (expense)	5	(184)
	4	(190)

INCOME BEFORE INCOME TAX EXPENSE	122	662

INCOME TAX EXPENSE	(45)	(242)

NET INCOME	$77	$420

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.05

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,632,574	8,496,350
Diluted	8,847,337	8,693,042

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,448	$4,165
Accounts receivable:
Trade, less allowance for doubtful accounts ($639 in 2010 and $529 in 2009)	16,308	14,916
Other	1,295	1,257
Total accounts receivable	17,603	16,173
Inventories	3,597	3,593
Prepaid expenses and other	1,526	1,429
Deferred income taxes	3,558	3,603
Total current assets	30,732	28,963
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,515	29,509
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	254	273
OTHER ASSETS	955	1,405
TOTAL ASSETS	$76,423	$76,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,918	$4,143
Accrued expenses	4,903	4,670
Current portion of long-term debt	133	302
Total current liabilities	8,954	9,115
LONG-TERM LIABILITIES	3,035	3,224
DEFERRED INCOME TAXES, net	2,346	2,346

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,799,379
in 2010 and 8,675,510 in 2009	1,320	1,301
Additional paid-in capital	88,638	88,078
Accumulated deficit	(22,846)	(22,923)
Common stock held in trust, at cost, 367,911 shares in 2010 and 2009	(4,024)	(4,024)
Treasury stock, at cost, 103,431 shares in 2010 and 2009	(1,000)	(1,000)
Total stockholders' equity	62,088	61,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,423	$76,117

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$77	$420
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,420	1,299
Provision for losses on accounts receivable	230	158
Loss on sale of equipment	-	9
Deferred and stock-based compensation	244	203
Deferred income taxes	45	242
Changes in operating assets and liabilities:
Accounts receivable	(1,660)	(1,474)
Inventories	(4)	(47)
Prepaid expenses and other current assets	(97)	(138)
Other assets	17	11
Accounts payable and accrued expenses	649	(146)
Net cash provided by operating activities	921	537

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(1,048)	(720)
Net cash used in investing activities	(1,048)	(720)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on long-term debt	(169)	(169)
Purchase of common stock for incentive plan	-	(392)
Net proceeds from the exercise of stock options	579	224
Net cash provided by (used in) financing activities	410	(337)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	283	(520)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,165	4,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,448	$3,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1	$7
Income taxes	25	11

Supplemental noncash activities:
Asset additions and related obligations in payables	118	727

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2.  SEGMENTS

The Company has two reportable segments:  Laboratory Services and Product Sales.  The Laboratory Services segment consists of MEDTOX Laboratories and New Brighton Business Center, LLC (NBBC).  Services provided include drugs-of-abuse testing services; clinical & other laboratory services, which include clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance; and clinical trial services which include central laboratory services, assay development, bio-analytical, bio-equivalence and pharmacokinetic testing.  The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc.  Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, in addition to a variety of other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2010	March 31, 2009
Laboratory Services:
Revenues	$16,519	$16,158
Depreciation and amortization	1,223	1,151
Income (loss) from operations	(561)	74
Capital expenditures for segment assets	1,001	623

Product Sales:
Revenues	$4,642	$4,500
Depreciation and amortization	197	148
Income from operations	679	778
Capital expenditures for segment assets	47	97

Corporate (unallocated):
Other income (expense)	$4	$(190)

Company:
Revenues	$21,161	$20,658
Depreciation and amortization	1,420	1,299
Income from operations	118	852
Other income (expense)	4	(190)
Income before income tax expense	122	662
Capital expenditures for assets	1,048	720

(In thousands)	March 31, 2010	December 31, 2009
Assets:
Laboratory Services	$60,037	$60,630
Product Sales	12,828	11,884
Corporate (unallocated)	3,558	3,603
Company	$76,423	$76,117

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2010	March 31, 2009

POC on site testing products	$4,109	$4,025
Contract manufacturing services	395	378
Other diagnostic products	138	97
	$4,642	$4,500

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009

Raw materials	$746	$653
Work in process	361	400
Finished goods	323	360
Supplies, including off-site inventory	2,167	2,180
	$3,597	$3,593

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2010	March 31, 2009

Net income (A)	$77	$420
Weighted average number of basic common shares outstanding (B)	8,632,574	8,496,350
Dilutive effect of stock options computed based on the treasury stock method using average market price	214,763	196,692
Weighted average number of diluted common shares outstanding (C)	8,847,337	8,693,042
Basic earnings per common share (A/B)	$0.01	$0.05
Diluted earnings per common share (A/C)	$0.01	$0.05

5.  INCOME TAXES

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009

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

In January 2008, we announced that we were voluntarily recalling approximately 400 MEDTOXScan® electronic readers because of mis-branding.  The PROFILE®-III ER devices sold for use with the readers and which are properly cleared for sale by the FDA, can be read visually without the reader.  The readers were provided to customers at no cost, therefore the direct financial impact of the recall is limited to shipping fees which are estimated to be less than $10,000.  It had been our original intention to replace these readers with a new generation of reader having over-the-counter (OTC) approval in 2008.  As a result of the recall, we sought “prescription use” clearance for the new reader.  We filed a 510(k) application in March 2008.  In February 2009, we received 510(k) clearance from the FDA to market our MEDTOXScan® electronic readers to be used with nine drugs.  In May 2009, we filed a 510(k) application with the FDA for three more drugs to be added to the reader menu.  In July 2009, we received 510(k) clearance from the FDA to market our PROFILE®-V MEDTOXScan® Drugs-of-Abuse Test System with the three additional drugs.  In April 2010, we received 510(k) clearance from the FDA for two additional drugs for our MEDTOXScan® Drugs-of-Abuse Test System.  The total number of drugs detectable on the system is now fourteen.   Currently, we have between 300 to 400 hospital clients utilizing our PROFILE® visually read cassettes for drugs-of-abuse detection.  The new Test System will be marketed not only to those clients, but to the broader hospital market which is estimated in excess of 2,500 hospitals.  Since receiving FDA clearance for the expanded panel, we have shipped over 500 units.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services and Product Sales, Drugs-of-Abuse Business

In the first quarter of 2010, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year period, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share.  Over the past four years, we have expanded our number of sales representatives from 23 to 51.  The increase in sales representatives has increased our business from new accounts and helps offset risks from uncertain economic conditions that may cause lower activity from existing workplace drugs-of-abuse clients.

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

ClearCourse®, another innovative solution we offer, is a comprehensive drug testing program that combines four essential components: Drug Abuse Recognition System (DARS®) training, SURE-SCREEN® on-site drug screening devices, laboratory based confirmation testing and WEBTOX® online data management.

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first of these objectives is discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the first quarter of 2010, we were able to achieve revenue growth and improved gross margin, but we experienced an increase in SG&A expenses as a percentage of revenues.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

	Three Months Ended		Quarter-over-Quarter
(In thousands, except percentages)	March 31, 2010	March 31, 2009	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of-abuse testing services	$8,796	$8,446	$350	4%
Clinical & other laboratory services	6,890	5,397	1,493	28%
Clinical trial services	833	2,315	(1,482)	(64)%

Product Sales	4,642	4,500	142	3%

	$21,161	$20,658	$503	2%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 4% to $8.8 million in the first quarter of 2010 primarily as a result of an increase in new account revenues, partially offset by a 6% decline in revenues from our existing drug-of-abuse clients due to challenging economic conditions affecting hiring decisions.  We expect a continuing negative impact on revenues from our drugs-of-abuse clients in 2010 caused by the negative economic conditions affecting hiring.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 28% to $6.9 million in the first quarter of 2010 due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives undertaken in 2008.

Revenues in clinical trial services decreased 64% to $0.8 million in the first quarter of 2010 and continue to be impacted by a slow-down of projects and deferral of work into future quarters. Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 2% to $4.1 million in the first quarter of 2010.  The increase was due primarily an increase in revenues from device sales in the workplace market.  Overall, pricing for our POCT devices was stable quarter over quarter.

Sales of contract manufacturing services were flat at $0.4 million in the first quarter of 2010 compared to the same period in 2009.

Sales of other diagnostic products were flat at $0.1 million in the first quarter of 2010 compared to the same period in 2009.

Cost of Revenues and Gross Margin

	Three Months Ended						Quarter-over-Quarter
	March 31, 2010	% of Revenues		March 31, 2009	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$11,033	66.8	%*	$11,117	68.8	%*	$(84)	(1)%

Cost of Sales	2,028	43.7	%**	1,898	42.2	%**	130	7%

	$13,061	61.7%		$13,015	63.0%		$46	-%

-      Less than 1%
*     Cost of services as a percentage of Laboratory Services revenues
**   Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 38.3% of revenues in the first quarter of 2010, compared to 37.0% of revenues for the same period in 2009.

Laboratory Services gross margin was 33.2% in the first quarter of 2010, up from 31.2% in the first quarter of 2009.  Cost of services was relatively flat in the first quarter of 2010 compared to the same period in 2009.  The increase in gross margin was due to increased volume through a stable cost structure.   Gross margin from Product Sales decreased to 56.3% in the first quarter of 2010, down from 57.8% in the same period of 2009.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2010	% of Revenues	March 31, 2009	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$7,433	35.1%	$6,221	30.1%	$1,212	20%

Research and development	549	2.6%	570	2.8%	(21)	(4)%

	$7,982	37.7%	$6,791	32.9%	$1,191	18%

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $7.4 million, or 35.1% of revenues in the first quarter of 2010, compared to $6.2 million, or 30.1% of revenues in the first quarter of 2009.  This increase was primarily associated with an increase in sales and marketing expense and the reclassification of $195,000 from other expenses which were determined to be more appropriately classified in SG&A expenses.  Our SG&A expenses of $7.4 million in the first quarter of 2010 compared more closely to the previous two quarters, where SG&A expenses were $6.8 million and $7.1 million respectively.  The increase in the current quarter, over the previous two quarters, was due primarily to the timing of expenses relating to our year-end financial audit, as well as incentive based compensation expense.

Research and Development Expenses.  Research and development expenses decreased 4% to $549,000 in the first quarter of 2010, primarily due to decreased spending for on-going projects in our Product Sales segment.

Other Income (Expense)

Other income (expense) consists primarily of interest expense, our investment gains/losses, and the net expenses associated with our building rental activities.  Other income was $4,000 in the first quarter of 2010 compared to other expense of $190,000 for the same period in 2009.  The variance was due to the reclassification of $195,000 for the three months ended March 31, 2010 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations.  Cash and cash equivalents at March 31, 2010 were $4.4 million, compared to $4.2 million at December 31, 2009.

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2010 compared to $0.5 million for the same period of 2009.  The increase was primarily due to an increase in accounts payable in the first quarter of 2010 compared to a decrease in the same period of 2009, primarily due to the timing of scheduled payments.

Net cash used in investing activities, consisting of capital expenditures, was $1.0 million for the three months ended March 31, 2010 compared to $0.7 million for the same period of 2009.  In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2010 compared to cash used in financing activities of $0.3 million in the prior year period.   The change was partly due to an increase in the net proceeds from the exercise of stock options and the absence of costs incurred in the first quarter of 2010 related to the repurchase of shares of our common stock.  In the first quarter of 2009, we repurchased 58,054 shares of our common stock in the open market for a cost of $0.4 million which were placed in trust to fund our Long-Term Incentive Plan.

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

We are relying on expected positive cash flows from operations and our Line of Credit to fund our future working capital and asset purchases.  As of March 31, 2010, we had total borrowing capacity of $8.0 million on our line of credit.  We did not have an outstanding balance on our Line of Credit at March 31, 2010.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2010.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II                      OTHER INFORMATION

ITEM 1A                    RISK FACTORS.  There have been no material changes to our risk factors during the quarter ended March 31, 2010.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 5	OTHER INFORMATION.

Executive Salaries for 2010

On March 22, 2010, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved 2010 base salaries for the executive officers, effective April 1, 2010, as set forth below:

Executive Officer	Title	Salary
Richard J. Braun	President and Chief Executive Officer	$390,000
Kevin J. Wiersma	Chief Financial Officer, Vice President and Chief Operating Officer of MEDTOX Laboratories, Inc.	$235,800
James A. Schoonover	Vice President and Chief Marketing Officer	$235,800
B. Mitchell Owens	Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	$223,100
Susan E. Puskas	Vice President Quality, Regulatory Affairs, and Human Resources	$235,800

Target Financial Objectives for Fiscal Year 2010 under the Annual Incentive Plan and Long Term Incentive Plan

On March 29, 2010, the Committee approved weighted target financial objectives for the Company’s 2010 Annual Incentive Plan and Long-Term Incentive Plan (LTIP). Awards will be based on the target payouts set forth below, which are expressed as a percentage of base salary. Specific payments to individuals could exceed the following targets if the Company achieves more than 100% of its target financial objectives, but in no event will the Annual Incentive Payment or LTIP individually exceed two times base salary.

Title	Target Payout %
Chief Executive Officer	100%

Chief Financial Officer and Chief Operating Officer of MEDTOX Laboratories, Inc.	60%

Vice President and Chief Marketing Officer	60%

Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	60%

Vice President Quality, Regulatory Affairs, and Human Resources	60%

Employees must be employed by the Company as of December 31, 2010, and at the time of the awards in order to participate in the Plans, and awards may be adjusted on a pro rata basis to the extent any employee is employed for only a portion of the year 2010. The Chief Executive Officer will recommend individual awards for all participating employees (except for the Chief Executive Officer) for approval by the Committee based on an assessment of each individual’s performance. The Committee may approve or disapprove any recommended awards in whole or in part in its sole discretion. The Committee shall determine the award for the Chief Executive Officer based on an assessment of his performance for 2010.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Richard J. Braun	President, Chief Executive Officer, and	May 4, 2010
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	May 4, 2010
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	May 4, 2010
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2010

Exhibit
Number                   Description

10.1	Executive Salaries for 2010.**

10.2	Target Financial Objectives for Fiscal Year 2010 under the Annual Incentive Plan and Long Term Incentive Plan.**

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

** Denotes a management contract or compensatory plan or arrangement