Form 10-Q
period 2010-06-30
MEDTOX SCIENTIFIC INC
filed 2010-07-29
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period   _________________________    to    _________________________________

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
Large accelerated filer [   ]                                                            Accelerated filer [ X ]                                          Non-accelerated filer [  ]Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2010
Common Stock, $0.15 par value per share	8,717,314

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three and Six
		Months Ended June 30, 2010 and 2009	3

		Consolidated Balance Sheets – June 30, 2010
		and December 31, 2009	4

		Consolidated Statements of Cash Flows – Six Months
		Ended June 30, 2010 and 2009	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	20

	Item 4:	Controls and Procedures	20

Part II	Other Information		21

	Item 1A:	Risk Factors	21

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 5:	Other Information	21

	Item 6:	Exhibits	21

		Signatures	22

		Exhibit Index	23

PART I                 FINANCIAL INFORMATION
Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$10,160	$9,618	$18,956	$18,064
Clinical & other laboratory services	7,578	5,377	14,468	10,774
Clinical trial services	2,037	1,592	2,870	3,907
Product sales	5,410	4,745	10,052	9,245
	25,185	21,332	46,346	41,990

COST OF REVENUES:
Cost of services	12,551	11,634	23,584	22,751
Cost of sales	2,293	2,032	4,321	3,930
	14,844	13,666	27,905	26,681

GROSS PROFIT	10,341	7,666	18,441	15,309

OPERATING EXPENSES:
Selling, general and administrative	8,231	6,521	15,664	12,742
Research and development	573	589	1,122	1,159
	8,804	7,110	16,786	13,901

INCOME FROM OPERATIONS	1,537	556	1,655	1,408

OTHER INCOME (EXPENSE):
Interest expense	-	(5)	(1)	(11)
Other income (expense)	56	(62)	61	(246)
	56	(67)	60	(257)

INCOME BEFORE INCOME TAX EXPENSE	1,593	489	1,715	1,151

INCOME TAX EXPENSE	(581)	(178)	(626)	(420)

NET INCOME	$1,012	$311	$1,089	$731

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.04	$0.13	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.11	$0.04	$0.12	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,700,838	8,538,965	8,669,326	8,518,524
Diluted	8,963,870	8,816,645	8,907,773	8,759,333

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,946	$4,165
Accounts receivable:
Trade, less allowance for doubtful accounts ($718 in 2010 and $529 in 2009)	19,370	14,916
Other	1,219	1,257
Total accounts receivable	20,589	16,173
Inventories	3,547	3,593
Prepaid expenses and other	1,501	1,429
Deferred income taxes	2,977	3,603
Total current assets	33,560	28,963
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,696	29,509
GOODWILL	15,967	15,967
INTANGIBLE ASSETS, net	236	273
OTHER ASSETS	1,017	1,405
TOTAL ASSETS	$79,476	$76,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,066	$4,143
Accrued expenses	6,827	4,670
Current portion of long-term debt	-	302
Total current liabilities	10,893	9,115
OTHER LONG-TERM LIABILITIES	3,287	3,224
DEFERRED INCOME TAXES, net	2,346	2,346

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,820,745 in
2010 and 8,675,510 in 2009	1,323	1,301
Additional paid-in capital	88,729	88,078
Accumulated deficit	(21,834)	(22,923)
Common stock held in trust, at cost, 388,531 shares in 2010 and 367,911 shares in 2009	(4,268)	(4,024)
Treasury stock, at cost, 103,431 shares in 2010 and 2009	(1,000)	(1,000)
Total stockholders' equity	62,950	61,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,476	$76,117

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,089	$731
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,840	2,641
Provision for losses on accounts receivable	582	310
Loss on sale of equipment	6	13
Deferred and stock-based compensation	541	378
Deferred income taxes	626	420
Changes in operating assets and liabilities:
Accounts receivable	(4,998)	(1,851)
Inventories	46	171
Prepaid expenses and other current assets	(72)	191
Other assets	(45)	(153)
Accounts payable and accrued expenses	2,497	(1,003)
Net cash provided by operating activities	3,112	1,848

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(2,413)	(2,144)
Net cash used in investing activities	(2,413)	(2,144)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on long-term debt	(302)	(339)
Purchase of common stock for incentive plan	(289)	(410)
Net proceeds from the exercise of stock options	673	236
Net cash provided by (used in) financing activities	82	(513)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	781	(809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,165	4,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,946	$3,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2	$12
Income taxes	25	31

Supplemental noncash activities:
Asset additions and related obligations in payables	822	656

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Laboratory Services:
Revenues	$19,775	$16,587	$36,294	$32,745
Depreciation and amortization	1,218	1,172	2,441	2,323
Income (loss) from operations	495	(297)	(66)	(223)
Capital expenditures for segment assets	1,267	1,348	2,268	1,971

Product Sales:
Revenues	$5,410	$4,745	$10,052	$9,245
Depreciation and amortization	202	170	399	318
Income from operations	1,042	853	1,721	1,631
Capital expenditures for segment assets	98	76	145	173

Corporate (unallocated):
Other income (expense)	$56	$(67)	$60	$(257)

Company:
Revenues	$25,185	$21,332	$46,346	$41,990
Depreciation and amortization	1,420	1,342	2,840	2,641
Income from operations	1,537	556	1,655	1,408
Other income (expense)	56	(67)	60	(257)
Income before income tax expense	1,593	489	1,715	1,151
Capital expenditures for assets	1,365	1,424	2,413	2,144

(In thousands)	June 30, 2010	December 31, 2009
Assets:
Laboratory Services	$62,365	$60,630
Product Sales	14,134	11,884
Corporate (unallocated)	2,977	3,603
Company	$79,476	$76,117

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

POC on-site testing products	$4,682	$4,316	$8,791	$8,341
Contract manufacturing services	553	327	948	705
Other diagnostic products	175	102	313	199
	$5,410	$4,745	$10,052	$9,245

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009

Raw materials	$691	$653
Work in process	396	400
Finished goods	317	360
Supplies, including off-site inventory	2,143	2,180
	$3,547	$3,593

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (A)	$1,012	$311	$1,089	$731
Weighted average number of basic common shares outstanding (B)	8,700,838	8,538,965	8,669,326	8,518,524
Dilutive effect of stock options computed based on the treasury stock method	263,032	277,680	238,447	240,809
Weighted average number of diluted common shares outstanding (C)	8,963,870	8,816,645	8,907,773	8,759,333
Basic earnings per common share (A/B)	$0.12	$0.04	$0.13	$0.09
Diluted earnings per common share (A/C)	$0.11	$0.04	$0.12	$0.08

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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management.  Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, and (v) statements of assumptions underlying other statements and statements about our business.

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc.  MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of point-of-collection testing (POCT) diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan® reader, VERDICT®-II, and SURE-SCREEN® products, in addition to other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls.  The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services and Product Sales, Drugs-of-Abuse Business

In the first and second quarters of 2010, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and six-month periods ended June 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first of these objectives is discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the second quarter of 2010 and the first six months of this year, we were able to achieve revenue growth and improved gross margin, but we experienced an increase in SG&A expenses as a percentage of revenues.

Revenues

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	June 30, 2010	June 30, 2009	$ Change	% Change	June 30, 2010	June 30, 2009	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$10,160	$9,618	$542	6%	$18,956	$18,064	$892	5%
Clinical & other laboratory services	7,578	5,377	2,201	41%	14,468	10,774	3,694	34%
Clinical trial services	2,037	1,592	445	28%	2,870	3,907	(1,037)	(27)%

Product Sales	5,410	4,745	665	14%	10,052	9,245	807	9%

	$25,185	$21,332	$3,853	18%	$46,346	$41,990	$4,356	10%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing, clinical and other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 6% to $10.2 million and 5% to $19.0 million for the three and six month periods ended June 30, 2010, respectively.  The increase in both periods was primarily a result of an increase in new account revenues.  The increases were partially offset by a 9% and 8% decline in revenues from our existing drugs-of-abuse clients for the three and six months periods ended June 30, 2010, respectively, due to challenging economic conditions affecting hiring decisions.  We expect a continuing negative impact on revenue from our drugs-of-abuse clients in 2010 caused by the negative economic conditions affecting hiring.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 41% to $7.6 million and 34% to $14.5 million for the three and six month periods ended June 30, 2010, respectively.  The improvement in both periods was due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives undertaken in 2008.

Revenues in clinical trial services increased 28% to $2.0 million for the three months ended June 30, 2010 and reflects an increase in activity and deferral of work into this period after the slow-down of projects experienced in the first quarter.    For the six months ended June 30, 2010, revenues decreased 27% to $2.9 million due to a slow-down of projects in the first quarter of 2010.   Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 8% to $4.7 million and 5% to $8.8 million for the three and six months ended June 30, 2010, respectively.  The increase in both periods was due primarily to an increase in revenues from device sales in the workplace and hospital markets.  Overall, pricing for our POCT devices was slightly lower than the prior year periods.

Sales of contract manufacturing services increased 69% to $0.6 million and 35% to $0.9 million for the three and six months ended June 30, 2010, respectively.   After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we are phasing out contract manufacturing services.  The increase in both periods was due to additional revenue from one of our clients whose contract expired on June 30, 2010.  Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products increased $73,000 to $175,000 for the three months ended June 30, 2010 and increased $114,000 to $313,000 for the six months ended June 30, 2010 due to the sale of the new NexScreen 12 panel diagnostic product.

Cost of Revenues and Gross Margin

	Three Months Ended						Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2010	% of Revenues		June 30, 2009	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$12,551	63.5	%*	$11,634	70.1	%*	$917	8%

Cost of Sales	2,293	42.4	%**	2,032	42.8	%**	261	13%

	$14,844	58.9%		$13,666	64.1%		$1,178	9%

	Six Months Ended						Year-over-Year
(In thousands, except percentages)	June 30, 2010	% of Revenues		June 30, 2009	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$23,584	65.0	%*	$22,751	69.5	%*	$833	4%

Cost of Sales	4,321	43.0	%**	3,930	42.5	%**	391	10%

	$27,905	60.2%		$26,681	63.5%		$1,224	5%

*      Cost of services as a percentage of Laboratory Services revenues
**      Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 41.1% and 39.8% of revenues for the three and six months ended June 30, 2010, respectively, compared to 35.9% and 36.5% of revenues for the same periods in 2009.

Laboratory Services gross margin was 36.5% and 35.0% for the three and six months ended June 30, 2010, respectively, up from 29.9% and 30.5% for the same periods of 2009.  The increase in both periods in 2010 was primarily due to an increase in higher margin clinical testing revenues.

Gross margin from Product Sales was 57.6% and 57.0% for the three and six months ended June 30, 2010, respectively, compared to 57.2% and 57.5% for the same periods of 2009.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2010	% of Revenues	June 30, 2009	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$8,231	32.7%	$6,521	30.6%	$1,710	26%

Research and development	573	2.3%	589	2.8%	(16)	(3)%

	$8,804	35.0%	$7,110	33.3%	$1,694	24%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2010	% of Revenues	June 30, 2009	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$15,664	33.8%	$12,742	30.3%	$2,922	23%

Research and development	1,122	2.4%	1,159	2.8%	(37)	(3)%

	$16,786	36.2%	$13,901	33.1%	$2,885	21%

   Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $8.2 million, or 32.7% of revenues for the three months ended June 30, 2010, compared to $6.5 million, or 30.6% of revenues for the same period in 2009.  For the six months ended June 30, 2010, SG&A expenses increased to $15.7 million, or 33.8% of revenues, compared to $12.7 million, or 30.3% of revenues for the same period in 2009.  The increase in both periods was primarily due to increased costs associated with the growth in clinical revenue and increased incentive-based compensation.  Increased expenses associated with the growth in our clinical & other laboratory services business include the expansion of our sales force in the second half of last year,  higher sales related expenses including sales commissions and travel-related expenses, and an increase in expenses related to third party and patient billing.

Other Income (Expense)

Other income  (expense) consists primarily of our investment gains/losses, the net expenses associated with our building rental activities and interest expense.  Other income was $56,000 for the three months ended June 30, 2010 compared to other expense of $67,000 for the same period in 2009.  Other income was $60,000 for the six months ended June 30, 2010 compared to other expense of $257,000 for the same period in 2009.  The variance in both periods was due to an investment gain on our marketable equity securities held in trust in the second quarter of 2010 compared to an investment loss in the same period of 2009.  The variance in the six month period was also due to the reclassification of $195,000 in the first quarter of 2010 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations.  Cash and cash equivalents at June 30, 2010 were $4.9 million, compared to $4.2 million at December 31, 2009.

Net cash provided by operating activities was $3.1 million for the six months ended June 30, 2010, compared to $1.8 million for the six months ended June 30, 2009.  The increase was attributable to an increase in net earnings, excluding non-cash charges such as depreciation, amortization, deferred compensation and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $2.4 million for the six months ended June 30, 2010, compared to $2.1 million for the same period of 2009.   In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2010, compared to net cash used in financing activities of $0.5 million in the prior year period.  The change was primarily due to an increase in the net proceeds from the exercise of stock options, as well as a  decrease in the repurchase of shares of our common stock.  In the first six months of 2010, we repurchased 23,290 shares of our common stock in the open market for a cost of $0.3 million.  In the first six months of 2009, we repurchased 60,644 shares of our common stock in the open market for a cost of $0.4 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”).  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $8.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.  We did not have an outstanding balance on the Line of Credit at June 30, 2010 or December, 31, 2009.

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

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at June 30, 2010.

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

Item 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2010.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II                     OTHER INFORMATION

ITEM 1A                   RISK FACTORS.  There have been no material changes to our risk factors during the three and six months ended June 30, 2010.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	23,259	$12.37	-	-
May 1 - 31	-	-	-	-
June 1 - 30	31	12.81	-	-
Total	23,290	$12.37	-	-

(a)  Represents the number of shares of the Company’s common stock repurchased to fund the Company’s Long-Term Incentive Plan and Supplemental Executive Retirement Plan.  Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

ITEM 5                      OTHER INFORMATION.  The MEDTOX Scientific, Inc. 2010 Stock Incentive Plan (the ‘Plan”) was approved by the stockholders on June 15, 2010.  A description of the material terms of the Plan appeared in the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 22, 2010, which is incorporated by reference herein.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 29, 2010
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 29, 2010
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	July 29, 2010
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2010

Exhibit
Number                   Description

10.1	MEDTOX Scientific, Inc. 2010 Stock Incentive Plan

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.