Form 10-Q
period 2010-09-30
MEDTOX SCIENTIFIC INC
filed 2010-10-28
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 13, 2010
Common Stock, $0.15 par value per share	8,735,687

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three and Nine
		Months Ended September 30, 2010 and 2009	3

		Consolidated Balance Sheets – September 30, 2010
		and December 31, 2009	4

		Consolidated Statements of Cash Flows – Nine Months
		Ended September 30, 2010 and 2009	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	21

	Item 4:	Controls and Procedures	21

Part II	Other Information

	Item 1A:	Risk Factors	22

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 6:	Exhibits	22

		Signatures	23

		Exhibit Index	24

PART I                 FINANCIAL INFORMATION
Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$ 10,390	$ 9,465	$ 29,346	$ 27,529
Clinical & other laboratory services	7,928	6,188	22,396	16,962
Clinical trial services	2,358	2,001	5,228	5,908
Product sales	5,123	4,607	15,175	13,852
	25,799	22,261	72,145	64,251

COST OF REVENUES:
Cost of services	12,951	11,704	36,535	34,455
Cost of sales	2,036	1,871	6,357	5,801
	14,987	13,575	42,892	40,256

GROSS PROFIT	10,812	8,686	29,253	23,995

OPERATING EXPENSES:
Selling, general and administrative	8,394	7,084	24,058	19,826
Research and development	576	555	1,698	1,714
	8,970	7,639	25,756	21,540

INCOME FROM OPERATIONS	1,842	1,047	3,497	2,455

OTHER INCOME (EXPENSE):
Interest expense	(1)	(4)	(2)	(15)
Other income (expense)	(33)	151	28	(95)
	(34)	147	26	(110)

INCOME BEFORE INCOME TAX EXPENSE	1,808	1,194	3,523	2,345

INCOME TAX EXPENSE	(660)	(436)	(1,286)	(856)

NET INCOME	$ 1,148	$ 758	$ 2,237	$ 1,489

BASIC EARNINGS PER COMMON SHARE	$ 0.13	$ 0.09	$ 0.26	$ 0.17

DILUTED EARNINGS PER COMMON SHARE	$ 0.13	$ 0.09	$ 0.25	$ 0.17

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,718,772	8,547,213	8,686,962	8,529,608
Diluted	8,963,969	8,834,675	8,922,443	8,778,555
See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,819	$4,165
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,051 in 2010 and $529 in 2009)	21,434	14,916
Other	1,532	1,257
Total accounts receivable	22,966	16,173
Inventories	3,760	3,593
Prepaid expenses and other	1,059	1,429
Deferred income taxes	2,317	3,603
Total current assets	34,921	28,963
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,635	29,509
GOODWILL	15,967	15,967
INTANGIBLE ASSETS, net	217	273
OTHER ASSETS	967	1,405
TOTAL ASSETS	$80,707	$76,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,838	$4,143
Accrued expenses	6,864	4,670
Current portion of long-term debt	-	302
Total current liabilities	10,702	9,115
OTHER LONG-TERM LIABILITIES	3,488	3,224
DEFERRED INCOME TAXES, net	2,346	2,346

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 8,836,147 in
2010 and 8,675,510 in 2009	1,325	1,301
Additional paid-in capital	88,800	88,078
Accumulated deficit	(20,686)	(22,923)
Common stock held in trust, at cost, 388,531 shares in 2010 and 367,911 shares in 2009	(4,268)	(4,024)
Treasury stock, at cost, 103,460 shares in 2010 and 103,431 shares in 2009	(1,000)	(1,000)
Total stockholders' equity	64,171	61,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,707	$76,117

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,237	$1,489
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,316	4,027
Provision for losses on accounts receivable	1,087	478
Loss on sale of equipment	5	13
Deferred compensation	742	763
Deferred income taxes	1,286	856
Changes in operating assets and liabilities:
Accounts receivable	(7,880)	(3,809)
Inventories	(167)	47
Prepaid expenses and other current assets	370	362
Other assets	5	(298)
Accounts payable and accrued expenses	2,975	(517)
Net cash provided by operating activities	4,976	3,411

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(4,479)	(3,493)
Proceeds from the sale of equipment	2	-
Net cash used in investing activities	(4,477)	(3,493)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on long-term debt	(302)	(508)
Purchase of common stock for incentive plan	(289)	(410)
Net proceeds from the exercise of stock options	746	271
Payment of taxes from traded shares	-	(72)
Net cash provided by (used in) financing activities	155	(719)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	654	(801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,165	4,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,819	$3,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2	$16
Income taxes	47	42

Supplemental noncash activities:
Asset additions and related obligations in payables	153	1,314

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Laboratory Services:
Revenues	$20,676	$17,654	$56,970	$50,399
Depreciation and amortization	1,279	1,204	3,720	3,527
Income from operations	910	261	844	38
Capital expenditures for segment assets	1,957	1,251	4,225	3,222

Product Sales:
Revenues	$5,123	$4,607	$15,175	$13,852
Depreciation and amortization	197	182	596	500
Income from operations	932	786	2,653	2,417
Capital expenditures for segment assets	109	98	254	271

Corporate (unallocated):
Other income (expense)	$(34)	$147	$26	$(110)

Company:
Revenues	$25,799	$22,261	$72,145	$64,251
Depreciation and amortization	1,476	1,386	4,316	4,027
Income from operations	1,842	1,047	3,497	2,455
Other income (expense)	(34)	147	26	(110)
Income before income tax expense	1,808	1,194	3,523	2,345
Capital expenditures for assets	2,066	1,349	4,479	3,493

(In thousands)	September 30, 2010	December 31, 2009
Assets:
Laboratory Services	$63,017	$60,630
Product Sales	15,373	11,884
Corporate (unallocated)	2,317	3,603
Company	$80,707	$76,117

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

POC on-site testing products	$4,688	$4,149	$13,479	$12,490
Contract manufacturing services	265	360	1,213	1,065
Other diagnostic products	170	98	483	297
	$5,123	$4,607	$15,175	$13,852

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009

Raw materials	$916	$653
Work in process	379	400
Finished goods	347	360
Supplies, including off-site inventory	2,118	2,180
	$3,760	$3,593

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (A)	$1,148	$758	$2,237	$1,489
Weighted average number of basic common shares outstanding (B)	8,718,772	8,547,213	8,686,962	8,529,608
Dilutive effect of stock options computed based on the treasury stock method	245,197	287,462	235,481	248,947
Weighted average number of diluted common shares outstanding (C)	8,963,969	8,834,675	8,922,443	8,778,555
Basic earnings per common share (A/B)	$0.13	$0.09	$0.26	$0.17
Diluted earnings per common share (A/C)	$0.13	$0.09	$0.25	$0.17

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•
changes in federal, state, local and third party payer regulations or policies or other future reforms in the health care system (or in the interpretation of current regulations), affecting governmental and third-party coverage or reimbursement for  laboratory testing

•
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988, the Substance Abuse and Mental Health Services Administration (SAMHSA), or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies

•
failure to comply with HIPAA, including changes to federal and state privacy and security obligations and changes to HIPAA, including those changes included within HITECH and any subsequent amendments, which could result in increased costs, denial of claims and/or significant penalties

•	failure to maintain the security of customer-related information could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation

•	changes in FDA regulations or policies (or in the interpretation of current regulations) affecting laboratory developed tests and the 510(k) clearance process

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services and Product Sales, Drugs-of-Abuse Business

In the first three quarters of 2010, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our success in penetrating new accounts has represented a significant component of our growth in market share.  Over the past few years, we have expanded our number of sales representatives which has increased our business from new accounts and helps offset risks from uncertain economic conditions that may cause lower activity from existing workplace drugs-of-abuse clients.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and nine-month periods ended September 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first of these objectives is discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the third quarter of 2010 and the first nine months of this year, we were able to achieve revenue growth and improved gross margin, but we experienced an increase in SG&A expenses as a percentage of revenues compared to the prior year period.

Revenues

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	Sept 30, 2010	Sept 30, 2009	$ Change	% Change	Sept 30, 2010	Sept 30, 2009	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$ 10,390	$ 9,465	$ 925	10%	$ 29,346	$ 27,529	$ 1,817	7%
Clinical & other laboratory services	7,928	6,188	1,740	28%	22,396	16,962	5,434	32%
Clinical trial services	2,358	2,001	357	18%	5,228	5,908	(680)	(12)%

Product Sales
POC on-site testing products	4,688	4,149	539	13%	13,479	12,490	989	8%
Contract manufacturing services	265	360	(95)	(27)%	1,213	1,065	148	14%
Other diagnostic products	170	98	72	75%	483	297	186	63%

	$ 25,799	$ 22,261	$ 3,538	16%	$ 72,145	$ 64,251	$ 7,894	12%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing, clinical and other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 10% to $10.4 million and 7% to $29.3 million for the three and nine month periods ended September 30, 2010, respectively.  The increase in both periods was primarily a result of an increase in new account revenues.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 28% to $7.9 million and 32% to $22.4 million for the three and nine month periods ended September 30, 2010, respectively.  The improvement in both periods was due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives undertaken in 2008.

Revenues in clinical trial services increased 18% to $2.4 million for the three months ended September 30, 2010 and reflects the return to a more normalized level of activity after the slow-down of projects experienced in the first quarter of 2010.  For the nine months ended September 30, 2010, revenues decreased 12% to $5.2 million due to a slow-down of projects in the first quarter of 2010.   Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 13% to $4.7 million and 8% to $13.5 million for the three and nine months ended September 30, 2010, respectively.  The increase in both periods was primarily due to strong sales in the workplace drugs-of-abuse market with our PROFILE®-II A and PROFILE®-III A products, and increased sales of PROFILE®-V sold into the hospital market with our MEDTOXScan® Reader.  Overall, pricing for our POCT devices was slightly lower than the prior year periods.

Sales of contract manufacturing services decreased 27% to $0.3 million and increased 14% to $1.2 million for the three and nine months ended September 30, 2010, respectively.   After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we are phasing out contract manufacturing services.  The increase in the nine month period ended September 30, 2010 was due to additional revenue from one of our clients whose contract expired on June 30, 2010.  Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products increased $73,000 to $170,000 for the three months ended September 30, 2010 and increased $186,000 to $483,000 for the nine months ended September 30, 2010 due to the sale of the new NexScreen 12 panel diagnostic product.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	Sept 30, 2010	% of Revenues	Sept 30, 2009	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 12,951	62.6%*	$ 11,704	66.3%*	$ 1,247	11%

Cost of Sales	2,036	39.7%**	1,871	40.6%**	165	9%

	$ 14,987	58.1%	$ 13,575	61.0%	$ 1,412	10%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	Sept 30, 2010	% of Revenues	Sept 30, 2009	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 36,535	64.1%*	$ 34,455	68.4%*	$ 2,080	6%

Cost of Sales	6,357	41.9%**	5,801	41.9%**	556	10%

	$ 42,892	59.5%	$ 40,256	62.7%	$ 2,636	7%

*      Cost of services as a percentage of Laboratory Services revenues
**      Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 41.9% and 40.5% of revenues for the three and nine months ended September 30, 2010, respectively, compared to 39.0% and 37.3% of revenues for the same periods in 2009.

Laboratory Services gross margin was 37.4% and 35.9% for the three and nine months ended September 30, 2010, respectively, up from 33.7% and 31.6% for the same periods of 2009.  The increase in both periods in 2010 was primarily due to a change in test mix and an increase in volume.

Gross margin from Product Sales was 60.3% and 58.1% for the three and nine months ended September 30, 2010, respectively, compared to 59.4% and 58.1% for the same periods of 2009.  The increase in the three month period ended September 30, 2010 primarily reflects a shift in sales mix of POCT devices, with an increase in higher margin Profile® devices sold into the workplace and hospital markets and a decrease in sales of lower margin SURE-SCREEN® devices into the government market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	Sept 30, 2010	% of Revenues	Sept 30, 2009	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 8,394	32.5%	$ 7,084	31.8%	$ 1,310	19%

Research and development	576	2.2%	555	2.5%	21	4%

	$ 8,970	34.8%	$ 7,639	34.3%	$ 1,331	17%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	Sept 30, 2010	% of Revenues	Sept 30, 2009	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 24,058	33.3%	$ 19,826	30.9%	$ 4,232	21%

Research and development	1,698	2.4%	1,714	2.7%	(16)	(1)%

	$ 25,756	35.7%	$ 21,540	33.5%	$ 4,216	20%

   Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $8.4 million, or 32.5% of revenues for the three months ended September 30, 2010, compared to $7.1 million, or 31.8% of revenues for the same period in 2009.  For the nine months ended September 30, 2010, SG&A expenses increased to $24.1 million, or 33.3% of revenues, compared to $19.8 million, or 30.9% of revenues for the same period in 2009.  The increase in both periods was primarily due to increased costs associated with the growth in clinical revenue and increased incentive-based compensation.  Increased expenses associated with the growth in our clinical & other laboratory services business include the expansion of our sales force in the second half of last year,  higher sales related expenses including sales commissions and travel-related expenses, and an increase in expenses related to third party and patient billing.

Other Income (Expense)

Other income  (expense) consists primarily of our investment gains/losses, the net expenses associated with our building rental activities and interest expense.  Other expense was $34,000 for the three months ended September 30, 2010 compared to other income of $147,000 for the same period in 2009.  Other income was $26,000 for the nine months ended September 30, 2010 compared to other expense of $110,000 for the same period in 2009.  The variance in both periods was due to an investment loss on our marketable equity securities held in trust for our deferred compensation plans in the third quarter of 2010 compared to an investment gain in the same period of 2009.  Our investment loss/gain is offset by a corresponding gain/loss being recorded in SG&A expenses to reflect the change in the retirement plan obligation.  The variance in the nine month period was also due to the reclassification of $195,000 in the first quarter of 2010 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations.  Cash and cash equivalents at September 30, 2010 were $4.8 million, compared to $4.2 million at December 31, 2009.

We are focusing on increasing our cash flow, while continuing to fund our capital investment, sales and marketing, and research and development initiatives. Our intent is to maintain a solid liquidity position.

Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2010, compared to $3.4 million for the nine months ended September 30, 2009.  The increase was attributable to an increase in net earnings, excluding non-cash charges such as depreciation, amortization, deferred compensation and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $4.5 million for the nine months ended September 30, 2010, compared to $3.5 million for the same period of 2009.   In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2010, compared to net cash used in financing activities of $0.7 million in the prior year period.  The change was primarily due to an increase in net proceeds from the exercise of stock options, a decrease in principal payments on long-term debt and a decrease in the repurchase of shares of our common stock.  In the first nine months of 2010, we repurchased 23,290 shares of our common stock in the open market for a cost of $0.3 million.  In the first nine months of 2009, we repurchased 60,644 shares of our common stock in the open market for a cost of $0.4 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan.

We are party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”).  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $8.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.  We can make advances under the Line of Credit through August 31, 2011.  We did not have an outstanding balance on the Line of Credit at September 30, 2010 or December, 31, 2009.

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

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at September 30, 2010.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2010.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II                      OTHER INFORMATION

ITEM 1A                   RISK FACTORS.  There have been no material changes to our risk factors during the three and six months ended September 30, 2010.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31	-	-	-	-
August 1 - 31	-	-	-	-
September 1 - 30	29	$11.38	-	-
Total	29	$11.38	-	-

(a)	Pursuant to private repurchases of the Company’s common stock authorized by the Board of Directors.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 28, 2010
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 28, 2010
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	October 28, 2010
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2010

Exhibit
Number                   Description

10.1
Form of Restricted Stock Agreement under 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on August 18, 2010).

31.1	Certification

31.2	Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.