Form 10-K
period 2010-12-31
MEDTOX SCIENTIFIC INC
filed 2011-03-14
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $91,859,844 on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 22, 2011
Common Stock, $0.15 par value per share	8,919,428 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held June 9, 2011 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Table of Contents
ITEM NO.		PAGE
Part I

1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

4.	[Removed and Reserved.] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Part II

5.	Market for the Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . .	22

6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24

7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . .	36

8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .	36

9.	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .	36

9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37

Part III

10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . .	38

11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . .	38

Part IV

15.	Exhibits, Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . .	39

	Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER
FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding the sufficiency of our existing resources to fund our planned operations through 2011 and the sufficiency of future profitable operations and access to additional capital to fund our operations beyond 2011, and (vi) statements of assumptions underlying other statements and statements about our business.

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

•	failure to maintain the security of customer-related information could damage our reputation with customers, cause it to incur substantial additional costs and become subject to litigation

•	changes in FDA regulations or policies (or in the interpretation of current regulations) affecting laboratory developed tests and the 510(k) clearance process

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities, including cancellations of signed protocols

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of this Annual Report on Form 10-K

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

We are engaged primarily in two distinct, but related businesses.  MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services.  MEDTOX Diagnostics, Inc., based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products.  For the year ended December 31, 2010, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 79% and 21% of our consolidated revenues, respectively.

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

(In thousands)	2010	2009	2008

Drugs-of-abuse testing services revenues	$ 39,624	$ 36,040	$ 40,021

% of Laboratory Services revenues	51%	55%	61%

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

(In thousands)	2010	2009	2008

Clinical & Other Laboratory Services revenues	$ 29,923	$ 22,885	$ 19,306

% of Laboratory Services revenues	39%	35%	29%

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

Pain Management.  We continued to expand our Pain Management product line in 2010.  Our original client base was primarily comprised of local hospital-based pain management groups.  In the past few years, there has been a rapidly growing number of pain management clinics and other physician practices involved in the management of chronic pain throughout the United States.  We now offer a comprehensive testing program serving this market under the name ToxAssure®.

Logistics, Data and Program Management Services.  We also provide services in the areas of logistics management, data management and program management.  These services support our underlying business of laboratory analysis and provide added value to our clients.  Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of our WEBTOX® internet-based reporting system.  In the data management area, we offer our clients the eChain® System, our web-based electronic chain-of-custody and donor tracking system.

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

(In thousands)	2010	2009	2008

Clinical Trial Services revenues	$ 7,500	$ 6,926	$ 4,538

% of Laboratory Services revenues	10%	10%	7%

Clinical trial services revenues can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials as shown in the table below:

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Clinical Trial Services revenues:

2010	$ 833	$ 2,037	$ 2,358	$ 2,272

2009	2,315	1,592	2,000	1,019

Product Sales

A.           Substance Abuse Testing Products. The table below reflects information regarding the revenues derived by our Product Sales segment during the last three years from the sale of point-of-collection testing (POCT) products for drugs-of-abuse, the primary component of Product Sales segment revenues.

(In thousands)	2010	2009	2008

POCT product revenues	$ 17,796	$ 16,431	$ 17,787

% of Product Sales revenues	89%	90%	91%

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

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® and PROFILE®-III ER, PROFILE®-IV, and PROFILE®-V line of diagnostic drug screening products to hospital markets for drug detection in patients seen in the hospital and emergency rooms.  The PROFILE-II ER®, PROFILE®-III ER, and PROFILE®-IV devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

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

B.           Contract Manufacturing Services and Other Diagnostic Products. In addition to the sale of POCT products for drugs-of-abuse, our Product Sales segment derives revenues from the manufacture of coagulation (blood clotting) market controls for various customers.  We anticipate that our activity relative to manufacturing and sales of coagulation controls will decline and we are phasing out contract manufacturing services.  We also distribute other diagnostic tests, including the NexScreen 12 panel diagnostic test, as well as  diagnostic tests for the detection of alcohol with the EZ-SCREEN® Breath Alcohol Test.  The table below reflects information regarding the revenues derived by our Product Sales segment from contract manufacturing services and the distribution of other diagnostic products.

(In thousands)	2010	2009	2008

Contract manufacturing services revenues	$ 1,567	$ 1,391	$ 1,469
% of Product Sales revenues	8%	8%	7%

Other diagnostic products revenues	$ 691	$ 435	$ 430
% of Product Sales revenues	3%	2%	2%

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

We use several distribution channels to sell our products and services.  We employ a direct sales force which consists of 52 sales representatives and six sales managers. In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market.  We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

We have a strategic relationship in the area of pediatric lead testing with Sustainable Resource Center (SRC), a not-for-profit organization dedicated to the eradication of lead exposure in homes within the United States.  We provide annual funding to SRC which is primarily utilized for educational purposes.

We have developed strategic sales plans for each of the primary markets served.  These plans include the utilization of supporting materials for advertising and direct marketing efforts, lead generation activities and attending pertinent industry tradeshows.

Major Customers.  No single customer had sales that amounted to more than 10% of our consolidated revenues during 2010, 2009 or 2008.

4.           New Products, Research and Development.

Laboratory Services.  Our Laboratory Services’ research and development group develops: assays for new drugs and compounds; new assays for existing drugs and other toxins; and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency.  This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats.  During 2010, this group developed and validated approximately 97 new laboratory-based assays using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS).  These activities continue to enhance our test menu and ability to realize efficiencies of new technologies.

We have made efforts to enter the market for full service clinical laboratory testing for physicians offices and patients on a regional basis.  As mentioned in prior reports, we added to our test menu in clinical chemistry and diagnostic immunology (immune system) virology (viruses), endocrinology (hormones), serology (infectious diseases) and allergy.  We added staffing, state of the art instrumentation and laboratory build out for full service pathology/histology/cytology, molecular diagnostics and microbiology. These new specialties include tests for infectious diseases, viruses, tissue biopsies, cancer, genetic disorders, bacteria and parasites.   Based on our local presence, company-owned courier network and advanced instrumentation and technology, we believe we will be able to offer superior turn-around times for physicians and patients than our national competitors.

Product Sales.  We continue to develop new and innovative products and services for the drug testing market.  We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2010, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance.  We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and supplying a “private label” device to large clients.

In 2010, we continued to see growth of our PROFILE®-III cup products.  These products test for THC, cocaine, opiates, amphetamine, methamphetamine and PCP at standard SAMHSA sensitivity levels, and enzodiazepines, barbiturates, methadone, tricyclic antidepressants and propoxyphene at standard industry levels. The PROFILE®-III cup is targeted for the corporate and occupational health clinic markets.  The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device.  The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The PROFILE®-III cup design adds simplicity and time savings to the drug screening process.

Research and Development.  We incurred costs of $2.3 million, $2.3 million, and $2.4 million for research and development activities in 2010, 2009, and 2008, respectively.  At December 31, 2010, we employed 16 scientists in research and development activities for the Laboratory Services and Product Sales segments. Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

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

Product Sales.  We file patent applications to protect our intellectual property as it relates to our technologies, inventions and improvements which can be utilized in the development and manufacture of our Product Sales business, as protection of this intellectual property is very important to our Product Sales segment.  These patents relate to our core technologies and designs for diagnostic testing, screening and services.  We hold seven United States issued patents with expiration dates ranging from 2012 to 2025.

General.  At December 31, 2010, we held 28 registered trade names and/or trademarks in reference to our products and corporate names.  Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2012 to 2020.  Applications have also been made for additional trade names.

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

Laboratory Services.  At December 31, 2010, MEDTOX Laboratories, Inc. did not have any significant backlog.  We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business.  However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months.  The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network.  At December 31, 2010, we had several accounts that were in the process of being set up where revenues will not be realized until 2011.

Product Sales.  At December 31, 2010, MEDTOX Diagnostics, Inc. did not have any significant backlog.  We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services.  Our Laboratory Services segment competes in a fragmented, though highly competitive, industry.  At December 31, 2010, 38 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing.  Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs.  Competitors include Quest Diagnostics and Laboratory Corporation of America, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories and in-house testing facilities maintained by hospitals.

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

The recent downturn in the economy has led to increased price competition for certain diagnostic testing devices.  Competitors of this nature include Phamatech, American Bio Medica, and Alere, Inc.

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

At December 31, 2010, we had a total of 633 full-time employee equivalents compared to 621 full-time employee equivalents at December 31, 2009.

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

In 2010, approximately 51% and 59% of our Laboratory Services and Product Sales segment’s revenues, respectively, were derived from the provision of testing services for the identification of drugs-of-abuse in the workplace and government markets.  We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future.  This business is influenced by the strength of the U.S. economy.  When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels.  Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S.  As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating.  With the market forces driving such consolidation tending to favor the larger industry participants, we face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry.  At December 31, 2010, 38 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. Our major competitors include Quest Diagnostics, Laboratory Corporation of America as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.  Many of our competitors have substantially greater financial and other resources than we do.  The laboratory services, drugs-of-abuse industry is consolidating.  The consolidation is being driven by the larger laboratories whose greater resources enable them to be more responsive and better able to increase operating efficiencies in the form of critical mass (testing volumes) and required investment levels.    In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise.  If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

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

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs.  In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services.  Third party payers, including state payers and Medicare, are challenging the prices charged for medical products and services. Government and other third party payers increasingly are limiting both coverage and the level of reimbursement for our services.  In 2010 and 2009, third party payers accounted for approximately 11.1% and 6.1%, respectively, of our net revenues.  A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers.  Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us.  If government and other third party payers do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.

A significant increase in our days sales outstanding could increase bad debt expense and have an adverse effect on our business.

We are seeing an increase in the percentage of revenues that are billed to patients and third-party payers, including insurance companies and Medicaid and Medicare agencies.  The increase is a result of growth in our clinical laboratory.  Billing to third party payers is complex and is subject to extensive and non-uniform rules and administrative requirements.   It is subject to risks including delayed reimbursement, difficulties in gathering complete and accurate billing information, inabilities to collect and long collection cycles.  Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows.   In addition, we are experiencing more billing to patients.  Patient billing is increasing as a result of the growth patient copayments, coinsurance and deductibles and an increase in high deductible health plans.  Patient billings are subject risk of difficulties in gathering accurate billing information, inabilities to collect and long collection cycles which also could adversely affect our results of operations and cash flows. We believe our allowance for doubtful accounts is adequate.  However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions, which would adversely affect our results of operations and cash flows.

FDA regulation of laboratory developed tests (LDTs)  and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. The FDA has not announced a framework or timetable for implementing its new regulatory approach. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, there is an associated risk for us that some of the tests that we currently offer may be subject to approval by the FDA.

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

Failure to maintain the security of customer-related information could damage our reputation with  customers and cause us to incur substantial additional costs and become subject to litigation.

               We receive certain personal information about our customers.  In addition, we depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.  A compromise in our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our results of operations, financial condition and liquidity.  It could also result in litigation against us or the imposition of penalties.

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

We are dependent on the expertise and experience of our senior management team, including Richard Braun, Chairman, President, and Chief Executive Officer; Kevin Wiersma, Vice President, Chief Financial Officer, Chief Administrative Officer and Chief Operating Officer of Forensic Laboratory Operations; James Schoonover, Vice President and Chief Marketing Officer; B. Mitchell Owens, Vice President and Chief Operating Officer of MEDTOX Diagnostics; and Susan Puskas, Vice President, Quality Assurance, Regulatory Affairs and Chief Operating Officer of Clinical Laboratory Operations, for our future success.  Although we have employment contracts with all members of our senior management team listed above, we do not maintain any key man life insurance policies on any management personnel.  The loss of services of any of our key employees could delay the development of our business and have a negative impact on our operating results and financial condition.

ITEM 2.                      PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in a 109,000 square foot facility in St. Paul, Minnesota.  Until March 2001, we leased this space.  In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 109,000 square feet utilized by our Laboratory Services segment and an additional 4,300 square feet held for future expansion of our Laboratory Services segment.  The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex.  The facility includes other commercial tenants that have individual leases that range from ten years to less than one year in duration.  In 2010, the annual rent paid by such third-party tenants, excluding their pro-rata share of operating expenses, was approximately $128,000.

In addition, effective September 2000, the Laboratory Services segment entered into a seven year lease for a 30,000 square foot facility to be used in connection with its courier business and also as additional warehouse and shipping space.  As amended, this lease extends the term of the lease to August 31, 2012.  This building is a special purpose facility and enables us to store our vehicles indoors, when appropriate, and to perform routine maintenance on the vehicles. The annual base rent on this second facility, exclusive of operating expenses, is currently $152,000 per year.

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc.  We lease an entire building (approximately 39,500 square feet), as well as an additional 30,000 square feet of space located in an adjacent building, which we use for warehousing and distribution.  The lease for these buildings, as amended and restated, includes a term that expires on March 31, 2016.  In January 2008, we prepaid approximately $430,000 of the lease agreement for the facilities in Burlington, North Carolina relating to the leasehold improvements after determining that the prepayment would be financially beneficial to us.  The prepayment was recorded as prepaid rent and will continue to be amortized over the remaining life of the lease as additional rent.  In 2010, the annual base rent was approximately $401,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of $600,000 of improvements made to the building by us.

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

ITEM 4.                      [Removed and Reserved.]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MTOX”.  At February 22, 2011, the number of holders of record of our common stock was 853.  The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for our common stock, as reported by the Nasdaq Global Select Market.  The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2010:	High	Low	Close*
First Quarter.............................	$10.25	$7.01	$10.25
Second Quarter........................	13.28	9.53	12.30
Third Quarter...........................	12.75	10.80	11.63
Fourth Quarter......................…	13.37	10.90	13.10

2009:	High	Low	Close*
First Quarter.............................	$8.20	$5.95	$6.66
Second Quarter........................	10.30	5.98	9.43
Third Quarter...........................	10.19	8.25	9.10
Fourth Quarter......................…	10.25	7.30	7.75

*Closing price as of the last day of the calendar quarter

Dividends

On November 12, 2010, the Board of Directors declared a special one-time cash dividend of $1.25 per share, which was paid on December 1, 2010 to stockholders of record on November 22, 2010.  This was the first cash dividend declared or paid by the Board of Directors since our inception.  Our financial covenants under our credit agreement may effectively preclude us from paying cash dividends without approval.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the fourth quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 - 31	16,697	$ 11.74	16,697	-
November 1 - 30	26,759	12.19	26,759	-
December 1 - 31	40,065 (a)	12.12	-	-
Total	83,521	$ 12.07	-	-

(a)  Represents the number of shares of common stock repurchased to contribute to our Long-Term Incentive Plan and Supplemental Executive Retirement Plan trust in payment of the special cash dividend payable on our common stock held in trust.

(b)      Represents shares of common stock surrendered by employees to satisfy the exercise price on stock option exercises of options granted under the MEDTOX Restated Equity Compensation Plan (the "Plan"), which was originally effective on October 26, 1993 and amended and restated as of May 10, 2000.  The Plan expired in 2003, and no shares remain available for issuance under the Plan, but exercise of outstanding options granted under the Plan still occurs in accordance with the terms of the individual option grants. Subject to the terms of the individual award agreements, the Plan allowed option holders to surrender shares of common stock they hold to satisfy the exercise price on stock option exercises, but the Plan did not approve any maximum dollar amount of shares that may be surrendered.  The number of shares to be surrendered under the Plan depends upon, and is limited by, the number of options issued and exercised, the exercise prices of those options, the market price of our common stock at any time when options are exercised, and the election of option holders to surrender shares that they hold rather than pay the exercise price through another method permissible under the Plan and their individual award agreements.

Securities Authorized For Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                      SELECTED FINANCIAL DATA.

The selected financial data for the five years ended December 31, 2010 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In thousands, except share and per share data)	2010	2009	2008	2007	2006

STATEMENT OF INCOME DATA:

Revenues	$97,101	$84,108	$85,813	$80,285	$69,804
Cost of revenues	57,461	53,213	49,487	43,929	38,799
Selling, general, and administrative	32,691	26,663	24,327	23,737	20,648
Research and development	2,261	2,264	2,352	2,603	2,156
Other income (expense)	157	79	(991)	(707)	(1,006)
Income tax expense	1,828	748	3,084	2,619	2,647
Net income	$3,017	$1,299	$5,572	$6,690	$4,548

Basic earnings per common share	$0.35	$0.15	$0.66	$0.80	$0.56

Diluted earnings per common share	$0.34	$0.15	$0.62	$0.75	$0.52

Weighted average number of shares outstanding:
Basic	8,715,391	8,536,768	8,455,092	8,322,092	8,148,726
Diluted	8,867,530	8,788,663	8,938,213	8,907,320	8,802,470

BALANCE SHEET DATA:
Total assets	$75,457	$76,117	$73,526	$69,949	$59,874
Total debt	2,725	302	979	1,656	2,732
Total stockholders’ equity	54,119	61,432	60,465	55,656	47,944

SEGMENT DATA:
Net revenues:
Laboratory Services	$77,047	$65,851	$66,127	$61,310	$54,045
Product Sales	20,054	18,257	19,686	18,975	15,759
Total net revenues	$97,101	$84,108	$85,813	$80,285	$69,804
Operating income (loss):
Laboratory Services	$1,187	$(1,037)	$5,364	$6,387	$6,139
Product Sales	3,501	3,005	4,283	3,629	2,062
Total operating income	$4,688	$1,968	$9,647	$10,016	$8,201
Assets:
Laboratory Services	$64,193	$60,630	$59,812	$56,430	$47,259
Product Sales	7,499	11,884	10,102	8,701	6,737
Corporate (unallocated)	3,765	3,603	3,612	4,818	5,878
Total assets	$75,457	$76,117	$73,526	$69,949	$59,874

OTHER DATA:
Cash dividends declared per common share	$1.25	-	-	-	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS
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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Laboratory Services and Product Sales, Drugs-of-Abuse Business

In 2010, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

For example, in 2009, we introduced the next generation PROFILE®-V MEDTOXScan® Drugs-of-Abuse Test System with added functionality for hospital laboratories and emergency rooms.

In addition, in 2008, we introduced ToxAssure®, a comprehensive program for effective pain management testing.

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

Our critical accounting policies are as follows:

Revenue Recognition, accounts receivable and allowance for doubtful accounts:

Our sales are generally billed to three types of payers – clients, patients and third parties, such as Medicare and Medicaid.  We are seeing an increase in the percentage of revenues that are billed to third-party payers and patients as a result of growth in our clinical laboratory.

Client sales are recorded at our list price, less any negotiated discount.  Receivables due from clients represented approximately 74% of our consolidated net accounts receivable balance at December 31, 2010.

Patients are billed at established patient fee schedules, net of any discounts negotiated with healthcare insurers or physicians on behalf of their patients. Patient billing is increasing as a result of the growth in patient copayments, coinsurance and deductibles and an increase in high deductible health plans.  Collection of receivables due from patients is subject to credit risk and ability of the patients to pay.  Receivables due from patients represented approximately 7% of our consolidated net accounts receivable balance at December 31, 2010.

We bill third-party payers at our list price and third-party revenue is recorded net of contractual discounts. These discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each third-party payer.  Our third-party sales are recorded for each payer using a contracted fee schedule or an estimated fee schedule.  Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to net revenues. These adjustments are not material to our results of operations in any period presented.  We periodically adjust these estimated fee schedules based upon historical payment trends.  Receivables due from third-parties represented approximately 19% of our consolidated net accounts receivable balance at December 31, 2010.

We have a standardized approach to estimate and review the collectability of our receivables based on the period of time they have been outstanding.  Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, specific account reviews, historical collection experience, and other external factors that could affect the collectability of our receivables.  Revisions to the allowances for doubtful accounts are recorded as an adjustment to bad debt expense within selling, general and administrative. Accounts are written off against the allowance for doubtful accounts when they are deemed to be uncollectible.  Our consolidated trade accounts receivable balance at December 31, 2010 was $18.6 million, net of allowance for doubtful accounts of $1.6 million.

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

At December 31, 2010, our goodwill was $16.0 million.  If we experience significant negative economic trends or disruptions to our business, we may be subject to future impairments.  Additionally, changes in assumptions regarding the future performance of our business, an increase in the discount rate used to determine the discounted cash flows, or significant declines in our stock price or the market as a whole could result in additional impairment indicators.  Any future impairment of goodwill could have a material adverse effect on our financial results.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  Our deferred tax assets primarily consist of certain net operating losses (NOLs) carried forward.  In the future, revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.  At December 31, 2010, we did not have a valuation allowance on deferred tax assets.

We account for uncertain tax positions in accordance with generally accepted accounting principles.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  At December 31, 2010, we did not have any unrecognized tax benefits.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first of these objectives is discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues. As discussed below, during 2010 we were able to achieve revenue growth and improved gross margin, but we experienced an increase in SG&A expenses as a percentage of revenues compared to the prior year period.

Revenues

	Year Ended December 31			2010 vs 2009		2009 vs 2008
(In thousands)	2010	2009	2008	$ Change	% Change	$ Change	% Change

Revenues:

Laboratory Services
Drugs-of-abuse testing services	$ 39,624	$ 36,040	$ 40,021	$ 3,584	10%	$ (3,981)	(10)%
Clinical & other laboratory services	29,923	22,885	19,306	7,038	31%	3,579	19%
Clinical trial services	7,500	6,926	6,800	574	8%	126	2%

Product Sales	20,054	18,257	19,686	1,797	10%	(1,429)	(7)%
	$ 97,101	$ 84,108	$ 85,813	$ 12,993	15%	$ (1,705)	(2)%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 10% to $39.6 million in 2010 and decreased 10% to $36.0 million in 2009.  The increase in 2010 was primarily due to revenue growth from new clients, partially offset by a decline in revenue from existing drugs-of-abuse clients.  The decrease in 2009 was primarily a result of a decline in revenues from our existing drug-of-abuse clients due to challenging economic conditions affecting hiring decisions, partially mitigated by an increase in revenues from new drugs-of-abuse clients.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues from our clinical and other laboratory services increased 31% to $29.9 million and 19% to $22.9 million in 2010 and 2009, respectively.  The improvement in 2010 and 2009 was primarily due to growth generated by our expanded clinical laboratory capabilities and diversification initiatives undertaken in 2008.

Revenues from clinical trial services increased 8% to $7.5 million and 2% to $6.9 million in 2010 and 2009, respectively.  The increase in 2010 reflects the return to a more normalized level of activity after being negatively impact by our biopharmaceutical clients deferring projects and slowing down in research and development efforts in the fourth quarter of 2009 and first quarter of 2010.   In 2009, clinical trial services revenues were impacted, especially during the fourth quarter, by a slow-down of projects and a deferral of work into 2010.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials as shown in the table below:

Revenues from clinical trial services:

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Revenues:

2010	$ 833	$ 2,037	$ 2,358	$ 2,272

2009	2,315	1,592	2,000	1,019

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 8% to $17.8 million in 2010 and decreased 8% to $16.4 million in 2009.  The increase in 2010 was primarily due to strong sales in the workplace drugs-of-abuse market with our Profile®-II A and Profile®-III A products, and increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader.  The decrease in 2009 was due primarily to a decline in revenues from device sales in the workplace market attributable to tough economic conditions affecting hiring decisions.  Overall, pricing for our POCT devices in 2010 was slightly lower than the prior year.

Sales of contract manufacturing services increased 13% to $1.6 million in 2010 and decreased 5% to $1.4 million in 2009.  The increase in 2010 was due to additional revenue from one of our clients whose contract expired on June 30, 2010.  After an analysis of this product category in 2007, we concluded that it had diminishing opportunities for us, and we are phasing out contract manufacturing services.  Based on the expected increased sales of higher-margin POCT products, we do not anticipate a significant impact on our results of operations from exiting this business.

Sales of other diagnostic products increased 59% to $0.7 million due to the sale of the new NexScreen 12 panel diagnostic product.  Sales of other diagnostic products were flat at $0.4 million in 2009 compared to 2008.

Cost of Revenues and Gross Margin

	Year Ended December 31						2010 vs 2009		2009 vs 2008
(In thousands)	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues	$ Change	% Change	$ Change	% Change

Cost of Revenues:

Cost of Services	$ 49,036	63.6%*	$ 45,432	69.0%*	$ 41,665	63.0%*	$ 3,604	8%	$ 3,767	9%

Cost of Sales	8,425	42.0%**	7,781	42.6%**	7,822	39.7%**	644	8%	(41)	(1)%

	$ 57,461	59.2%	$ 53,213	63.3%	$ 49,487	57.7%	$ 4,248	8%	$ 3,726	8%

*       Cost of services as a percentage of Laboratory Services revenues
**     Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 40.8% of revenues in 2010, compared to 36.7% of revenues in 2009 and 42.3% of revenues in 2008.

Laboratory Services gross margin was 36.4% in 2010, compared to 31.0% in 2009 and 37.0% in 2008. The increase in 2010 was primarily due to a change in test mix and an increase in volume.  The decrease in 2009 was due to the drop in drugs-of-abuse testing revenues over a highly fixed cost structure and higher costs associated with our clinical laboratory expansion.

Gross margin from Product Sales was 58.0% in 2010, compared to 57.4% in 2009 and 60.3% in 2008. The increase in 2010 primarily reflects a shift in sales mix of POCT devices, with an increase in higher margin Profile® devices sold into the workplace and hospital markets and a decrease in sales of lower margin SURE-SCREEN® devices into the government market.   The decrease in 2009 reflects a shift in sales mix of POCT devices, with a decrease in sales of higher margin PROFILE® devices in the workplace market and an increase in sales of lower margin SURE-SCREEN® devices in the government market.

Operating Expenses

	Year Ended December 31						2010 vs 2009		2009 vs 2008
(In thousands)	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues	$ Change	% Change	$ Change	% Change

Operating Expenses:

Selling, general and administrative	$ 32,691	33.7%	$ 26,663	31.7%	$ 24,327	28.3%	$ 6,028	23%	$ 2,336	10%

Research and development	2,261	2.3%	2,264	2.7%	2,352	2.7%	(3)	(1)%	(88)	(4)%
	$ 34,592	36.0%	$ 28,927	34.4%	$ 26,679	31.1%	$ 6,025	21%	$ 2,248	8%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $32.7 million, or 33.7% of revenues in 2010, compared to $26.7 million, or 31.7% of revenues in 2009 and $24.3 million, or 28.3% of revenues in 2008.  The increase in 2010 was primarily due to increased costs associated with the growth in clinical revenue and increased incentive-based compensation.  Increased expenses associated with the growth in our clinical & other laboratory services business include the expansion of our sales force in the second half of last year, higher sales related expenses including sales commissions and travel-related expenses, and an increase in bad debt and billing expenses related to increased third party and patient billing.  The increase in 2009 was due to an increase in sales and marketing expense and the reclassification of $525,000 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses.  The increase was also due to an increase in retirement plan obligation which corresponds to an increase in the related marketable equity securities held in trust to fund this obligation.  The increase in retirement plan expense associated with the obligation was offset by a corresponding investment gain being recorded in Other Income (Expense).

Research and Development Expenses.  Research and development expenses were $2.3 million, $2.3 million and $2.4 million in 2010, 2009 and 2008, respectively.  The slight decrease in 2009 compared to 2008 was primarily due to decreased spending for on-going product development projects in our Product Sales segment.

Other Income (Expense)

Other income and expense consists primarily our investment gains/losses, the net expenses associated with our building rental activities and interest expense.  Other income was $157,000 in 2010 compared to $79,000 in 2009.  Other expense was $1.0 million in 2008.  The increase in 2010 was primarily due to the reclassification of $195,000 in the first quarter of 2010 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses, partially offset by a decreased investment gain on our marketable equity securities held in trust for our deferred compensation plans.   Our investment gain is offset by a corresponding loss being recorded in SG&A expenses to reflect the change in the retirement plan obligation.  The income in 2009 compared to expense in 2008 was due to the reclassification of $525,000 from Other Income (Expense) which was determined to be more appropriately classified in SG&A expenses, as well as an investment gain on our marketable equity securities held in trust.

Income Taxes

In 2010, we recorded $1.8 million in income tax expense, or an effective rate of 37.7%, compared to an effective rate of 36.5% in 2009 and 35.6% in 2008.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from our revolving credit facility.  Cash and cash equivalents were $1.3 million and $4.2 million at December 31, 2010 and 2009, respectively.

We are focusing on increasing our cash flow, while continuing to fund our capital investment, sales and marketing, and research and development initiatives. Our intent is to maintain a solid liquidity position.

Net cash provided by operating activities was $10.1 million in 2010 compared to $5.8 million and $12.3 million in 2009 and 2008, respectively.  The increase in 2010 was attributable to an increase in net earnings, excluding non-cash charges such as depreciation, amortization, deferred compensation and provision for losses on accounts receivable.  Our increased revenues in 2010 have continued to drive increases in working capital. The decrease in 2009 was primarily due to a decrease in net earnings.

Net cash used in investing activities, consisting of capital expenditures, was $5.1 million in 2010 compared to $4.9 million and $8.5 million in 2009 and 2008, respectively.  These expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.   In 2008, we also invested in the expansion of our regional clinical laboratory capabilities.

We expect equipment and capital improvement expenditures to be between $6.5 million and $7.0 million in 2011, with increased investment in instrumentation and facility improvements.  Such expenditures are expected to be funded through cash provided by operating activities.

Net cash used in financing activities was $7.8 million in 2010, compared to $0.8 million and $1.9 million in 2009 and 2008, respectively.  The increase in 2010 was due to the payment of a special one-time cash dividend of $10.6 million, partially offset by advances of $2.7 million from our revolving line of credit.  The decrease in 2009 was primarily due to a decrease in the repurchase of shares of our common stock.

In 2010, we paid a special one-time cash dividend of $1.25 per share.  Cash for the dividend was funded from cash on hand and borrowings from our revolving credit facility.  We declared the dividend based upon our improving performance, cash balance and anticipated ability to generate cash flow from operations, and therefore believed it was appropriate to return some capital to stockholders through a one-time cash dividend.

In 2010 and 2009, we repurchased 63,355 and 60,644 shares, respectively, of our common stock in the open market for a cost of $0.8 million and $0.4 million, respectively.  In 2008, we repurchased 63,140 shares of our common stock from officers of our Company for a cost of $1.0 million.  The shares repurchased were placed in trust to fund our Long-Term Incentive Plan and Supplemental Executive Retirement Plan.

We are a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) which expires on August 31, 2011.  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $12.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions.  The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	Tangible Net Worth not less than $35,000,000 at each month end, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

•	Current Ratio not less than 1.45 to 1.0 at each month end, with “Current Ratio” defined as total current assets divided by total current liabilities.

•	Pre-tax profit of not less than $1,500,000 on a rolling four-quarter basis, determined as of each fiscal quarter-end.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At December 31, 2010, we had total borrowing capacity of $12.0 million on our Line of Credit, of which $2.7 million was borrowed, leaving a net availability of $9.3 million.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2011.  While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2011, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2010:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Line of credit (1)	$ 2,774	$ 2,774

Operating leases	$ 2,935	$ 721	$ 1,163	$ 964	$ 87

Total contractual obligations	$ 5,709	$ 3,495	$ 1,163	$ 964	$ 87

(1)	Amounts include interest payments based upon contractual or prevailing interest rates.

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.7 million at December 31, 2010 as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

There were no recently issued or newly adopted accounting standards that were applicable to the preparation of our consolidated financial statements for 2010 or that we expect will become applicable to the preparation of our consolidated financial statements in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices.  Our primary market risk exposures are to changes in interest rates.  During 2010, 2009, and 2008, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries.  As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2010, we had approximately $2.7 million outstanding on our line of credit with Wells Fargo Bank and at December 31, 2009, we had approximately $0.3 million outstanding on a Term Note with Wells Fargo Bank.  The line of credit and Term Note with Wells Fargo Bank bears interest at a variable rate of 0.5% below the prime rate.  We have cash flow exposure on our committed and uncommitted line of credit and Term Note with Wells Fargo Bank due to its variable prime rate pricing.  At December 31, 2010, a 1 percentage point change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2010, as stated in their attestation report included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference from the section labeled “Proposal 1 - Election of Directors” that will appear in the Definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

The information required by this Item is incorporated by reference from the sections labeled “Executive Compensation” and “Summary Compensation Table” that will appear in the Definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

10.35	Director Compensation for Fiscal Year 2010. (Incorporated by reference to exhibit 10.36 filed with the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2009).**

10.36	Executive Salaries for Fiscal Year 2010. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010).**

10.37
Target Financial Objectives for Fiscal Year 2010 under the Annual Incentive Plan and Long Term Incentive Plan.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010).**

10.38
Form of Restricted Stock Agreement under 2010 Stock Incentive Plan. (Incorporated by reference to exhibit 99.2 filed with the Registrant’s Registration Statement on Form S-8 filed on August 18, 2010).**

10.39
Registrant’s Supplemental Executive Retirement Plan as Amended and Restated dated October 29, 2010. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated November 3, 2010).**

10.40
Registrant’s 2010 Stock Incentive Plan as Amended and Restated dated October 29, 2010 (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated November 3, 2010).**

10.41
Fifth Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated November 23, 2010.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated November 24, 2010).

10.42
First Modification to Promissory Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated November 23, 2010.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated November 24, 2010).

10.43	Director Compensation for Fiscal Year 2011.* & **

21.1	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

31.2	Section 302 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.*

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.*

* **	Filed herewith Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th of March, 2011.

MEDTOX Scientific, Inc.
Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 14, 2011
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 14, 2011
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	March 14, 2011
Angela M. Lacis	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 14, 2011
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 14, 2011
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 14, 2011
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 14, 2011
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDTOX Scientific, Inc.
St. Paul, Minnesota

We have audited the internal control over financial reporting of MEDTOX Scientific, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDTOX Scientific, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.b. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 14, 2011

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands, except share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,285	$4,165
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,592 in 2010 and $529 in 2009)	18,618	14,916
Other	957	1,257
Total accounts receivable	19,575	16,173
Inventories	3,902	3,593
Prepaid expenses	1,532	1,429
Deferred income taxes	3,765	3,603
Total current assets	30,059	28,963
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,164	29,509
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	198	273
OTHER ASSETS	1,069	1,405
TOTAL ASSETS	$75,457	$76,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$2,725	$-
Accounts payable	4,079	4,143
Accrued expenses	7,101	4,670
Current portion of long-term debt	-	302
Total current liabilities	13,905	9,115
OTHER LONG-TERM LIABILITIES	3,871	3,224
DEFERRED INCOME TAXES, net	3,562	2,346
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,022,888
in 2010 and 8,675,510 in 2009	1,353	1,301
Additional paid-in capital	78,425	88,078
Accumulated deficit	(19,906)	(22,923)
Common stock held in trust, at cost, 428,596 shares in 2010 and 367,911 shares in 2009	(4,753)	(4,024)
Treasury stock, at cost, 103,460 shares in 2010 and 103,431 shares in 2009	(1,000)	(1,000)
Total stockholders' equity	54,119	61,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,457	$76,117

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In thousands, except share and per share data)

	2010	2009	2008
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$39,624	$36,040	$40,021
Clinical & other laboratory services	29,923	22,885	19,306
Clinical trial services	7,500	6,926	6,800
Product sales	20,054	18,257	19,686
	97,101	84,108	85,813
COST OF REVENUES:
Cost of services	49,036	45,432	41,665
Cost of sales	8,425	7,781	7,822
	57,461	53,213	49,487

GROSS PROFIT	39,640	30,895	36,326

OPERATING EXPENSES:
Selling, general and administrative	32,691	26,663	24,327
Research and development	2,261	2,264	2,352
	34,952	28,927	26,679

INCOME FROM OPERATIONS	4,688	1,968	9,647

OTHER INCOME (EXPENSE):
Interest expense	(10)	(17)	(77)
Other income (expense)	167	96	(914)
	157	79	(991)

INCOME BEFORE INCOME TAX EXPENSE	4,845	2,047	8,656

INCOME TAX EXPENSE	(1,828)	(748)	(3,084)

NET INCOME	$3,017	$1,299	$5,572

BASIC EARNINGS PER COMMON SHARE	$0.35	$0.15	$0.66

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	8,715,391	8,536,768	8,455,092

DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.15	$0.62

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	8,867,530	8,788,663	8,938,213

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2007	8,538,281	$1,281	$87,780	$(29,794)	$(2,611)	$(1,000)	$55,656

Exercise of stock options	24,713	3	8				11
Traded shares for payment of taxes			(225)				(225)
Share-based compensation			13				13
Purchase of common stock for incentive plan					(1,003)		(1,003)
Tax benefit related to stock-based compensation plans			441				441
Share exchange	93
Net income				5,572			5,572

BALANCE AT DECEMBER 31, 2008	8,563,087	$1,284	$88,017	$(24,222)	$(3,614)	$(1,000)	$60,465

Exercise of stock options	114,302	17	328				345
Traded shares for payment of taxes	(1,879)		(72)				(72)
Share-based compensation			5				5
Purchase of common stock for incentive plan					(410)		(410)
Tax expense related to stock-based compensation plans			(200)				10
Net income				1,299			1,299

BALANCE AT DECEMBER 31, 2009	8,675,510	$1,301	$88,078	$(22,923)	$(4,024)	$(1,000)	$61,432

Exercise of stock options	278,178	42	1,027				1,069
Issuance of nonvested share awards	69,200	10	(10)				-
Share-based compensation			12				12
Purchase of common stock for incentive plans					(774)		(774)
Tax benefit related to stock-based compensation plans			192				192
Tax benefit related to participating dividends			177				177
Issuance of common stock shares held in trust					45		45
Dividend declared			(11,051)				(11,051)
Net income				3,017			3,017

BALANCE AT DECEMBER 31, 2010	9,022,888	$1,353	$78,425	$(19,906)	$(4,753)	$(1,000)	$54,119

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In thousands)

	2010	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,017	$1,299	$5,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,815	5,437	4,838
Provision for losses on accounts receivable	2,050	640	544
Loss on sale of equipment	12	14	7
Deferred and stock-based compensation	1,135	1,172	390
Deferred income taxes	1,666	748	2,725
Changes in operating assets and liabilities:
Accounts receivable	(5,452)	(2,731)	(816)
Inventories	(309)	307	10
Prepaid expenses	(103)	(76)	(171)
Other assets	(97)	(466)	(397)
Accounts payable and accrued expenses	2,615	(833)	(451)
Other	(243)	329	-
Net cash provided by operating activities	10,106	5,840	12,251

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(5,138)	(4,930)	(8,508)
Net cash used in investing activities	(5,138)	(4,930)	(8,508)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	(302)	(677)	(677)
Payments on line of credit	(4,275)	-	-
Proceeds from line of credit	7,000	-	-
Purchase of common stock for incentive plans	(774)	(410)	(1,003)
Net proceeds from the exercise of stock options	1,069	345	11
Payment of taxes from traded shares	-	(72)	(225)
Payment of cash dividend	(10,566)	-	-
Net cash used in financing activities	(7,848)	(814)	(1,894)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,880)	96	1,849

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,165	4,069	2,220

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,285	$4,165	$4,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$2	$19	$84
Income taxes	73	49	405

Supplemental noncash activities:
Asset additions and related obligations in payables	$508	$1,239	$541

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

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

Cash and Cash Equivalents - Cash equivalents include highly liquid investments with original maturities of three months or less from the date of purchase.

Accounts Receivable and allowance for doubtful accounts - Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on the period of time they have been outstanding.  The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, specific account reviews, historical collection experience, and other external factors that could affect the collectability of its receivables.  Revisions to the allowances for doubtful accounts are recorded as an adjustment to bad debt expense within selling, general and administrative. Accounts are written off against the allowance for doubtful accounts when they are deemed to be uncollectible.  Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

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

Furniture and equipment:  3 – 10 years
Building and improvements:  10 – 39 years
Leasehold improvements:  lesser of 10 years or life of lease

Goodwill and Other Intangible Assets – The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances.  The Company performs its annual impairment test for goodwill and other intangible assets in the fourth quarter of each year after the Company’s annual forecasting process.  No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets in 2010, 2009 or 2008.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Revenue Recognition - Revenues from Laboratory Services are recognized as earned at such time as the Company has completed services.  The Company’s services are considered to be complete when it has performed the applicable laboratory testing services and the results have been sent to the Company’s customers or posted to the Company’s secure website.  Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

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

Earnings per Common Share – Basic earnings per common share equals net earnings divided by the weighted average common shares outstanding during the period.  Diluted earnings per common share equals net earnings divided by the weighted average common shares outstanding during the period, including the dilutive effects of stock options and non-vested share awards.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature.  The carrying amount of the line of credit at December 31, 2010 and long-term debt at December 31, 2009 approximated fair value due to the variable interest rate.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions.  The Company had no customers that accounted for more than 10% of consolidated revenues in 2010, 2009, or 2008 or accounts receivable at December 31, 2010 or 2009.

Comprehensive Income – Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities.  In 2010, 2009, and 2008, comprehensive income for the Company was equal to net income as reported.

New Accounting Standards – There were no recently issued or newly adopted accounting standards that were applicable to the preparation of the Company’s consolidated financial statements for 2010 or that the Company expects will become applicable to the preparation of its consolidated financial statements in the future.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2010	2009	2008
Laboratory Services:
Revenues	$77,047	$65,851	$66,127
Depreciation and amortization	5,020	4,744	4,211
Income (loss) from operations	1,187	(1,037)	5,364
Segment assets	64,193	60,630	59,812
Capital expenditures for segment assets	4,775	4,561	7,322

Product Sales:
Revenues	$20,054	$18,257	$19,686
Depreciation and amortization	795	693	627
Income from operations	3,501	3,005	4,283
Segment assets	7,499	11,884	10,102
Capital expenditures for segment assets	363	369	1,186

Corporate (unallocated):
Other income (expense)	$157	$79	$(991)
Net deferred tax assets	3,765	3,603	3,612

Company:
Revenues	$97,101	$84,108	$85,813
Depreciation and amortization	5,815	5,437	4,838
Income from operations	4,688	1,968	9,647
Other income (expense)	157	79	(991)
Income before income taxes	4,845	2,047	8,656
Total assets	75,457	76,117	73,526
Capital expenditures for assets	5,138	4,930	8,508

    The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2010	2009	2008

POC on-site testing products	$17,796	$16,431	$17,787
Contract manufacturing services	1,567	1,391	1,469
Other diagnostic products	691	435	430
	$20,054	$18,257	$19,686

3.	INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2010	2009

Raw materials	$786	$653
Work in process	406	400
Finished goods	390	360
Supplies, including off-site inventory	2,320	2,180
	$3,902	$3,593

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, trademarks and goodwill.  Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process.  No goodwill impairment was recognized in 2010, 2009 or 2008.  There were no other changes in the carrying amount of goodwill in 2010, 2009 or 2008.

The components of other intangible assets were as follows at December 31:

(In thousands)		2010			2009
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Customer lists	11.1 years	2,416	(2,256)	160	2,416	(2,188)	228
Trademarks and other	13.7 years	87	(49)	38	87	(42)	45
Total	11.2 years	$2,503	$(2,305)	$198	$2,503	$(2,230)	$273

Amortization expense for amortizable intangible assets was approximately $75,000, $127,000 and $215,000 during 2010, 2009 and 2008, respectively.  Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2011	$48
2012	21
2013	19
2014	15
2015	15
2016 and thereafter	80
$198

5.	BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2010	2009

Furniture and equipment	$38,291	$35,107
Building and improvements	8,490	8,490
Leasehold improvements	8,603	7,523
	55,384	51,120
Less accumulated depreciation	(27,220)	(21,611)
	$28,164	$29,509

    Depreciation expense was approximately $5,740,000, $5,310,000 and $4,623,000 during 2010, 2009 and 2008, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

(In thousands)	2010	2009

Accrued clinic fees	$1,594	$1,300
Accrued bonus	1,399	-
Accrued salaries, wages and commissions	1,573	1,571
Accrued health insurance	309	337
Deferred compensation obligation	484	-
Other accrued expenses	1,742	1,462
	$7,101	$4,670

7.	DEBT

Long-term debt consisted of the following at December 31:

(In thousands)	2010	2009

Term loan, paid June 2010	$-	$302
Less current portion	-	(302)
	$-	$-

Wells Fargo Credit Agreement – The Company is party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) which expires on August 31, 2011.  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $12.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions.  The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	Tangible Net Worth not less than $35,000,000 at each month end, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

•	Current Ratio not less than 1.45 to 1.0 at each month end, with “Current Ratio” defined as total current assets divided by total current liabilities.

•	Pre-tax profit of not less than $1,500,000 on a rolling four-quarter basis, determined as of each fiscal quarter-end.

At December 31, 2010, the Company had $2,700,000 outstanding under its revolving line of credit, due August 31, 2011, and $9,300,000 was available for future borrowings.  The Company did not have any borrowings during 2009 under its revolving line of credit.  The weighted average interest rate on borrowings outstanding during the year under the revolving line of credit was 2.65% and 4.9% during 2010, and 2008, respectively.

Term Loan – The Company had a Term Note (the "Note") with the Bank for $3,400,000 which required payment over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 2006.  Interest was calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term.  The Note was repaid in full in 2010.

8.	STOCK BASED-COMPENSATION

In June 2010, the 2010 Stock Incentive Plan (the “Plan”) was approved by shareholders.  The purpose of the Plan is the grant of nonvested share awards (referred to in the Plan as “Restricted Stock”) to officers (excluding senior management) and employees (“Participants”).  The Plan permits the issuance of up to 500,000 shares of common stock.   No Participant may be granted awards for more than 5,000 shares during any calendar year.  Share awards are awarded with a vesting period of at least three years.

The Company’s Restated Equity Compensation Plan provided incentives to eligible employees, officers and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and other stock-based awards.   The Restated Equity Compensation Plan expired in 2003 and no options or awards are available for future grant, however, exercises of options will still occur in accordance with the terms of the various grants.

The Company recorded approximately $12,000, $5,000 and $13,000 in total share-based compensation expense in 2010, 2009, and 2008, respectively.

Stock Options - The Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant.  Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant.  The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model.  There were no options granted during 2010, 2009 or 2008.

The following table summarizes the stock option transactions for 2010:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options
				(In thousands)
Outstanding at December 31, 2009	575,218	$ 4.70
Granted	-	-
Exercised	(321,634)	$ 4.95
Forfeited/cancelled	(3,000)	$ 3.70

Outstanding, vested and exercisable at December 31, 2010	250,584	$ 4.40	2.37	$ 2,180

The aggregate intrinsic value of options outstanding at December 31, 2010, is calculated as the difference between the market price of the Company’s common stock at December 31, 2010, and the exercise price of the underlying options, multiplied by the number of in-the-money options.  The total intrinsic value of options exercised was approximately $1,822,000, $546,000 and $615,000 in 2010, 2009, and 2008, respectively.  Cash received from option exercises was approximately $1,069,000, $345,000, and $11,000, in 2010, 2009, and 2008, respectively.  The actual tax benefit realized for the tax deductions from option exercises was approximately $111,000, $10,000 and $7,000 in 2010, 2009 and 2008, respectively.

Nonvested Share Awards – Share awards are issued to Participants as an incentive for the performance of future services that will contribute materially to the successful operation of the Company.  Owners of share awards have the rights of shareowners, including the right to vote.  Share awards are awarded with a vesting period of at least three years.

A summary of the status of the Company’s nonvested share awards at December 31, 2010 and changes during 2010 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	-
Granted	69,200	$ 12.94
Vested	-
Forfeited	-

Outstanding and expected to vest at December 31, 2010	69,200	$ 12.94

At December 31, 2010, there was approximately $883,000 of total unrecognized compensation cost related to nonvested share awards that is expected to be recognized over a weighted-average period of approximately 37.5 months.  The total fair value of share awards vested was approximately $45,000 and $844,000 in 2009, and 2008, respectively.  No share awards vested in 2010.

9.	STOCKHOLDERS’ EQUITY

Incentive Plans - In 2010, 2009 and 2008, the Company repurchased 23,290, 60,644 and 63,140 shares of the Company’s common stock, respectively, at a cost of approximately $288,000, $410,000 and $1,003,000, respectively.  The shares repurchased were placed in trust to fund the Long-Term Incentive Plan and Supplemental Executive Retirement Plan.  In 2010, the Company repurchased 40,065 shares of its own stock for $486,000 to contribute to the trust in payment of the special cash dividend payable on the common stock held in trust.

On November 12, 2010, the Board of Directors declared a special one-time cash dividend of $1.25 per share, which was paid on December 1, 2010 to stockholders of record on November 22, 2010.  The dividend was recorded as a reduction to additional paid-in capital of approximately $11,051,000.

At December 31, 2010, 250,584 shares of common stock were reserved for future issuances related to the exercise of stock options previously granted under the stock option plans discussed in Note 8.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except share and per share data)	2010	2009	2008

Net income (A)	$3,017	$1,299	$5,572
Weighted average number of basic common shares outstanding (B)	8,715,391	8,536,768	8,455,092
Dilutive effect of stock options computed based on the treasury stock method using average market price	152,139	251,895	483,121
Weighted average number of diluted common shares outstanding (C)	8,867,530	8,788,663	8,938,213
Basic earnings per common share (A/B)	$0.35	$0.15	$0.66
Diluted earnings per common share (A/C)	$0.34	$0.15	$0.62

11.	INCOME TAXES

Income tax expense was as follows for the years ended December 31:

(In thousands)	2010	2009	2008

Current:
Federal	$151	$(298)	$341
State and local	11	(22)	25
Deferred	1,666	1,068	2,718
	$1,828	$748	$3,084

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2010	2009	2008

Computed expected federal income tax expense (benefit)	$1,647	$696	$2,943
State tax, net of federal effect	121	52	216
Other, net	60	-	(75)
	$1,828	$748	$3,084

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2010	2009

Deferred income tax assets:
Accounts receivable allowances	$715	$298
Inventories	145	133
Accrued expenses	423	430
Deferred compensation	1,580	1,165
Research and experimental credit carryforwards	705	602
Federal alternative minimum tax credit carryforwards	110	106
Net operating loss carryforwards	1,659	3,086
Other	8	-
Total deferred tax assets	5,345	5,820

Deferred income tax liabilities:
Building, equipment and improvements	(1,049)	(999)
Goodwill and other intangible assets	(4,093)	(3,564)
Total deferred tax liabilities	(5,142)	(4,563)
Net deferred tax assets	$203	$1,257

At December 31, 2010, the Company had federal net operating loss carryforwards (NOLs) of approximately $4,800,000, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2029 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

In 2010, income tax benefits attributable to share-based compensation of approximately $192,000 and participating dividends of $177,000 were allocated as an increase to additional paid-in capital in stockholder’s equity in the accompanying consolidated balance sheet.  In 2009, the Company utilized $200,000 of deferred tax assets associated with nonvested share awards and stock options and recorded a corresponding reduction to additional paid-in capital.

The Company does not have any unrecognized tax benefits at December 31, 2010 or 2009.

The tax years 2004-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company records income tax related interest expense, interest income and penalties in income tax expense in its Consolidated Statements of Income.  The Company did not have any accrued interest related to uncertain tax positions at December 31, 2010 or 2009.

12.	EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements.  Contributions to the plan are at the discretion of the Company’s Board of Directors.  The 401(k) expense was approximately $364,000, $316,000 and $222,000 in 2010, 2009 and 2008, respectively.

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

The Compensation Committee determined the total 2010, 2009 and 2008 contribution amounts to be $100,000, $410,000 and $1,070,000, respectively, allocated among all participants.  To fund the 2010 and 2009 contribution amounts, the Company purchased $100,000 or 8,085 shares and $410,000 or 60,644 shares, respectively, of its own stock, which were contributed to a grantor trust.  To fund the 2008 contribution amount, the Company purchased $1,003,000 or 63,140 shares of its own stock and $67,000 of money market funds, which were contributed to a grantor trust.  The acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet.  In 2008, the purchase of the money market funds was recorded in other assets in the accompanying consolidated balance sheet.  The Company records compensation expense on a straight-line basis over the three to five year vesting periods, which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet.  The Company recorded approximately $766,000, $714,000 and $553,000 of compensation expense (recorded in selling, general and administrative expenses) in 2010, 2009 and 2008, respectively, in conjunction with the LTIP.

Supplemental Executive Retirement Plan (SERP) – The Company adopted the SERP, which provides supplemental retirement benefits and allows deferral of a portion of base salary and performance based short-term bonuses for selected officers of the Company.  The annual supplemental retirement contribution amount to which an officer is entitled for a plan year is a discretionary amount determined by the Compensation Committee of the Board of Directors. Under the SERP, supplemental retirement benefit contribution amounts vest over one to three year periods.    Participants may elect to allocate SERP awards in investment options authorized by the Committee, including shares of the Company’s common stock.

The Compensation Committee determined the 2010, 2009 and 2008 contribution amounts to be $218,000, $235,000 and $242,000, respectively, allocated among all participants.  To fund the 2010 contribution amount, the Company purchased $188,000 or 15,205 shares of its own stock and $30,000 of marketable equity securities, which were contributed to a grantor trust.  In 2009 and 2008, the plan participants elected to allocate their contribution amounts into various marketable equity securities, which were contributed to a grantor trust.  In 2010, the acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity.  The purchase of the marketable equity securities was recorded in other assets.  The Company recorded compensation expense (recorded in selling, general and administrative expenses) of $232,000, $159,000 and $81,000 in 2010, 2009 and 2008, respectively, which was classified as a deferred compensation obligation in other long-term liabilities.  In 2010 and 2009, the deferred compensation liability was increased $125,000 and $294,000, respectively, with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant.  The fair value of the marketable equity security also increased $125,000 and $294,000 in 2010 and 2009, respectively, to reflect the investment earnings (recorded in other expense).   In 2008, the deferred compensation liability was reduced $257,000 with a corresponding credit to compensation expense, to reflect the change in the fair value of the amount owed to the participant.  The fair value of the marketable equity security also decreased approximately $257,000 in 2008 to reflect the investment loss.

In 2010, the Company purchased 40,065 shares of its own stock for $486,000 to contribute to the trust in payment of the special cash dividend payable on the common stock held in trust.  The purchase of the stock was recorded as an increase in common stock held in trust with a corresponding increase to the deferred compensation obligation.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease.  Rental payments to the director were approximately $349,000, $349,000, and $779,000 during 2010, 2009, and 2008, respectively.  In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the office and research facilities leased from the director, which is included in the 2008 rental payment.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through March 2016.  Under the terms of the facility leases, a pro rata share of the facilities’ operating expenses and real estate taxes are charged as additional rent.

At December 31, 2010, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
Operating Leases

2011	$721
2012	652
2013	511
2014	511
2015	453
2016	87
$2,935

Rent expense (including amounts for the facilities leased from the director) amounted to $842,000, $848,000, and $1,722,000 during 2010, 2009, and 2008, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

14.	RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses.  In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent.  The Company received $300,000 for reimbursement of tenant improvements completed in 2001.  Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses.  These facilities have always been owned and leased to the Company by a director of the Company.  In 2003, the Company completed additional tenant improvements to the premises of $300,000.  In November 2003, the Company amended and restated these leases.  Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016.  In January 2008, the Company prepaid approximately $430,000 of the lease agreement for the facilities leased from the director relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company.  The prepayment was recorded as prepaid rent in other assets (long-term) in the accompanying consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.  In 2010, the annual base rent was approximately $401,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.  The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises based upon review of prevailing market rates at the time of lease renewal.

15.	QUARTERLY INFORMATION (UNAUDITED)
    (In thousands, except per share amounts)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$21,161	$25,185	$25,799	$24,956
Gross profit	8,100	10,341	10,812	10,387
Net income	77	1,012	1,148	780
Basic earnings per share	0.01	0.12	0.13	0.09
Diluted earnings per share	0.01	0.11	0.13	0.09

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$20,658	$21,332	$22,261	$19,857
Gross profit	7,643	7,666	8,686	6,900
Net income (loss)	420	311	758	(190)
Basic earnings (loss) per share	0.05	0.04	0.09	(0.02)
Diluted earnings (loss) per share	0.05	0.04	0.09	(0.02)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2010
Allowance for Doubtful Accounts	$529,000	$2,050,000	$987,000	(1)	$1,592,000

Year ended December 31, 2009
Allowance for Doubtful Accounts	$362,000	$640,000	$473,000	(1)	$529,000

Year ended December 31, 2008
Allowance for Doubtful Accounts	$264,000	$544,000	$446,000	(1)	$362,000

(1)	Uncollectible accounts written off, net of recoveries.