Form 10-Q
period 2011-03-31
MEDTOX SCIENTIFIC INC
filed 2011-04-28
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2011
Common Stock, $0.15 par value per share	8,919,428

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three
		Months Ended March 31, 2011 and 2010	3

		Consolidated Balance Sheets – March 31, 2011
		and December 31, 2010	4

		Consolidated Statements of Cash Flows – Three
		Months Ended March 31, 2011 and 2010	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	20

	Item 4:	Controls and Procedures	20

Part II	Other Information		21

	Item 1A:	Risk Factors	21

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 5:	Other Information	21

	Item 6:	Exhibits	22

		Signatures	23

		Exhibit Index	24

PART I                FINANCIAL INFORMATION

Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)
	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$9,640	$8,796
Clinical & other laboratory services	7,975	6,890
Clinical trial services	2,536	833
Product sales	5,585	4,642
	25,736	21,161

COST OF REVENUES:
Cost of services	12,952	11,033
Cost of sales	2,333	2,028
	15,285	13,061

GROSS PROFIT	10,451	8,100

OPERATING EXPENSES:
Selling, general and administrative	8,624	7,433
Research and development	594	549
	9,218	7,982

INCOME FROM OPERATIONS	1,233	118

OTHER INCOME (EXPENSE):
Interest expense	(24)	(1)
Other income	16	5
	(8)	4

INCOME BEFORE INCOME TAX EXPENSE	1,225	122

INCOME TAX EXPENSE	(447)	(45)

NET INCOME	$778	$77

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.01

DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,850,228	8,632,574
Diluted	9,043,757	8,847,337

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,032	$1,285
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,911 in 2011 and $1,592 in 2010)	19,608	18,618
Other	571	957
Total accounts receivable	20,179	19,575
Inventories	4,081	3,902
Prepaid expenses	1,648	1,532
Deferred income taxes	3,348	3,765
Total current assets	30,288	30,059
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,163	28,164
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	186	198
OTHER ASSETS	1,015	1,069
TOTAL ASSETS	$75,619	$75,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$3,685	$2,725
Accounts payable	4,962	4,079
Accrued expenses	5,721	7,101
Total current liabilities	14,368	13,905
LONG-TERM LIABILITIES	4,108	3,871
DEFERRED INCOME TAXES, net	3,562	3,562

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,022,888
in 2011 and 2010	1,353	1,353
Additional paid-in capital	78,497	78,425
Accumulated deficit	(19,128)	(19,906)
Common stock held in trust, at cost, 517,571 shares in 2011 and 428,596 shares in 2010	(6,141)	(4,753)
Treasury stock, at cost, 103,460 shares in 2011 and 2010	(1,000)	(1,000)
Total stockholders' equity	53,581	54,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,619	$75,457

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$778	$77
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,496	1,420
Provision for losses on accounts receivable	678	230
Deferred and stock-based compensation	325	244
Deferred income taxes	417	45
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	(1,660)
Inventories	(179)	(4)
Prepaid expenses	(116)	(97)
Other assets	17	17
Accounts payable and accrued expenses	(832)	649
Net cash provided by operating activities	1,302	921

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(1,127)	(1,048)
Net cash used in investing activities	(1,127)	(1,048)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from line of credit	9,090	-
Payments on line of credit	(8,130)	-
Principal payments on long-term debt	-	(169)
Purchase of common stock for incentive plan	(1,388)	-
Net proceeds from the exercise of stock options	-	579
Net cash (used in) provided by financing activities	(428)	410

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(253)	283

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,285	4,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,032	$4,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$24	$1
Income taxes	113	25

Supplemental noncash activities:
Asset additions and related obligations in payables	$867	$118

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2011	March 31, 2010
Laboratory Services:
Revenues	$20,151	$16,519
Depreciation and amortization	1,296	1,223
Income (loss) from operations	102	(561)
Capital expenditures for segment assets	793	1,001

Product Sales:
Revenues	$5,585	$4,642
Depreciation and amortization	200	197
Income from operations	1,131	679
Capital expenditures for segment assets	334	47

Corporate (unallocated):
Other income (expense)	$(8)	$4

Company:
Revenues	$25,736	$21,161
Depreciation and amortization	1,496	1,420
Income from operations	1,233	118
Other income (expense)	(8)	4
Income before income tax expense	1,225	122
Capital expenditures for assets	1,127	1,048

(In thousands)	March 31, 2011	December 31, 2010
Assets:
Laboratory Services	$64,219	$64,193
Product Sales	8,052	7,499
Corporate (unallocated)	3,348	3,765
Company	$75,619	$75,457

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2011	March 31, 2010

POC on site testing products	$4,859	$4,109
Contract manufacturing services	536	395
Other diagnostic products	190	138
	$5,585	$4,642

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010

Raw materials	$848	$786
Work in process	416	406
Finished goods	299	390
Supplies, including off-site inventory	2,518	2,320
	$4,081	$3,902

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2011	March 31, 2010

Net income (A)	$778	$77
Weighted average number of basic common shares outstanding (B)	8,850,228	8,632,574
Dilutive effect of stock options computed based on the treasury stock method using average market price	193,529	214,763
Weighted average number of diluted common shares outstanding (C)	9,043,757	8,847,337
Basic earnings per common share (A/B)	$0.09	$0.01
Diluted earnings per common share (A/C)	$0.09	$0.01

5.  INCOME TAXES

At December 31, 2010, the Company had federal net operating loss carryforwards (NOLs) of approximately $4.8 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2029 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.

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

The following is a listing of some of the important factors that could cause actual results to differ materially from those indicated by the forward looking statements contained in this Form 10-Q:

•
changes in federal, state, local and third party payer regulations or policies or other future reforms in the health care system (or in the interpretation of current regulations), affecting governmental and third-party coverage or reimbursement for  laboratory testing

•
loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988, the Substance Abuse and Mental Health Services Administration (SAMHSA), or those of Medicare, Medicaid, the False Claims Act or other federal, state or local agencies

•
failure to comply with HIPAA (Health Insurance Portability and Accountability Act), including changes to federal and state privacy and security obligations and changes to HIPAA, including those changes included within HITECH (Health Information Technology for Economic and Clinical Health) and any subsequent amendments, which could result in increased costs, denial of claims and/or significant penalties

•	failure to maintain the security of customer-related information could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation

•	changes in FDA (Food and Drug Administration) regulations or policies (or in the interpretation of current regulations) affecting laboratory developed tests and the 510(k) clearance process

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Drugs-of-Abuse Business

In the first quarter of 2011, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year period, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

Increased POCT Diagnostic Device Test Competition

We have experienced increased competition with respect to our POCT diagnostic tests from systems and products developed by others, many of whom compete solely on price.  We have continued to experience increased price competition for certain diagnostic testing devices, particularly in the probation, parole and rehabilitation market.

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

In 2011 and 2010, we continued the expansion of our Prescription management business.  We offer a comprehensive testing program serving this market under the name ToxAssure®.

In 2009, we introduced the next generation PROFILE®-V MEDTOXScan® Drugs-of-Abuse Test System with added functionality for hospital laboratories and emergency rooms.

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

In evaluating our financial performance, our management has primarily focused on the following objectives: revenue growth, maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first two of these objectives are discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the first quarter of 2011, we made positive strides on all three fronts.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

	Three Months Ended		Quarter-over-Quarter
(In thousands, except percentages)	March 31, 2011	March 31, 2010	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of-abuse testing services	$9,640	$8,796	$844	10%
Clinical & other laboratory services	7,975	6,890	1,085	16%
Clinical trial services	2,536	833	1,703	204%

Product Sales	5,585	4,642	943	20%

	$25,736	$21,161	$4,575	22%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 10% to $9.6 million in the first quarter of 2011 due to strong revenue from new clients. Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 16% to $8.0 million in the first quarter of 2011 due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives.

Revenues in clinical trial services increased 204% to $2.5 million in the first quarter of 2011 and continued the solid performance shown in the previous three quarters.  In the first quarter of 2010, revenues in clinical trial services were impacted by a slow-down of projects and deferral of work into future quarters.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 18% to $4.9 million in the first quarter of 2011.  The increase was due primarily to increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader, increased sales into the government market with our SURE-SCREEN® devices, as well as improved sales in the workplace drugs-of-abuse market with our PROFILE®-II A and PROFILE®-III A products.  Overall, pricing for our POCT devices was slightly lower than the prior year period.

Cost of Revenues and Gross Margin

	Three Months Ended						Quarter-over-Quarter
	March 31, 2011	% of Revenues		March 31, 2010	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$12,952	64.3	%*	$11,033	66.8	%*	$1,919	17%

Cost of Sales	2,333	41.8	%**	2,028	43.7	%**	305	15%

	$15,285	59.4%		$13,061	61.7%		$2,224	17%

*      Cost of services as a percentage of Laboratory Services revenues
**    Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 40.6% of revenues in the first quarter of 2011, compared to 38.3% of revenues for the same period in 2010.

Laboratory Services gross margin was 35.7% in the first quarter of 2011, up from 33.2% in the first quarter of 2010.  The increase in gross margin was due to a change in test mix and an increase in volume.   Gross margin from Product Sales increased to 58.2% in the first quarter of 2011, up from 56.3% in the same period of 2010.  The increased margin is primarily due to sales mix of POCT devices, with an increase in our higher margin PROFILE®-V devices sold into the hospital market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2011	% of Revenues	March 31, 2010	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$8,624	33.5%	$7,433	35.1%	$1,191	16%

Research and development	594	2.3%	549	2.6%	45	8%

	$9,218	35.8%	$7,982	37.7%	$1,236	16%

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $8.6 million, or 33.5% of revenues in the first quarter of 2011, compared to $7.4 million, or 35.1% of revenues in the first quarter of 2010.  The increase was due to increased costs associated with the growth in clinical revenue and increased incentive-based compensation.  Increased expenses associated with the growth in our clinical & other laboratory services business include an increase in bad debt and billing expenses related to increased third party and patient billing.  Our sales, general and administrative expense of $8.6 million compared more closely to the previous two quarters ended December 31, 2010 and September 30, 2010, where SG&A expenses were $8.6 million and $8.4 million, respectively.

Research and Development Expenses.  Research and development expenses increased 8% to $594,000 in the first quarter of 2011, primarily due to increased spending for on-going projects in our Product Sales segment.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from our revolving credit facility.  Cash and cash equivalents at March 31, 2011 were $1.0 million, compared to $1.3 million at December 31, 2010.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2011 compared to $0.9 million for the same period of 2010.  The increase in the first quarter of 2011 was attributable to an increase in net earnings, excluding non-cash charges such as depreciation and amortization, deferred compensation, deferred income taxes and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $1.1 million for the three months ended March 31, 2011 compared to $1.0 million for the same period of 2010.  In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2011 compared to net cash provided by financing activities of $0.4 million in the prior year period.  The change was primarily due to the repurchase of 88,975 shares of our common stock in the open market for $1.4 million in the first quarter of 2011 which were placed in trust to fund our Long-Term Incentive Plan, partially offset by net proceeds from our line of credit of $1.0 million.  In the first quarter of 2010, we received proceeds from the exercise of stock options of $0.6 million.

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

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At March 31, 2011, we had total borrowing capacity of $12.0 million on our Line of Credit, of which $3.7 million was borrowed, leaving a net availability of $8.3 million.

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

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies, fuel charges and rent increases and has historically not been material to the Company’s operations.  In the future, the Company may not be able to increase the prices of laboratory testing by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by refocusing the laboratory operations towards higher margin testing (including clinical and pharmaceutical trials) as well as emphasizing the marketing, sales and operations of the Product Sales business.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2011.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II                      OTHER INFORMATION

ITEM 1A                     RISK FACTORS.  There have been no material changes to our risk factors during the quarter ended March 31, 2011.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the first quarter of 2011.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 - 31	-	-	-	-
February 1 - 28	42,283	$15.19	-	-
March 1 - 31	46,692	15.96	-	-
Total	88,975	$15.60	-	-

(a)  Represents the number of shares of common stock repurchased to fund our Long-Term Incentive Plan.  Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

ITEM 5	OTHER INFORMATION.

Executive Salaries for 2011

On February 11, 2011, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved 2011 base salaries for the executive officers, effective April 1, 2011, as set forth below:

Executive Officer	Title	Salary
Richard J. Braun	President and Chief Executive Officer	$390,000
Kevin J. Wiersma	Vice President, Chief Administrative Officer, and Chief Financial Officer of MEDTOX Scientific, Inc. and Chief Operating Officer – Forensic Laboratory Operations	$235,800
James A. Schoonover	Vice President and Chief Marketing Officer	$235,800
B. Mitchell Owens	Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	$235,800
Susan E. Puskas	Vice President, Quality Assurance, Regulatory Affairs, and Chief Operating Officer – Clinical Laboratory Operations	$235,800

Target Financial Objectives for Fiscal Year 2011 under the Annual Incentive Plan and Long Term Incentive Plan

On February 21, 2011, the Committee approved weighted target financial objectives for the Company’s 2011 Annual Incentive Plan and Long-Term Incentive Plan (LTIP). Awards will be based on the target payouts set forth below, which are expressed as a percentage of base salary. Specific payments to individuals could exceed the following targets if the Company achieves more than 100% of its target financial objectives, but in no event will the Annual Incentive Payment or LTIP individually exceed two times base salary.

Title	Target Payout %
Chief Executive Officer	100%

Chief Financial Officer and Chief Operating Officer of MEDTOX Laboratories, Inc.	60%

Vice President and Chief Marketing Officer	60%

Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	60%

Vice President Quality, Regulatory Affairs, and Human Resources	60%

Employees must be employed by the Company as of December 31, 2011, and at the time of the awards in order to participate in the Plans, and awards may be adjusted on a pro rata basis to the extent any employee is employed for only a portion of the year 2011. The Chief Executive Officer will recommend individual awards for all participating employees (except for the Chief Executive Officer) for approval by the Committee based on an assessment of each individual’s performance. The Committee may approve or disapprove any recommended awards in whole or in part in its sole discretion. The Committee shall determine the award for the Chief Executive Officer based on an assessment of his performance for 2011.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	April 28, 2011
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	April 28, 2011
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	April 28, 2011
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2011

Exhibit
Number                   Description

10.1	Executive Salaries for 2011.**

10.2	Target Financial Objectives for Fiscal Year 2011 under the Annual Incentive Plan and Long Term Incentive Plan.**

31.1	Certification

31.2	Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

** Denotes a management contract or compensatory plan or arrangement