Form 10-Q
period 2011-06-30
MEDTOX SCIENTIFIC INC
filed 2011-07-28
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 14, 2011
Common Stock, $0.15 par value per share	8,917,698

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three and Six
		Months Ended June 30, 2011 and 2010	3

		Consolidated Balance Sheets – June 30, 2011
		and December 31, 2010	4

		Consolidated Statements of Cash Flows – Six Months
		Ended June 30, 2011 and 2010	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	21

	Item 4:	Controls and Procedures	21

Part II	Other Information		22

	Item 1A:	Risk Factors	22

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 6:	Exhibits	22

		Signatures	23

		Exhibit Index	24

PART I                 FINANCIAL INFORMATION
Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$10,806	$10,160	$20,446	$18,956
Clinical & other laboratory services	9,133	7,578	17,108	14,468
Clinical trial services	2,323	2,037	4,859	2,870
Product sales	5,659	5,410	11,244	10,052
	27,921	25,185	53,657	46,346

COST OF REVENUES:
Cost of services	13,623	12,551	26,575	23,584
Cost of sales	2,222	2,293	4,555	4,321
	15,845	14,844	31,130	27,905

GROSS PROFIT	12,076	10,341	22,527	18,441

OPERATING EXPENSES:
Selling, general and administrative	9,281	8,231	17,905	15,664
Research and development	622	573	1,216	1,122
	9,903	8,804	19,121	16,786

INCOME FROM OPERATIONS	2,173	1,537	3,406	1,655

OTHER INCOME (EXPENSE):
Interest expense	(18)	-	(42)	(1)
Other income	57	56	73	61
	39	56	31	60

INCOME BEFORE INCOME TAX EXPENSE	2,212	1,593	3,437	1,715

INCOME TAX EXPENSE	(808)	(581)	(1,255)	(626)

NET INCOME	$1,404	$1,012	$2,182	$1,089

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.12	$0.25	$0.13

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.11	$0.24	$0.12

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,847,870	8,700,838	8,849,042	8,669,326
Diluted	9,052,714	8,963,870	9,048,185	8,907,773

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,251	$1,285
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,766 in 2011 and $1,592 in 2010)	19,855	18,618
Other	681	957
Total accounts receivable	20,536	19,575
Inventories	4,433	3,902
Prepaid expenses	1,548	1,532
Deferred income taxes	2,596	3,765
Total current assets	30,364	30,059
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,679	28,164
GOODWILL	15,967	15,967
INTANGIBLE ASSETS, net	342	198
OTHER ASSETS	1,023	1,069
TOTAL ASSETS	$76,375	$75,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$1,897	$2,725
Accounts payable	5,517	4,079
Accrued expenses	8,680	7,101
Total current liabilities	16,094	13,905
LONG-TERM LIABILITIES	1,709	3,871
DEFERRED INCOME TAXES, net	3,562	3,562

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,021,158 in
2011 and 9,022,888 in 2010	1,353	1,353
Additional paid-in capital	78,484	78,425
Accumulated deficit	(17,724)	(19,906)
Common stock held in trust, at cost, 512,372 shares in 2011 and 428,596 shares in 2010	(6,103)	(4,753)
Treasury stock, at cost, 103,460 shares in 2011 and 2010	(1,000)	(1,000)
Total stockholders' equity	55,010	54,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,375	$75,457

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,182	$1,089
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,972	2,840
Provision for losses on accounts receivable	1,743	582
Loss on sale of equipment	4	6
Deferred and stock-based compensation	752	541
Deferred income taxes	1,169	626
Changes in operating assets and liabilities:
Accounts receivable	(2,704)	(4,998)
Inventories	(531)	46
Prepaid expenses	(16)	(72)
Other assets	(217)	(45)
Accounts payable and accrued expenses	(197)	2,497
Net cash provided by operating activities	5,157	3,112

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(2,575)	(2,413)
Net cash used in investing activities	(2,575)	(2,413)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from line of credit	18,757	-
Payments on line of credit	(19,585)	-
Principal payments on long-term debt	-	(302)
Purchase of common stock for incentive plans	(1,705)	(289)
Net proceeds from the exercise of stock options	21	673
Payment of taxes from traded shares	(104)	-
Net cash (used in) provided by financing activities	(2,616)	82

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34)	781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,285	4,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,251	$4,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$46	$2
Income taxes	227	25

Supplemental noncash activities:
Asset additions and related obligations in payables	$1,398	$822

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Laboratory Services:
Revenues	$22,262	$19,775	$42,413	$36,294
Depreciation and amortization	1,271	1,218	2,567	2,441
Income (loss) from operations	1,028	495	1,130	(66)
Capital expenditures for segment assets	1,668	1,267	2,740	2,268

Product Sales:
Revenues	$5,659	$5,410	$11,244	$10,052
Depreciation and amortization	205	202	405	399
Income from operations	1,145	1,042	2,276	1,721
Capital expenditures for segment assets	311	98	725	145

Corporate (unallocated):
Other income (expense)	$39	$56	$31	$60

Company:
Revenues	$27,921	$25,185	$53,657	$46,346
Depreciation and amortization	1,476	1,420	2,972	2,840
Income from operations	2,173	1,537	3,406	1,655
Other income (expense)	39	56	31	60
Income before income tax expense	2,212	1,593	3,437	1,715
Capital expenditures for assets	1,979	1,365	3,465	2,413

(In thousands)	June 30, 2011	December 31, 2010
Assets:
Laboratory Services	$65,393	$64,193
Product Sales	8,386	7,499
Corporate (unallocated)	2,596	3,765
Company	$76,375	$75,457

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

POC on-site testing products	$5,248	$4,682	$10,107	$8,791
Contract manufacturing services	214	553	750	948
Other diagnostic products	197	175	387	313
	$5,659	$5,410	$11,244	$10,052

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010

Raw materials	$897	$786
Work in process	409	406
Finished goods	309	390
Supplies, including off-site inventory	2,818	2,320
	$4,433	$3,902

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (A)	$1,404	$1,012	$2,182	$1,089
Weighted average number of basic common shares outstanding (B)	8,847,870	8,700,838	8,849,042	8,669,326
Dilutive effect of stock options computed based on the treasury stock method	204,844	263,032	199,143	238,447
Weighted average number of diluted common shares outstanding (C)	9,052,714	8,963,870	9,048,185	8,907,773
Basic earnings per common share (A/B)	$0.16	$0.12	$0.25	$0.13
Diluted earnings per common share (A/C)	$0.16	$0.11	$0.24	$0.12

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

6.  CONTINGENCIES

Leases - The Company leases offices and facilities and office equipment under certain operating leases, which expire on various dates through October 2016.  Under the terms of the facility leases, a pro rata share of operating expenses and real estate taxes are charged as additional rent.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material  impact on the Company's consolidated financial position or results of operations.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management.  Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, inflation, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding our reliance on expected positive cash flow from operations and our Line of Credit to fund future working capital and asset purchases, and (vi) statements of assumptions underlying other statements and statements about our business.

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

•	failure to maintain the security of customer-related information could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation

•	changes in FDA (Food and Drug Administration) regulations or policies (or in the interpretation of current regulations) affecting laboratory developed tests and the 510(k) clearance process

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians’ offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Drugs-of-Abuse Business

In the first and second quarters of 2011, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and six-month periods ended June 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

In evaluating our financial performance, our management has primarily focused on the following objectives: revenue growth, maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first two of these objectives are discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the second quarter of 2011 and the first six months of this year, we were able to achieve revenue growth and improved gross margin.  During the first six months of this year, we also achieved a reduction in SG&A expenses as a percentage of revenues.

Revenues

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$10,806	$10,160	$646	6%	$20,446	$18,956	$1,490	8%
Clinical & other laboratory services	9,133	7,578	1,555	21%	17,108	14,468	2,640	18%
Clinical trial services	2,323	2,037	286	14%	4,859	2,870	1,989	69%

Product Sales	5,659	5,410	249	5%	11,244	10,052	1,192	12%

	$27,921	$25,185	$2,736	11%	$53,657	$46,346	$7,311	16%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing, clinical and other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 6% to $10.8 million and 8% to $20.4 million for the three and six month periods ended June 30, 2011, respectively.  The increase in both periods was primarily a result of an increase in new account revenues, which increased 17.8% and 15.9% for the three and six month periods ended June 30, 2011, respectively.  The increase in both periods was mitigated by an 11.4% and 8.1% decrease in revenue from our existing client base for the three and six month periods ended June 30, 2011, respectively, primarily due to continued reduced hiring levels due to economic conditions.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 21% to $9.1 million and 18% to $17.1 million for the three and six month periods ended June 30, 2011, respectively.  The improvement in both periods was due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives, including testing for prescription management.

Revenues in clinical trial services increased 14% to $2.3 million for the three month period ended June 30, 2011 and continued the solid performance shown in previous quarters.  For the six month period ended June 30, 2011, revenues increased 69% to $4.9 million.  The significant increase in the first six months of 2011 reflects the impact of the reversal of the slow-down of projects and deferral of work into future quarters which we experienced in the first quarter of 2010.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-IV, PROFILE®-V, VERDICT®-II and SURE-SCREEN® on-site test kits and other ancillary products for the detection of abused substances, increased 12% to $5.3 million and 15% to $10.1 million for the three and six month periods ended June 30, 2011, respectively.  The increase in both periods was due primarily to  increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader.  The increase in the six month period ended June 30, 2011 was also due to increased sales into the government market with our SURE-SCREEN® devices, as well as improved sales in the workplace drugs-of-abuse market with our Profile®-II A and Profile®-III A products.  Overall, pricing for our POCT devices was fairly stable with the prior year periods.

Sales of contract manufacturing services decreased 61% to $0.2 million and 21% to $0.8 million for the three and six month periods ended June 30, 2011, respectively, as we are phasing out of this business and expect the remaining client relationship to terminate by the end of 2011.

Cost of Revenues and Gross Margin

	Three Months Ended						Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2011	% of Revenues		June 30, 2010	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$13,623	61.2	%*	$12,551	63.5	%*	$1,072	9%

Cost of Sales	2,222	39.3	%**	2,293	42.4	%**	(71)	(3)%

	$15,845	56.7%		$14,844	58.9%		$1,001	7%

	Six Months Ended						Year-over-Year
(In thousands, except percentages)	June 30, 2011	% of Revenues		June 30, 2010	% of Revenues		$ Change	% Change
Cost of Revenues:

Cost of Services	$26,575	62.7	%*	$23,584	65.0	%*	$2,991	13%

Cost of Sales	4,555	40.5	%**	4,321	43.0	%**	234	5%

	$31,130	58.0%		$27,905	60.2%		$3,225	12%

*         Cost of services as a percentage of Laboratory Services revenues
**      Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 43.3% and 42.0% of revenues for the three and six months ended June 30, 2011, respectively, compared to 41.1% and 39.8% of revenues for the same periods in 2010.

Laboratory Services gross margin was 38.8% and 37.3% for the three and six months ended June 30, 2011, respectively, up from 36.5% and 35.0% for the same periods of 2010.  The increase in both periods in 2011 was primarily due to a change in test mix and an increase in volume.

Gross margin from Product Sales was 60.7% and 59.5% for the three and six months ended June 30, 2011, respectively, compared to 57.6% and 57.0% for the same periods of 2010.  The increase in both periods in 2011 was primarily due to sales mix, with an increase in our higher margin PROFILE®-V devices sold into the hospital market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2011	% of Revenues	June 30, 2010	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$9,281	33.2%	$8,231	32.7%	$1,050	13%

Research and development	622	2.2%	573	2.3%	49	9%

	$9,903	35.5%	$8,804	35.0%	$1,099	13%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2011	% of Revenues	June 30, 2010	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$17,905	33.4%	$15,664	33.8%	$2,241	14%

Research and development	1,216	2.3%	1,122	2.4%	94	8%

	$19,121	35.6%	$16,786	36.2%	$2,335	14%

   Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $9.3 million, or 33.2% of revenues for the three months ended June 30, 2011, compared to $8.2 million, or 32.7% of revenues for the same period in 2010.  For the six months ended June 30, 2011, SG&A expenses increased to $17.9 million, or 33.4% of revenues, compared to $15.7 million, or 33.8% of revenues for the same period in 2010.  The increase in both periods was primarily due to increased costs associated with the growth in clinical revenue and increased incentive-based compensation.  Increased expenses associated with the growth in our clinical & other laboratory services business include an increase in bad debt and billing and collection expenses related to increased third party and patient billing.

Research and Development Expenses.  Research and development expenses increased 9% to $0.6 million and 8% to $1.2 million for the three and six months ended June 30, 2011, respectively.  The increase in both periods was primarily due to increased spending for on-going projects in our Product Sales segment.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations.  Cash and cash equivalents were $1.3 million at June 30, 2011 and December 31, 2010.

Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2011, compared to $3.1 million for the six months ended June 30, 2010.  The increase was attributable to an increase in net income, excluding non-cash charges such as depreciation and amortization, deferred compensation, deferred income taxes and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $2.6 million for the six months ended June 30, 2011, compared to $2.4 million for the same period of 2010.   In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $0.1 million in the prior year period.  The change was primarily due to an increase in the repurchase of shares of our common stock, net payments on our line of credit, as well as a decrease in the net proceeds from the exercise of stock options.

In the first six months of 2011, we repurchased 108,963 shares of our common stock in the open market for a cost of $1.7 million.  In the first six months of 2010, we repurchased 23,290 shares of our common stock in the open market for a cost of $0.3 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan and Supplemental Executive Retirement Plan.

We are a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) maturing on August 31, 2011.  We are currently in the process of negotiating the renewal of the Wells Fargo Credit Agreement.  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $12.0 million bearing interest at a fluctuating rate of 2.25% above the daily three month LIBOR, as defined and calculated by the Bank.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions.  The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

•	Tangible Net Worth of not less than $35,000,000 at each month end, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

•	Current Ratio of not less than 1.45 to 1.0 at each month end, with “Current Ratio” defined as total current assets divided by total current liabilities.

•	Pre-tax profit of not less than $1,500,000 on a rolling four-quarter basis, determined as of each fiscal quarter-end.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At June 30, 2011, we had total borrowing capacity of $12.0 million on our Line of Credit, of which $1.9 million was borrowed, leaving a net availability of $10.1 million.

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at June 30, 2011.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are expected to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2011.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4:  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1A                    RISK FACTORS.  There have been no material changes to our risk factors during the three and six months ended June 30, 2011.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	19,988	$15.84	-	-
May 1 - 31	-	-	-	-
June 1 - 30	-	-	-	-
Total	19,988	$15.84	-	-

(a)  Represents the number of shares of the Company’s common stock repurchased to fund our Long-Term Incentive Plan and Supplemental Executive Retirement Plan.  Repurchases of shares may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTOX SCIENTIFIC, INC.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 28, 2011
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 28, 2011
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	July 28, 2011
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2011

Exhibit
Number                   Description

31.1	Certification

31.2	Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.