Form 10-Q
period 2011-09-30
MEDTOX SCIENTIFIC INC
filed 2011-10-27
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period   ___________________________   to     _______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                  Yes [   ]                      No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 14, 2011
Common Stock, $0.15 par value per share	8,931,723

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three and Nine
		Months Ended September 30, 2011 and 2010	3

		Consolidated Balance Sheets – September 30, 2011
		and December 31, 2010	4

		Consolidated Statements of Cash Flows – Nine Months
		Ended September 30, 2011 and 2010	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	22

	Item 4:	Controls and Procedures	22

Part II	Other Information

	Item 1A:	Risk Factors	23

	Item 6:	Exhibits	23

		Signatures	24

		Exhibit Index	25

PART I                 FINANCIAL INFORMATION
Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$ 10,781	$ 10,390	$ 31,227	$ 29,346
Clinical & other laboratory services	8,885	7,928	25,993	22,396
Clinical trial services	2,375	2,358	7,234	5,228
Product sales	5,537	5,123	16,781	15,175
	27,578	25,799	81,235	72,145

COST OF REVENUES:
Cost of services	13,975	12,951	40,550	36,535
Cost of sales	2,233	2,036	6,788	6,357
	16,208	14,987	47,338	42,892

GROSS PROFIT	11,370	10,812	33,897	29,253

OPERATING EXPENSES:
Selling, general and administrative	8,633	8,394	26,538	24,058
Research and development	668	576	1,884	1,698
	9,301	8,970	28,422	25,756

INCOME FROM OPERATIONS	2,069	1,842	5,475	3,497

OTHER INCOME (EXPENSE):
Interest expense	(7)	(1)	(49)	(2)
Other income (expense)	16	(33)	89	28
	9	(34)	40	26

INCOME BEFORE INCOME TAX EXPENSE	2,078	1,808	5,515	3,523

INCOME TAX EXPENSE	(758)	(660)	(2,013)	(1,286)

NET INCOME	$ 1,320	$ 1,148	$ 3,502	$ 2,237

BASIC EARNINGS PER COMMON SHARE	$ 0.15	$ 0.13	$ 0.40	$ 0.26

DILUTED EARNINGS PER COMMON SHARE	$ 0.15	$ 0.13	$ 0.39	$ 0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,851,511	8,718,772	8,849,874	8,686,962
Diluted	9,040,569	8,963,969	9,045,038	8,922,443

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,604	$1,285
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,801 in 2011 and $1,592 in 2010)	19,532	18,618
Other	387	957
Total accounts receivable	19,919	19,575
Inventories	4,542	3,902
Prepaid expenses	1,048	1,532
Deferred income taxes, net	1,889	3,765
Total current assets	29,002	30,059
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,574	28,164
GOODWILL	15,967	15,967
INTANGIBLE ASSETS, net	328	198
OTHER ASSETS	1,014	1,069
TOTAL ASSETS	$74,885	$75,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$2,725
Accounts payable	5,204	4,079
Accrued expenses	7,698	7,101
Total current liabilities	12,902	13,905
LONG-TERM LIABILITIES	1,952	3,871
DEFERRED INCOME TAXES, net	3,562	3,562

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,031,058 in
2011 and 9,022,888 in 2010	1,355	1,353
Additional paid-in capital	78,621	78,425
Accumulated deficit	(16,404)	(19,906)
Common stock held in trust, at cost, 512,372 shares in 2011 and 428,596 shares in 2010	(6,103)	(4,753)
Treasury stock, at cost, 103,460 shares in 2011 and 2010	(1,000)	(1,000)
Total stockholders' equity	56,469	54,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,885	$75,457

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,502	$2,237
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,478	4,316
Provision for losses on accounts receivable	2,904	1,087
Loss on sale of equipment	13	5
Deferred and stock-based compensation	1,154	742
Deferred income taxes	1,876	1,286
Changes in operating assets and liabilities:
Accounts receivable	(3,248)	(7,880)
Inventories	(640)	(167)
Prepaid expenses	484	370
Other assets	(209)	5
Accounts payable and accrued expenses	(700)	2,975
Net cash provided by operating activities	9,614	4,976

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(4,850)	(4,479)
Proceeds from the sale of equipment	-	2
Net cash used in investing activities	(4,850)	(4,477)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from line of credit	26,512	-
Payments on line of credit	(29,237)	-
Principal payments on long-term debt	-	(302)
Purchase of common stock for incentive plans	(1,705)	(289)
Net proceeds from the exercise of stock options	89	746
Payment of taxes from traded shares	(104)	-
Net cash (used in) provided by financing activities	(4,445)	155

INCREASE IN CASH AND CASH EQUIVALENTS	319	654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,285	4,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,604	$4,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$57	$2
Income taxes	275	47

Supplemental noncash activities:
Asset additions and related obligations in payables	$518	$153

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be attained for the entire year. Results for the nine months ended September 30, 2011 include approximately $1.3 million of bad debt expense which related to a change in estimate in the allowance for doubtful accounts. These audited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards:  In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance on the periodic testing of goodwill for impairment.  This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This new guidance is effective for the Company beginning January 1, 2012, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

In July 2011, the FASB issued guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  This guidance requires certain health care entities to change the presentation of their statement of income by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts).  Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts.  The guidance also requires disclosures of patient service revenue (net of contractual allowances and discounts by major payor source) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  This new guidance is effective for the Company beginning January 1, 2012, with early adoption permitted.  The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

2.  SEGMENTS

The Company has two reportable segments:  Laboratory Services and Product Sales.  The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC (NBBC).  Services provided include drugs-of-abuse testing services; clinical & other laboratory services, which include clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, courier delivery, and medical surveillance; and clinical trial services which include central laboratory services, assay development, bio-analytical, bio-equivalence and pharmacokinetic testing.  The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc.  Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup, in addition to a variety of other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Laboratory Services:
Revenues	$22,041	$20,676	$64,454	$56,970
Depreciation and amortization	1,285	1,279	3,852	3,720
Income from operations	753	910	1,883	844
Capital expenditures for segment assets	1,216	1,957	3,956	4,225

Product Sales:
Revenues	$5,537	$5,123	$16,781	$15,175
Depreciation and amortization	221	197	626	596
Income from operations	1,316	932	3,592	2,653
Capital expenditures for segment assets	179	109	904	254

Corporate (unallocated):
Other income (expense)	$9	$(34)	$40	$26

Company:
Revenues	$27,578	$25,799	$81,235	$72,145
Depreciation and amortization	1,506	1,476	4,478	4,316
Income from operations	2,069	1,842	5,475	3,497
Other income (expense)	9	(34)	40	26
Income before income tax expense	2,078	1,808	5,515	3,523
Capital expenditures for assets	1,395	2,066	4,860	4,479

(In thousands)	September 30, 2011	December 31, 2010
Assets:
Laboratory Services	$64,397	$64,193
Product Sales	8,599	7,499
Corporate (unallocated)	1,889	3,765
Company	$74,885	$75,457

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

POC on-site testing products	$5,181	$4,688	$15,288	$13,479
Contract manufacturing services	151	265	901	1,213
Other diagnostic products	205	170	592	483
	$5,537	$5,123	$16,781	$15,175

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010

Raw materials	$994	$786
Work in process	471	406
Finished goods	366	390
Supplies, including off-site inventory	2,711	2,320
	$4,542	$3,902

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (A)	$1,320	$1,148	$3,502	$2,237
Weighted average number of basic common shares outstanding (B)	8,851,511	8,718,772	8,849,874	8,686,962
Dilutive effect of stock options computed based on the treasury stock method	189,058	245,197	195,164	235,481
Weighted average number of diluted common shares outstanding (C)	9,040,569	8,963,969	9,045,038	8,922,443
Basic earnings per common share (A/B)	$0.15	$0.13	$0.40	$0.26
Diluted earnings per common share (A/C)	$0.15	$0.13	$0.39	$0.25

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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management.  Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, inflation, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business and planned regulatory filings, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding our reliance on expected positive cash flow from operations and our Line of Credit to fund future working capital and asset purchases and the sufficiency of our capital resources to fund our planned operations through 2011, and (vi) statements of assumptions underlying other statements and statements about our business.

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

Executive Overview

Our Business

We are engaged primarily in distinct, but very much related businesses, which for financial reporting purposes are divided into two reportable segments: Laboratory Services and Product Sales. For financial information relating to our segments, see Note 2 of Notes to the Consolidated Financial Statements (unaudited).

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

Product Sales

Our “Product Sales” business segment consists of our wholly-owned subsidiary, MEDTOX Diagnostics, Inc.  MEDTOX Diagnostics, Inc. is engaged in the development, manufacturing, and distribution of a variety of POCT diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup, in addition to other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls.  The operations of the Product Sales segment are located in Burlington, North Carolina, where we maintain the offices, research and development laboratories, production operations, and warehouse/distribution facilities.

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Drugs-of-Abuse Business

In the first three quarters of 2011, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Building Market Share

We have solid niche positions in large markets, relative to our size, that allow us to build market share by offering high quality products and services that are delivered rapidly, priced competitively, and supported by excellent customer service and value-added services.  Our value-added services include data management, collection site management, training, technical support and expertise, as well as review of drug testing policies for clients.

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

Driving Innovation

We have continuously introduced a number of innovative products and services, including:

In 2011, we introduced a new “self-contained” rapid drug testing device, the EZ-SCREEN® Cup.  This cup can be used in both the government and workplace markets.  Designed to meet the needs of non-laboratory personnel in order to easily run a drug test with minimal urine handling, the new cup also reduces the chance of specimens leaking during transit to the laboratory due to a new lid design.

In 2011 and 2010, we continued the expansion of our Prescription management business.  We offer a comprehensive testing program serving this market under the name ToxAssure®.

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and nine-month periods ended September 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

In evaluating our financial performance, our management has primarily focused on the following objectives: revenue growth, maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first two of these objectives are discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the third quarter of 2011 and the first nine months of this year, we were able to achieve revenue growth and a reduction in SG&A expenses as a percentage of revenues.  During the first nine months of this year, we also achieved improved gross margin.

Revenues
	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	Sept 30, 2011	Sept 30, 2010	$ Change	% Change	Sept 30, 2011	Sept 30, 2010	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$ 10,781	$ 10,390	$ 391	4%	$ 31,227	$ 29,346	$ 1,881	7%
Clinical & other laboratory services	8,885	7,928	957	12%	25,993	22,396	3,597	16%
Clinical trial services	2,375	2,358	17	1%	7,234	5,228	2,006	38%

Product Sales	5,537	5,123	414	8%	16,781	15,175	1,606	11%

	$ 27,578	$ 25,799	$ 1,779	7%	$ 81,235	$ 72,145	$ 9,090	13%

Our Laboratory Services segment includes revenues from workplace drugs-of-abuse testing, clinical and other laboratory services and clinical trial services.  Our revenues from drugs-of-abuse testing increased 4% to $10.8 million and 7% to $31.2 million for the three and nine month periods ended September 30, 2011, respectively.  The increase in both periods was primarily a result of an increase in new account revenues, which increased 13% and 15% for the three and nine month periods ended September 30, 2011, respectively.  The increase in both periods was mitigated by a 9% and 8% decrease in revenues from our existing client base for the three and nine month periods ended September 30, 2011, respectively.  Revenues from our existing client base continue to be negatively impacted by economic conditions.  While economic conditions may continue to have a negative impact on laboratory drugs-of-abuse testing volumes from our existing client base, we have demonstrated a consistent ability to add new business quarter over quarter.  We are currently in the process of formulating our operating plan for 2012.  In this process we will address increasing our sales resources to put more emphasis on new business development in the laboratory drugs-of-abuse testing market.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 12% to $8.9 million and 16% to $26.0 million for the three and nine month periods ended September 30, 2011, respectively.  The improvement in both periods was due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives, including testing for prescription management.

Revenues in clinical trial services were $2.4 million for the three month period ended September 30, 2011, even with the same period of 2010.  For the nine month period ended September 30, 2011, revenues increased 38% to $7.2 million.  The significant increase in the first nine months of 2011 reflects the impact of the reversal of the slow-down of projects, which we experienced in the first quarter of 2010.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup on-site test kits and other ancillary products for the detection of abused substances, increased 11% to $5.2 million and 13% to $15.3 million for the three and nine month periods ended September 30, 2011, respectively.  The increase in both periods was due primarily to  increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader and increased sales into the government market with our SURE-SCREEN® devices.  The increase in the three month period ended September 30, 2011 was partially offset by  decreased sales of our Profile®-II A and Profile®-III A products in the workplace drugs-of-abuse market.  Overall, pricing for our POCT devices was fairly stable with the prior year periods.

Sales of contract manufacturing services decreased 43% to $0.2 million and 26% to $0.9 million for the three and nine month periods ended September 30, 2011, respectively, as we are phasing out of this business and expect the remaining client relationship to terminate within the next two quarters.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	Sept 30, 2011	% of Revenues	Sept 30, 2010	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 13,975	63.4%*	$ 12,951	62.6%*	$ 1,024	8%

Cost of Sales	2,233	40.3%**	2,036	39.7%**	197	10%

	$ 16,208	58.8%	$ 14,987	58.1%	$ 1,221	8%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	Sept 30, 2011	% of Revenues	Sept 30, 2010	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 40,550	62.9%*	$ 36,535	64.1%*	$ 4,015	11%

Cost of Sales	6,788	40.5%**	6,357	41.9%**	431	7%

	$ 47,338	58.3%	$ 42,892	59.5%	$ 4,446	10%

*      Cost of services as a percentage of Laboratory Services revenues
**    Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 41.2% and 41.7% of revenues for the three and nine months ended September 30, 2011, respectively, compared to 41.9% and 40.5% of revenues for the same periods in 2010.

Laboratory Services gross margin was 36.6% and 37.1% for the three and nine months ended September 30, 2011, respectively, compared to 37.4% and 35.9% for the same periods of 2010.  The decrease in the three month period ended September 30, 2011 was primarily due to increased transportation expenses as a result of higher fuel costs from our service providers.  The increase in the nine month period ended September 30, 2011 was primarily due to a change in test mix and an increase in volume, partially offset by increased transportation expenses experienced in the third quarter of 2011.

Gross margin from Product Sales was 59.7% and 59.5% for the three and nine months ended September 30, 2011, respectively, compared to 60.3% and 58.1% for the same periods of 2010.  The decrease in the three month period ended September 30, 2011 primarily reflects a shift in sales mix of POCT devices.  In the three month period ended September 30, 2011, gross margin was impacted by an increase in sales of our lower margin SURE-SCREEN® devices into the government market and a decrease in our higher margin Profile® devices sold into the workplace market, partially offset by increased sales of our higher margin PROFILE®-V devices into the hospital market.  The increase in the nine month period ended September 30, 2011 was primarily due to sales mix, with an increase in our higher margin PROFILE®-V devices sold into the hospital market, partially offset by an increase in sales of our lower margin SURE-SCREEN® devices into the government market.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	Sept 30, 2011	% of Revenues	Sept 30, 2010	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 8,633	31.3%	$ 8,394	32.5%	$ 239	3%

Research and development	668	2.4%	576	2.2%	92	16%

	$ 9,301	33.7%	$ 8,970	34.8%	$ 331	4%

	Nine Months Ended				Year-over-Year
(In thousands, except percentages)	Sept 30, 2011	% of Revenues	Sept 30, 2010	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 26,538	32.7%	$ 24,058	33.3%	$ 2,480	10%

Research and development	1,884	2.3%	1,698	2.4%	186	11%

	$ 28,422	35.0%	$ 25,756	35.7%	$ 2,666	10%

   Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $8.6 million, or 31.3% of revenues for the three months ended September 30, 2011, compared to $8.4 million, or 32.5% of revenues for the same period in 2010.  For the nine months ended September 30, 2011, SG&A expenses increased to $26.5 million, or 32.7% of revenues, compared to $24.1 million, or 33.3% of revenues for the same period in 2010.  The increase in both periods was primarily due to increased costs associated with the growth in our clinical & other laboratory services business, including an increase in bad debt and billing and collection expenses related to increased third party and patient billing.  We recognized approximately $1.3 million of bad debt expense for the nine months ended September 30, 2011 which related to a change in estimate of our allowance for doubtful accounts for patient and third party receivables at December 31, 2010.  The revision was based on our increased experience and the increased actual collection data that we obtained in 2011 relating to these receivables.The increase in the three month period ended September 30, 2011, was partially offset by decreased incentive-based compensation.

Research and Development Expenses.  Research and development expenses increased 16% to $0.7 million and 11% to $1.9 million for the three and nine months ended September 30, 2011, respectively.  The increase in both periods was primarily due to increased spending for on-going projects in our Product Sales segment.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by profitable operations and cash received from our revolving line of credit.  Cash and cash equivalents were $1.6 million at September 30, 2011, compared to $1.3 million at December 31, 2010.

We are focusing on increasing our cash flow, while continuing to fund our capital investment, sales and marketing, and research and development initiatives. Our intent is to maintain a solid liquidity position.

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2011, compared to $5.0 million for the nine months ended September 30, 2010.  The increase was attributable to an increase in net income, excluding non-cash charges such as depreciation and amortization, deferred compensation, deferred income taxes and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $4.9 million for the nine months ended September 30, 2011, compared to $4.5 million for the same period of 2010.   In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $0.2 million in the prior year period.  The change was primarily due to net payments on our line of credit, an increase in the repurchase of shares of our common stock, as well as a decrease in the net proceeds from the exercise of stock options.

In the first nine months of 2011, we repurchased 108,963 shares of our common stock in the open market for a cost of $1.7 million.  In the first nine months of 2010, we repurchased 23,290 shares of our common stock in the open market for a cost of $0.3 million. The shares repurchased were placed in trust to fund our Long-Term Incentive Plan and Supplemental Executive Retirement Plan.

We are a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) maturing on August 31, 2013.  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $12.0 million bearing interest at a fluctuating rate of 1.95% above the daily three month LIBOR, as defined and calculated by the Bank.

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

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at September 30, 2011.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At September 30, 2011, we had total borrowing capacity of $12.0 million on our Line of Credit.  We did not have an outstanding balance on our Line of Credit at September 30, 2011.

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

Impact of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance on the periodic testing of goodwill for impairment.  This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This new guidance is effective for us beginning January 1, 2012, with early adoption permitted.  We are currently evaluating this guidance, but do not expect the adoption will have a material impact on our consolidated financial statements.

In July 2011, the FASB issued guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  This guidance requires certain health care entities to change the presentation of their statement of income by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts).  Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts.  The guidance also requires disclosures of patient service revenue (net of contractual allowances and discounts by major payor source) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  This new guidance is effective for us beginning January 1, 2012, with early adoption permitted.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended September 30, 2011.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II                      OTHER INFORMATION

ITEM 1A                    RISK FACTORS.  There have been no material changes to our risk factors during the three and nine months ended September 30, 2011.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6	EXHIBITS. See Exhibit Index on page following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTOX SCIENTIFIC, INC.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	October 27, 2011
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	October 27, 2011
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	October 27, 2011
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2011

Exhibit
Number                   Description

10.1
Sixth Amendment to Credit Agreement dated as of August 15, 2011, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., and MEDTOX Diagnostics, Inc., and Wells Fargo Bank, National Association—Incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed August 16, 2011.

10.2
Revolving Line of Credit Note dated as of August 15, 2011, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., and MEDTOX Diagnostics, Inc., and Wells Fargo Bank, National Association—Incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed August 16, 2011.

31.1	Certification

31.2	Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.