Form 10-K
period 2011-12-31
MEDTOX SCIENTIFIC INC
filed 2012-03-08
CIK 739944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $129,769,414 on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 27, 2012
Common Stock, $0.15 par value per share	8,945,190 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held May 21, 2012 (Proxy Statement)	Part III

MEDTOX SCIENTIFIC, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Table of Contents
ITEM NO.		PAGE
Part I

1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Part II

5.	Market for the Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . .	22

6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24

7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . .	36

8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .	37

9.	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .	37

9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37

9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

Part III

10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . .	39

11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39

12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39

13.	Certain Relationships and Related Transactions, and Director
	Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39

14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . .	39

Part IV

15.	Exhibits, Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . .	40

	Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	46

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER
FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, dividends, inflation, capital structure, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, planned exiting of lines of business, planned regulatory filings, and the impact of patent expirations, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding our reliance on expected positive cash flow from operations and our Line of Credit to fund future working capital and asset purchases, the sufficiency of our capital resources to fund our planned operations through 2012, and our belief that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term, and (vi) statements of assumptions underlying other statements and statements about our business.

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

We are engaged primarily in two distinct, but related businesses.  MEDTOX Laboratories, Inc., based in St. Paul, Minnesota, provides forensic and clinical laboratory services.  MEDTOX Diagnostics, Inc., based in Burlington, North Carolina, manufactures and distributes diagnostic devices and other similar products.  For the year ended December 31, 2011, MEDTOX Laboratories, Inc. and MEDTOX Diagnostics, Inc. accounted for 79% and 21% of our consolidated revenues, respectively.

2.	Principal Services, Products and Markets.

General.  We have two reportable segments: “Laboratory Services”, which consists of the activities conducted by MEDTOX Laboratories, Inc. and New Brighton Business Center, LLC, and “Product Sales”, conducted by MEDTOX Diagnostics, Inc.  Laboratory Services includes drugs of abuse testing services.  MEDTOX Laboratories also provides clinical and other laboratory services which consist of clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, analysis of heavy and trace metal, and prescription management testing.  We also provide services in the area of logistical support, data management and overall program management services.  Additionally, MEDTOX Laboratories provides clinical trial services which include central laboratory services, assay (test) development, bio-analytical, bio-equivalence and pharmacokinetic testing.  The Product Sales segment includes sales of a variety of on-site drug screening products and contract manufacturing.  For financial information relating to our segments, see Note 2 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Laboratory Services

A.           Drugs-of-Abuse Testing Services.  As reflected in the table below, our Laboratory Services segment derives a substantial percentage of its revenues from laboratory testing services for the identification of drugs-of-abuse.

(In thousands)	2011	2010	2009

Drugs-of-abuse testing services revenues	$ 41,343	$ 39,624	$ 36,040

% of Laboratory Services revenues	48%	51%	55%

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

B.           Clinical & Other Laboratory Services.   As reflected in the table below, our Laboratory Services segment also derives revenues from other services, including: clinical toxicology; physician office-based clinical testing; occupational health clinical testing; heavy metal, trace element and solvent analyses; prescription management testing; and logistics, data and program management services.

(In thousands)	2011	2010	2009

Clinical & Other Laboratory Services revenues	$ 34,852	$ 29,923	$ 22,885

% of Laboratory Services revenues	41%	39%	35%

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

Prescription Management.  We continued to expand our prescription management product line in 2011.  Our original client base was primarily comprised of local hospital-based pain management groups.  In the past few years we have been marketing our prescription management product line to a rapidly growing number of pain management clinics and other physician practices involved in the management of chronic pain throughout the United States.  We now offer a comprehensive testing program serving this market under the name ToxAssure®.  In 2011 we expanded our marketing efforts with a focus on hospital systems throughout the United States.

Logistics, Data and Program Management Services.  We also provide services in the areas of logistics management, data management and program management.  These services support our underlying business of laboratory analysis and provide added value to our clients.  Value-added services include courier services for medical specimen transportation, management programs for laboratory-based and on-site drug testing, coordination of specimen collection sites, and data collection/reporting services including the use of our MyMEDTOX® internet-based reporting system.  In the data management area, we offer our clients the eChain® System, our web-based electronic chain-of-custody and donor tracking system.

C.           Clinical Trial Services.  We provide central laboratory services, assay (test) development, bio-analytical, bio-equivalence and pharmacokinetic testing (a process by which a drug is absorbed, distributed, metabolized and eliminated by the body) for Phase I-IV clinical trials.  Phase I clinical trials focus primarily on testing the safety of the drug and involve generally only a small number of patients.  In Phase II trials, the results of people taking a new treatment are compared with results of people taking standard treatment or a placebo.  A Phase II trial typically involves hundreds of patients.  A Phase III trial involves several thousands of patients and is designed to further evaluate the efficacy and safety of the drug.  Phase IV clinical trials involve further evaluation of the study drug generally after the drug is already approved and in the market place.  Central laboratory services include tests that are used to monitor the safety and efficacy of a drug.  These tests or “safety labs” include tests that are performed in our general clinical laboratory and pathology laboratory such as clinical chemistries (liver function, kidney function, cardiac and bone), hematology (blood count), immunology (immune status), and flow cytometry (cell identification).  Assay development, bio-analytical and bio-equivalence studies are performed in our bio-analytical laboratory.  These tests are conducted using methodologies such as immunoassay, gas chromatography, high performance liquid chromatography, gas chromatography/mass spectrometry and tandem mass spectrometry. MEDTOX Laboratories, Inc. is a FDA registered establishment and adheres to applicable GLP (Good Laboratory Practices) requirements.

Clients for our clinical testing services include clinical trial sponsors (pharmaceutical and biotech companies), clinical research organizations (CROs), research organizations, and investigators with trial management, patient recruitment/enrollment and site management.

(In thousands)	2011	2010	2009

Clinical Trial Services revenues	$ 9,667	$ 7,500	$ 6,926

% of Laboratory Services revenues	11%	10%	10%

Clinical trial services revenues can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials as shown in the table below:

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Clinical Trial Services revenues:

2011	$ 2,536	$ 2,323	$ 2,375	$ 2,433

2010	$ 833	$ 2,037	$ 2,358	$ 2,272

Product Sales

A.           Substance Abuse Testing Products. The table below reflects information regarding the revenues derived by our Product Sales segment during the last three years from the sale of point-of-collection testing (POCT) products for drugs-of-abuse, the primary component of Product Sales segment revenues.

(In thousands)	2011	2010	2009

POCT product revenues	$ 20,292	$ 17,796	$ 16,431

% of Product Sales revenues	91%	89%	90%

The primary markets for our POCT products for drugs-of-abuse are workplace drugs-of-abuse testing and testing in support of hospital emergency departments, the criminal justice system and rehabilitation centers.  We manufacture and distribute our EZ-SCREEN® Cup, PROFILE®-II, PROFILE®-II A, PROFILE®-III, and PROFILE®-III A POCT products into this market.  These products are often sold in conjunction with confirmation testing, logistic, data management, and program management services provided by our Laboratory Services segment.  Our customers for substance abuse testing products include public and private companies, as well as occupational health clinics and third party administrators.

Drug abuse is frequently a factor in emergency room treatment of patients. We manufacture and distribute the PROFILE-II ER® and PROFILE®-III ER and PROFILE®-V line of diagnostic drug screening products to hospital markets for drug detection in patients seen in the hospital and emergency rooms.  The PROFILE-II ER®, PROFILE®-III ER, and PROFILE®-V devices are Food and Drug Administration (FDA)-cleared one step qualitative screening assays for the detection of the following drugs and/or their metabolites (any substance produced by metabolism):

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

We also manufacture and distribute diagnostic drug screening products within the criminal justice and drug rehabilitation markets.  Our EZ-SCREEN® Cup, VERDICT®-II and SURE-SCREEN® product lines are primarily sold within these markets and are sold alone or as part of our comprehensive drug testing program solution, ClearCourse®.  ClearCourse® is a unique and comprehensive drug testing program that combines four essential components: Drug Abuse Recognition System (DARS™) training, SURE-SCREEN® on-site drug screening devices, laboratory based confirmation testing and WEBTOX® online data management.

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

B.           Contract Manufacturing Services and Other Diagnostic Products. We are phasing-out of our contract manufacturing services business and expect negligible revenue in 2012, as it is not viewed by management as a sustainable, growth-oriented business. In terms of ancillary diagnostic products, MEDTOX distributes other diagnostic tests, including the NexScreen 12 panel CLIA-waived diagnostic test, as well as diagnostic tests for the detection of alcohol with the our private labeled Breath Alcohol Test.  The table below reflects information regarding the revenues derived by our Product Sales segment from contract manufacturing services and the distribution of other diagnostic products.

(In thousands)	2011	2010	2009

Contract manufacturing services revenues	$ 1,210	$ 1,567	$ 1,391
% of Product Sales revenues	5%	8%	8%

Other diagnostic products revenues	$ 785	$ 691	$ 435
% of Product Sales revenues	4%	3%	2%

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

We use several distribution channels to sell our products and services.  We employ a direct sales force which consists of 58 sales representatives and six sales managers. In addition, we are a party to a distribution agreement with Cardinal Health for our PROFILE® products sold into the hospital laboratory market.  We also benefit from sales efforts on our behalf conducted by third party administrator organizations and occupational health clinic groups.

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

Major Customers.  No single customer had sales that amounted to more than 10% of our consolidated revenues during 2011, 2010 or 2009.

4.           New Products, Research and Development.

Laboratory Services.  Our Laboratory Services’ research and development group: develops assays for new drugs and compounds; develops new assays for existing drugs and other toxins; and improves existing assays with the goal of improving assay robustness, sensitivity, accuracy, precision, specificity and efficiency.  This group also investigates and develops assays for commonly tested compounds in alternative matrices and novel formats.  During 2011, this group developed and validated 156 analytes using immunochemistry, liquid chromatography (LC), gas chromatography (GC), gas chromatography with mass spectrometry (GC/MS), inductively coupled plasma mass spectrometry (ICP/MS), and LC with tandem mass spectrometry (LC/MS/MS).  These activities continue to enhance our test menu and ability to realize efficiencies of new technologies.

We have entered the market for full service clinical laboratory testing for physicians offices and patients on a regional basis.  We validated 24 assays to enhance our test menu in clinical chemistry, diagnostic immunology (immune system) virology (viruses), endocrinology (hormones), serology (infectious diseases), and allergy.  We added 44 new tests in pathology/histology/cytology, molecular diagnostics, flow cytometry and microbiology. These new specialties include tests for infectious diseases, viruses, tissue biopsies, cancer, genetic disorders, immune disorders, drug effectiveness, bacteria and parasites.   Based on our local presence, company-owned courier network and advanced instrumentation and technology, we believe we offer superior turn-around times for physicians and patients than our national competitors.

Product Sales.  We continue to develop new and innovative products and services for the drug testing market.  We are continually improving our product performance, result hold time (length of time the result is readable on the device) and cost effectiveness in order to meet the evolving demands of the marketplace.

In 2011, we continued improvement in our manufacturing processes in the diagnostic area, resulting in greater flexibility of product configurations for clients, increased efficiency in manufacturing and improved device performance.  We can now offer a higher degree of customization to our clients, both in terms of specific assays on a particular device, and supplying a “private label” device to large clients.

In late 2011, we introduced our EZ-Screen® Cup product.  The EZ-Screen® Cup is targeted for the government, corporate and occupational health clinic markets.  The use of a cup format in these markets is advantageous due to the elimination of the standard pipette (laboratory instrument used to transport a measured quantity of liquid) used in a cassette device.  The cup format provides an enclosed system where the testing personnel are not exposed to the urine sample. The EZ-Screen® Cup design adds simplicity and time savings to the drug screening process.

Research and Development.  We incurred costs of $2.5 million, $2.3 million, and $2.3 million for research and development activities in 2011, 2010, and 2009, respectively.  At December 31, 2011, we employed 16 scientists in research and development activities for the Laboratory Services and Product Sales segments. Their primary duties are focused on new methods and assay development for Laboratory Services and developing on-site, rapid in vitro diagnostic devices at the Product Sales facility.

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

Product Sales.  We file patent applications to protect our intellectual property as it relates to our technologies, inventions and improvements which can be utilized in the development and manufacture of our Product Sales business, as protection of this intellectual property is very important to our Product Sales segment.  These patents relate to our core technologies and designs for diagnostic testing, screening and services.  We hold seven United States issued patents with expiration dates ranging from 2012 to 2025.  The patent expiring in 2012 will not have an impact on our business since it is not used in any of our products.

General.  At December 31, 2011, we held 30 registered trade names and/or trademarks in reference to our products and corporate names.  Our trade names and/or trademarks range in duration from 10 to 20 years with expiration dates ranging from 2012 to 2021.  Applications have also been made for additional trade names.

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

Laboratory Services.  At December 31, 2011, MEDTOX Laboratories, Inc. did not have any significant backlog.  We do not believe that sales backlog is a significant factor in the Laboratory Services segment of our business.  However, the time from when an account becomes a client to the time the laboratory starts receiving specimens may be up to four months.  The delay in receiving samples is primarily due to the necessity of establishing communication capabilities between the client and us, the requirement to ship out collection kits and forms, and the establishment of a collection site network.  At December 31, 2011, we had several accounts that were in the process of being set up where revenues will not be realized until 2012.

Product Sales.  At December 31, 2011, MEDTOX Diagnostics, Inc. did not have any significant backlog.  We do not believe that sales backlog is a significant factor in the Product Sales segment of our business.

9.	Competition.

Laboratory Services.  Our Laboratory Services segment competes in a fragmented, though highly competitive, industry.  At December 31, 2011, 38 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs (59 FR 29916, 29925) and were involved in workplace drugs-of-abuse testing.  Without ongoing certification in this program, a laboratory would not be permitted to conduct drug testing for Federal Workplace Drug Testing Programs such as testing for the Department of Transportation and other similar programs.  Competitors include Quest Diagnostics, Laboratory Corporation of America, Clinical Reference Laboratory, Dominion Diagnostics, Ameritox, Millennium Laboratories, and Psychemedics Corporation, as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories and in-house testing facilities maintained by hospitals.

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

The diagnostics’ market has become highly competitive with respect to the price, quality and ease of use of various tests, and is characterized by rapid technological changes.  We have designed our diagnostic screening products to be inexpensive, on-site tests for use by unskilled personnel, and have not endeavored to compete with laboratory-based systems.  These laboratory-based systems consist of bench-top auto analyzers that have fast, automated throughput.  Our POCT devices are not designed to compete with such automated systems.

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

E.           Centers for Medicare and Medicaid Services (CMS).  The Clinical Laboratory Improvement Act (CLIA) introduced in 1992 requires that all in vitro diagnostic products be categorized as to level of complexity.  A request for CLIA categorization of any new clinical laboratory test system must be made simultaneously with FDA 510(k) submission.  The PROFILE®, PROFILE®-II, PROFILE®-III, PROFILE®-V, VERDICT®, VERDICT®-II, EZ-SCREEN® Cup and MEDTOXScan® drugs-of-abuse tests currently marketed by MEDTOX Diagnostics, Inc. have been categorized as moderately complex.  The complexity category to which a clinical laboratory test system is assigned may limit the number of laboratories qualified to use the test system, thus impacting product sales.  MEDTOX Laboratories, Inc. is a CLIA-licensed high complexity laboratory and is accredited by the College of American Pathologists (CAP) Laboratory Accreditation Program.  All laboratory specialties and sub-specialties, as they relate to the expanded laboratory test menu, have been added to MEDTOX Laboratories, Inc.’s CLIA/CAP certificates.

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

At December 31, 2011, we had a total of 667 full-time employee equivalents compared to 633 full-time employee equivalents at December 31, 2010.

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

In 2011, approximately 48% and 57% of our Laboratory Services and Product Sales segment’s revenues, respectively, were derived from the provision of testing services for the identification of drugs-of-abuse in the workplace and government markets.  We expect that a substantial percentage of our revenues will continue to be derived from the provision of such services for the foreseeable future.  This business is influenced by the strength of the U.S. economy.  When the U.S. economy is growing and characterized by job creation, this business tends to experience increased testing levels.  Conversely, lower testing levels tend to be associated with periods of job contraction in the U.S.  As a result, our revenues and operating results are subject to volatility.

The laboratory services drugs-of-abuse industry is consolidating.  With the market forces driving such consolidation tending to favor the larger industry participants, we face an increasing challenge to differentiate ourselves through our technology and value-added services.

Our Laboratory Services segment competes in what is currently a fragmented, but highly competitive, industry.  At December 31, 2011, 38 labs, including MEDTOX Laboratories, Inc., were certified by the Department of Health and Human Services as having met the standards for Subpart C of the Mandatory Guidelines for Federal Workplace Drug Testing Programs and were involved in workplace drugs-of-abuse testing. Our major competitors include Quest Diagnostics, Laboratory Corporation of America as well as the testing units of other clinical laboratories, including independent laboratories, specialized laboratories, and in-house testing facilities maintained by hospitals.  Many of our competitors have substantially greater financial and other resources than we do.  The laboratory services, drugs-of-abuse industry is consolidating.  The consolidation is being driven by the larger laboratories whose greater resources enable them to be more responsive and better able to increase operating efficiencies in the form of critical mass (testing volumes) and required investment levels.    In light of these forces, we face an increasing challenge to differentiate ourselves through our technology and value-added services, such as data management, collection site management, training and technical support and expertise.  If we are unsuccessful in these differentiation efforts, we may experience declining revenues and gross margins, and reduced cash flows.

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

There has been and will likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs.  In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services.  Third party payers, including state payers and Medicare, are challenging the prices charged for medical products and services. Government and other third party payers increasingly are limiting both coverage and the level of reimbursement for our services.  In 2011 and 2010, third party payers accounted for approximately 10.9% and 8.8%, respectively, of our net revenues.  A portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers.  Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us.  If government and other third party payers do not provide adequate coverage and reimbursement for our services, our net revenues could decline. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could decline.  Health care reform changes in government reimbursement could also reduce our net revenues.

A significant increase in our days sales outstanding could increase bad debt expense and have an adverse effect on our business.

We are seeing an increase in the percentage of revenues that are billed to patients and third-party payers, including insurance companies and Medicaid and Medicare agencies.  The increase is a result of growth in our clinical laboratory.  Billing to third party payers is complex and is subject to extensive and non-uniform rules and administrative requirements.   It is subject to risks including delayed reimbursement, difficulties in gathering complete and accurate billing information, inabilities to collect and long collection cycles.  Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows.  In addition, we are experiencing more billing to patients.  Patient billing is increasing as a result of the growth in patient copayments, coinsurance and deductibles and an increase in high deductible health plans.  Patient billings are subject to the risk of difficulties in gathering accurate billing information, inabilities to collect and long collection cycles which also could adversely affect our results of operations and cash flows. We believe our allowance for doubtful accounts is adequate.  However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions, which would adversely affect our results of operations and cash flows.

FDA regulation of laboratory developed tests (LDTs)  and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. The FDA did not publish a guidance document in 2011 and has not announced a framework or timetable for implementing its new regulatory approach. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, there is an associated risk for us that some of the tests that we currently offer may be subject to approval by the FDA.

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

 Our products and services are subject to the regulations of a number of governmental agencies as listed in Item 1, “Business” under the heading “10. Government Regulation”.  We cannot predict whether future changes in governmental regulations might significantly increase compliance costs or adversely affect the time or cost required to develop and introduce new products.  In addition, our products are or may become subject to foreign regulations.  If we do not comply with existing or additional laws or regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing net revenues, or hinder our ability to conduct our business.

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

We may be exposed to liability claims.

We are exposed to the risk of liability claims from our testing services and other aspects of our business.  We currently maintain insurance for all of our entities to cover professional and general liability claims.  In the past, all professional and general liability claims have been covered under our insurance policy.  However, in the future, we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy, which could have a significant impact on our results of operations and financial condition.

We may have product liability exposure not covered by insurance.

We face financial exposure to product liability claims if the use of our products results in an improper diagnosis, bodily injury or property damage. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our insurance policy.  We currently maintain insurance to cover such product liability claims.  To the extent any such claim is uncovered or our insurance coverage is inadequate, we could be required to pay any and all costs associated with such claim, the cost of defense whatever the outcome of the action, and possible settlement or damages if a court rendered a judgment in favor of any plaintiff asserting such claim against us.  Damages assessed in connection with, and the costs of defending, any legal action could be substantial.  Damages may include punitive damages, which may substantially exceed actual damages.  The obligation to pay such damages could exceed our ability to pay such damages, which could have a significant impact on our results of operations and financial condition.

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

ITEM 2.                      PROPERTIES.

The administrative offices and laboratory operations for the Laboratory Services segment of our business are located primarily in a 109,000 square foot facility in St. Paul, Minnesota.  Until March 2001, we leased this space.  In March 2001, we purchased the entire three building complex with a total of 129,000 square feet, which includes the 109,000 square feet utilized by our Laboratory Services segment and an additional 15,000 square feet held for future expansion of our Laboratory Services segment.  The purchasing entity was New Brighton Business Center, LLC, a limited liability company, established by us for the sole purpose of purchasing the entire three building complex.  The facility includes one commercial tenant with a remaining lease term of less than two years in duration.  In 2011, the annual rent paid by third-party tenants, excluding their pro-rata share of operating expenses, was approximately $125,000.

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

The operations for the Product Sales segment of our business are located in Burlington, North Carolina where we maintain the offices, research and development laboratories, production operations and warehouse for MEDTOX Diagnostics, Inc.  We lease an entire building (approximately 39,500 square feet), as well as an additional 30,000 square feet of space located in an adjacent building, which we use for warehousing and distribution.  The lease for these buildings, as amended and restated, includes a term that expires on March 31, 2016.  In January 2008, we prepaid approximately $430,000 of the lease agreement for the facilities in Burlington, North Carolina relating to the leasehold improvements after determining that the prepayment would be financially beneficial to us.  The prepayment was recorded as prepaid rent and will continue to be amortized over the remaining life of the lease as additional rent.  In 2011, the annual base rent was approximately $444,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of $600,000 of improvements made to the building by us.

The Burlington facilities have always been owned and leased to us by Dr. Samuel C. Powell, a member of our Board of Directors.  We believe we are renting these facilities in Burlington on terms similar to those available from third parties for equivalent premises based upon our review of prevailing market rates at the time of lease renewal.

We have the exclusive option and right to purchase the facilities from Dr. Powell according to the terms and conditions defined in the lease agreement.

We believe that our existing facilities are adequate for the purposes being used to accommodate our product development, manufacturing and laboratory testing requirements.

ITEM 3.                      LEGAL PROCEEDINGS.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MTOX”.  At February 27, 2012, the number of holders of record of our common stock was 839.  The following tables set forth, for the calendar quarters indicated, the high, low, and closing prices per share for our common stock, as reported by the Nasdaq Global Select Market.  The quotations shown represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

2011:	High	Low	Close*
First Quarter.............................	$16.62	$12.60	$16.40
Second Quarter........................	18.21	14.94	17.47
Third Quarter...........................	19.21	11.64	13.09
Fourth Quarter......................…	15.42	12.23	14.05

2010:	High	Low	Close*
First Quarter.............................	$10.25	$7.01	$10.25
Second Quarter........................	13.28	9.53	12.30
Third Quarter...........................	12.75	10.80	11.63
Fourth Quarter......................…	13.37	10.90	13.10

*Closing price as of the last day of the calendar quarter

Dividends

On November 12, 2010, the Board of Directors declared a special one-time cash dividend of $1.25 per share, which was paid on December 1, 2010 to stockholders of record on November 22, 2010.  This was the only cash dividend declared or paid by the Board of Directors since our inception.    Our financial covenants under our credit agreement limit our ability to pay cash dividends without approval.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

October 1 - 31	-	$ -	-	10,173
November 1 - 30	4,955	13.68	4,955	5,218
December 1 - 31	5,218	12.99	5,218	-
Total	10,173	13.33	10,173	-

(a)           Represents shares of common stock surrendered by employees to satisfy the exercise price on stock option exercises of options granted under the MEDTOX Restated Equity Compensation Plan (the "Plan"), which was originally effective on October 26, 1993 and amended and restated as of May 10, 2000.  The Plan expired in 2003, and no shares remain available for issuance under the Plan, but exercise of outstanding options granted under the Plan still occurs in accordance with the terms of the individual option grants. Subject to the terms of the individual award agreements, the Plan allowed option holders to surrender shares of common stock they hold to satisfy the exercise price on stock option exercises, but the Plan did not approve any maximum dollar amount of shares that may be surrendered.  The number of shares to be surrendered under the Plan depends upon, and is limited by, the number of options issued and exercised, the exercise prices of those options, the market price of our common stock at any time when options are exercised, and the election of option holders to surrender shares that they hold rather than pay the exercise price through another method permissible under the Plan and their individual award agreements.

Securities Authorized For Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                      SELECTED FINANCIAL DATA.

The selected financial data for the five years ended December 31, 2011 have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In thousands, except share and per share data)	2011	2010	2009	2008	2007

STATEMENT OF INCOME DATA:

Revenues	$108,149	$97,101	$84,108	$85,813	$80,285
Cost of revenues	63,314	57,461	53,213	49,487	43,929
Selling, general, and administrative	35,144	32,691	26,663	24,327	23,737
Research and development	2,519	2,261	2,264	2,352	2,603
Other income (expense)	(161)	157	79	(991)	(707)
Income tax expense	2,559	1,828	748	3,084	2,619
Net income	$4,452	$3,017	$1,299	$5,572	$6,690

Basic earnings per common share	$0.50	$0.35	$0.15	$0.66	$0.80

Diluted earnings per common share	$0.49	$0.34	$0.15	$0.62	$0.75

Weighted average number of shares outstanding:
Basic	8,853,643	8,715,391	8,536,768	8,455,092	8,322,092
Diluted	9,035,895	8,867,530	8,788,663	8,938,213	8,907,320

BALANCE SHEET DATA:
Total assets	$76,854	$75,457	$76,117	$73,526	$69,949
Total debt	-	2,725	302	979	1,656
Total stockholders’ equity	57,628	54,119	61,432	60,465	55,656

SEGMENT DATA:
Net revenues:
Laboratory Services	$85,862	$77,047	$65,851	$66,127	$61,310
Product Sales	22,287	20,054	18,257	19,686	18,975
Total net revenues	$108,149	$97,101	$84,108	$85,813	$80,285
Operating income (loss):
Laboratory Services	$2,145	$1,187	$(1,037)	$5,364	$6,387
Product Sales	5,027	3,501	3,005	4,283	3,629
Total operating income	$7,172	$4,688	$1,968	$9,647	$10,016
Assets:
Laboratory Services	$65,739	$64,193	$60,630	$59,812	$56,430
Product Sales	8,339	7,499	11,884	10,102	8,701
Corporate (unallocated)	2,776	3,765	3,603	3,612	4,818
Total assets	$76,854	$75,457	$76,117	$73,526	$69,949

OTHER DATA:
Cash dividends declared per common share	-	$1.25	-	-	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS
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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Drugs-of-Abuse Business

In 2011, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Our critical accounting policies are as follows:

Revenue Recognition, accounts receivable and allowance for doubtful accounts:

Our sales are generally billed to three types of payers – clients, patients and third parties, such as Medicare, Medicaid, and insurance companies.  We are seeing an increase in the percentage of revenues that are billed to third-party payers and patients as a result of growth in our clinical laboratory.

Client sales are recorded at our list price, less any negotiated discount.  Net receivables due from clients represented approximately 86% of our consolidated net accounts receivable balance at December 31, 2011.

Patients are billed at established patient fee schedules, net of any discounts negotiated with healthcare insurers or physicians on behalf of their patients. Patient billing is increasing as a result of the growth in patient copayments, coinsurance and deductibles and an increase in high deductible health plans.  Collection of receivables due from patients is subject to credit risk and ability of the patients to pay.  Net receivables due from patients represented approximately 1% of our consolidated net accounts receivable balance at December 31, 2011.

We bill third-party payers at our list price and third-party revenue is recorded net of contractual discounts. These discounts are recorded at the transaction level at the time of sale based on a fee schedule or estimated fee schedule that is maintained for each third-party payer.  Our third-party sales are recorded for each payer using a contracted fee schedule or an estimated fee schedule.  Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to net revenues. These adjustments are not material to our results of operations in any period presented.  We periodically adjust these estimated fee schedules based upon historical payment trends.  Net receivables due from third-parties represented approximately 13% of our consolidated net accounts receivable balance at December 31, 2011.

We have a standardized approach to estimate and review the collectability of our receivables based on the period of time they have been outstanding.  Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, specific account reviews, historical collection experience, and other external factors that could affect the collectability of our receivables.  Revisions to the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within selling, general and administrative. Accounts are written off against the allowance for doubtful accounts when they are deemed to be uncollectible.  Our consolidated trade accounts receivable balance at December 31, 2011 was $17.0 million, net of allowance for doubtful accounts of $1.9 million.

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

At December 31, 2011, our goodwill was $16.0 million.  If we experience significant negative economic trends or disruptions to our business, we may be subject to future impairments.  Additionally, changes in assumptions regarding the future performance of our business, an increase in the discount rate used to determine the discounted cash flows, or significant declines in our stock price or the market as a whole could result in additional impairment indicators.  Any future impairment of goodwill could have a material adverse effect on our financial results.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.  Our deferred tax assets and liabilities primarily consist of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In the future, revisions to the estimated net realizable value of these deferred tax assets and liabilities could cause the provision for income taxes to vary significantly from period-to-period, although our cash payments would remain unaffected until the benefit of our net operating loss carryforwards (NOLs) is completely utilized or expires unused.  At December 31, 2011, we did not have a valuation allowance on deferred tax assets.

We account for uncertain tax positions in accordance with generally accepted accounting principles.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  At December 31, 2011, we did not have any unrecognized tax benefits.

Results of Operations

In evaluating our financial performance, our management has primarily focused on three objectives: maximizing operating income, increasing our cash flows, and strengthening our balance sheet.  The first of these objectives is discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin, and reduced selling, general and administrative expense as a percentage of revenues. As discussed below, during 2011, we made positive strides on all three fronts.

Revenues

	Year Ended December 31			2011 vs 2010		2010 vs 2009
(In thousands)	2011	2010	2009	$ Change	% Change	$ Change	% Change

Revenues:

Laboratory Services
Drugs-of-abuse testing services	$ 41,343	$ 39,624	$ 36,040	$ 1,719	4%	$ 3,584	10%
Clinical & other laboratory services	34,852	29,923	22,885	4,929	17%	7,038	31%
Clinical trial services	9,667	7,500	6,926	2,167	29%	574	8%

Product Sales	22,287	20,054	18,257	2,233	11%	1,797	10%
	$ 108,149	$ 97,101	$ 84,108	$ 11,048	11%	$ 12,993	15%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.

Our revenues from drugs-of-abuse testing increased 4% to $41.3 million in 2011 and 10% to $39.6 million in 2010.  The increase in 2011 was due to revenue growth of 14% from new clients, partially offset by a 10% decline in revenue from existing clients.  Revenues from our existing client base continue to be negatively impacted by economic conditions.  While economic conditions may continue to have a negative impact on laboratory drugs-of-abuse testing volumes from our existing client base, we have demonstrated a consistent ability to add new business year over year.  We will be adding sales resources in this area in 2012 in an effort to maintain market-share gains.  The increase in 2010 was primarily due to revenue growth from new clients, partially offset by a decline in revenue from existing drugs-of-abuse clients.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment. Revenues from our clinical and other laboratory services increased 17% to $34.9 million and 31% to $29.9 million in 2011 and 2010, respectively.  The improvement in 2011 and 2010 was primarily due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives, including testing for prescription management.

Revenues from clinical trial services increased 29% to $9.7 million and 8% to $7.5 million in 2011 and 2010, respectively.  The significant increase in 2011 reflects the impact of the reversal of the slow-down of projects, which we experienced in the first quarter of 2010.  The increase in 2010 over 2009 reflects the return to a more normalized level of activity after being negatively impact by our biopharmaceutical clients deferring projects and slowing down in research and development efforts in the fourth quarter of 2009 and first quarter of 2010.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials as shown in the table below:

Revenues from clinical trial services:

	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Revenues:

2011	$ 2,536	$ 2,323	$ 2,375	$ 2,433

2010	$ 833	$ 2,037	$ 2,358	$ 2,272

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-V, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup on-site test kits and other ancillary products for the detection of abused substances, increased 14% to $20.3 million in 2011 and 8% to $17.8 million in 2010.  The increase in 2011 was primarily due to increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader and increased sales into the government market with our SURE-SCREEN® devices.  The increase in 2010 was largely due to strong sales in the workplace drugs-of-abuse market with our Profile®-II A and Profile®-III A products, and increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader.  Overall, pricing for our POCT devices in 2011 was fairly stable with the prior year.

Sales of contract manufacturing services decreased 23% to $1.2 million in 2011 as we are phasing out of this business and expect negligible revenue in 2012.  Sales of contract manufacturing services increased 13% to $1.6 million in 2010 primarily due to additional revenue from one of our clients whose contract expired on June 30, 2010.

Sales of other diagnostic products increased 14% to $0.8 million in 2011 and 59% to $0.7 million in 2010 due to sales of the NexScreen 12 panel diagnostic product which we began distributing in 2010.

Cost of Revenues and Gross Margin

	Year Ended December 31						2011 vs 2010		2010 vs 2009
(In thousands)	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues	$ Change	% Change	$ Change	% Change

Cost of Revenues:

Cost of Services	$ 54,346	63.3%*	$ 49,036	63.6%*	$ 45,432	69.0%*	$ 5,310	11%	$ 3,604	8%

Cost of Sales	8,968	40.2%**	8,425	42.0%**	7,781	42.6%**	543	6%	644	8%

	$ 63,314	58.5%	$ 57,461	59.2%	$ 53,213	63.3%	$ 5,853	10%	$ 4,248	8%

*       Cost of services as a percentage of Laboratory Services revenues
**     Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 41.5% of revenues in 2011, compared to 40.8% of revenues in 2010 and 36.7% of revenues in 2009.

Laboratory Services gross margin was 36.7% in 2011, compared to 36.4% in 2010 and 31.0% in 2009. The increase in 2011 was primarily due to a change in test mix and an increase in volume, partially offset by increased transportation expenses as a result of higher fuel costs from our service providers.  The increase in 2010 was primarily due to a change in test mix and an increase in volume.

Gross margin from Product Sales was 59.8% in 2011, compared to 58.0% in 2010 and 57.4% in 2009.  The increase in 2011 was primarily due to sales mix of POCT devices, with an increase in our higher margin PROFILE®-V devices sold into the hospital market, partially offset by an increase in sales of our lower margin SURE-SCREEN® devices into the government market.  The increase in 2010 primarily reflects a shift in sales mix, with an increase in higher margin Profile® devices sold into the workplace and hospital markets and a decrease in sales of lower margin SURE-SCREEN® devices into the government market.

Operating Expenses

	Year Ended December 31						2011 vs 2010		2010 vs 2009
(In thousands)	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues	$ Change	% Change	$ Change	% Change

Operating Expenses:

Selling, general and administrative	$ 35,144	32.5%	$ 32,691	33.7%	$ 26,663	31.7%	$ 2,453	8%	$ 6,028	23%

Research and development	2,519	2.3%	2,261	2.3%	2,264	2.7%	258	11%	(3)	(1)%
	$ 37,663	34.8%	$ 34,952	36.0%	$ 28,927	34.4%	$ 2,711	8%	$ 6,025	21%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $35.1 million, or 32.5% of revenues in 2011, compared to $32.7 million, or 33.7% of revenues in 2010 and $26.7 million, or 31.7% of revenues in 2009.  The increase in 2011 was primarily due to increased costs associated with the growth in our clinical & other laboratory services business, partially offset by decreased incentive-based compensation.  Increased expenses associated with the growth in our clinical and other laboratory services business include increased bad debt and billing and collection expenses related to increased third- party and patient billings.  We recognized approximately $1.6 million of bad debt expense in 2011 which related to a change in estimate of our allowance for doubtful accounts for patient and third party receivables at December 31, 2010.  The revision was based on our increased experience and the increased actual collection data that we obtained in 2011 relating to these receivables.  Bad debt expense was $3.9 million, $2.1 million and $0.6 million in 2011, 2010, and 2009, respectively. The increase in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to increased costs associated with the growth in clinical revenue and increased incentive-based compensation.

Research and Development Expenses.  Research and development expenses were $2.5 million, $2.3 million and $2.3 million in 2011, 2010 and 2009, respectively.  The increase in 2011 was primarily due to increased spending for on-going product development projects in our Product Sales segment.

Other Income (Expense)

Other income and expense consists primarily our investment gains/losses, the net expenses associated with our building rental activities and interest expense.  Other expense was $161,000 in 2011 compared to other income of $157,000 and $79,000 in 2010 and 2009, respectively.  The expense in 2011 was primarily due to increased expenses associated with our building rental activities, as well as an investment loss on our marketable equity securities held in trust for our deferred compensation plans compared to an investment gain in 2010.  Our investment loss/gain is offset by a corresponding gain/loss being recorded in SG&A expenses to reflect the change in the retirement plan obligation.

Income Taxes

In 2011, we recorded $2.6 million in income tax expense, or an effective rate of 36.5%, compared to an effective rate of 37.7% in 2010 and 36.5% in 2009.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from our revolving line of credit.  Cash and cash equivalents were $5.3 million and $1.3 million at December 31, 2011 and 2010, respectively.

We are focusing on increasing our cash flow, while continuing to fund our capital investment, sales and marketing, and research and development initiatives. Our intent is to maintain a solid liquidity position.

Net cash provided by operating activities was $14.4 million in 2011 compared to $10.1 million and $5.8 million in 2010 and 2009, respectively.  The increase in 2011 was attributable to an increase in net income, excluding non-cash charges such as depreciation and amortization, deferred compensation, deferred income taxes and provision for losses on accounts receivable.  Our increased revenues in 2011 have continued to drive increases in working capital.  The increase in 2010 was attributable to an increase in net earnings, excluding non-cash charges such as depreciation, amortization, deferred compensation and provision for losses on accounts receivable.

We anticipate fully utilizing our NOLs and expect an increase in income tax payments in 2012.

Net cash used in investing activities, consisting of capital expenditures, was $5.9 million in 2011 compared to $5.1 million and $4.9 million in 2010 and 2009, respectively.  These expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.   We expect equipment and capital improvement expenditures to be between $6.5 million and $7.0 million in 2012, with increased investment in instrumentation and facility improvements.  Such expenditures are expected to be funded through cash provided by operating activities.

Net cash used in financing activities was $4.4 million in 2011, compared to $7.8 million and $0.8 million in 2010 and 2009, respectively.  Net cash used in financing activities was high in 2010 due to the payment of a special one-time cash dividend of $10.6 million (see below).

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

In 2011, 2010 and 2009, we repurchased 108,963, 63,355 and 60,644 shares, respectively, of our common stock in the open market for a cost of $1.7 million, $0.8 million and $0.4 million, respectively.  The shares repurchased were placed in trust to fund our Long-Term Incentive Plan and Supplemental Executive Retirement Plan.

We are a party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) maturing on August 31, 2013.  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $12.0 million bearing interest at a fluctuating rate of 1.95% above the daily three month LIBOR, as defined and calculated by the Bank, which was 2.45% at December 31, 2011.

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

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at December 31, 2011.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At December 31, 2011, we had total borrowing capacity of $12.0 million on our Line of Credit.  We did not have an outstanding balance on our Line of Credit at December 31, 2011.

In the short term, we believe that the aforementioned resources will be sufficient to fund our planned operations through 2012.  While there can be no assurance that the available capital will be sufficient to fund our future operations beyond 2012, we believe that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position at December 31, 2011:

Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$ 2,532	$ 725	$ 1,202	$ 605	$ -

Total contractual obligations	$ 2,532	$ 725	$ 1,202	$ 605	$ -

The table above excludes our obligation for future payments to participants under our Supplemental Executive Retirement Plan of approximately $0.9 million at December 31, 2011 as the specific payment dates and amounts are unknown.

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

Impact of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance on the periodic testing of goodwill for impairment.  This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This new guidance was effective for us beginning January 1, 2012.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2011, the FASB issued guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  This guidance requires certain health care entities to change the presentation of their statement of income by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts).  Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts.  The guidance also requires disclosures of patient service revenue (net of contractual allowances and discounts by major payor source) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  This new guidance was effective for us beginning January 1, 2012.  The adoption of this guidance will decrease both our gross profit and selling, general and administrative expenses.  The table below shows the estimated impact on revenues, gross margin, and selling, general and administrative expenses, by quarter in 2011 and 2010, of adopting this guidance.

($'s in thousands)	2010					2011
	Q1-10	Q2-10	Q3-10	Q4-10	Full Year	Q1-11	Q2-11	Q3-11	Q4-11	Full Year

Revenues, as reported	$ 21,161	$ 25,185	$ 25,799	$ 24,956	$ 97,101	$ 25,736	$ 27,921	$ 27,578	$ 26,914	$ 108,149
Revenues, as restated	20,962	24,942	25,424	23,969	95,297	25,098	26,931	26,521	25,889	104,439

Gross Margin, as reported	38.3%	41.1%	41.9%	41.6%	40.8%	40.6%	43.3%	41.2%	40.6%	41.5%
Gross Margin, as restated	37.7%	40.5%	41.1%	39.2%	39.7%	39.1%	41.2%	38.9%	38.3%	39.4%

SG&A, as reported	7,433	8,231	8,394	8,633	32,691	8,624	9,281	8,633	8,606	35,144
SG&A, as restated	7,234	7,988	8,019	7,646	30,887	7,986	8,291	7,576	7,581	31,434

SG&A %, as reported	35.1%	32.7%	32.5%	34.6%	33.7%	33.5%	33.2%	31.3%	32.0%	32.5%
SG&A %, as restated	34.5%	32.0%	31.5%	31.9%	32.4%	31.8%	30.8%	28.6%	29.3%	30.1%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that we will incur losses due to adverse changes in interest rates or currency exchange rates and prices.  Our primary market risk exposures are to changes in interest rates.  During 2011, 2010, and 2009, we did not have sales denominated in foreign currencies nor did we have any subsidiaries located in foreign countries.  As such, we are not exposed to market risk associated with currency exchange rates and prices.

At December 31, 2011, we did not have an outstanding balance on our line of credit with Wells Fargo Bank. At December 31, 2010, we had approximately $2.7 million outstanding on our line of credit.  The line of credit with Wells Fargo Bank bears interest at a variable rate of 1.95% above the daily three month LIBOR, which was 2.45% at December 31, 2011.  We have cash flow exposure on our committed and uncommitted line of credit with Wells Fargo Bank due to its variable LIBOR rate pricing.  At December 31, 2011, a 1 percentage point change in the prime rate would increase or decrease interest expense or cash flows by less than $0.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2011, as stated in their attestation report included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference from the sections labeled “Proposal 1 - Election of Directors” and “Executive Officers” that will appear in the Definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

The information required by this Item is incorporated by reference from the section labeled “Executive Compensation” that will appear in the Definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the sections labeled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will appear in the Definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE.

The information required by this Item is incorporated by reference from the section labeled “Certain Relationships and Related Transactions” that will appear in the Definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from the section labeled “Fees to Independent Registered Public Accounting Firm” that will appear in the Definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders of MEDTOX Scientific, Inc.

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

10.35	Director Compensation for Fiscal Year 2012.* & **

10.36	Executive Salaries for Fiscal Year 2011. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011).**

10.37
Target Financial Objectives for Fiscal Year 2011 under the Annual Incentive Plan and Long Term Incentive Plan.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2011).**

10.38
Form of Restricted Stock Agreement under 2010 Stock Incentive Plan. (Incorporated by reference to exhibit 99.2 filed with the Registrant’s Registration Statement on Form S-8 filed on August 18, 2010).**

10.39
Registrant’s Supplemental Executive Retirement Plan as Amended and Restated dated October 29, 2010. (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated November 3, 2010).**

10.40
Registrant’s 2010 Stock Incentive Plan as Amended and Restated dated October 29, 2010 (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated November 3, 2010).**

10.41
Fifth Amendment to Credit Agreement between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated November 23, 2010.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated November 24, 2010).

10.42
First Modification to Promissory Note between MEDTOX Scientific, Inc., MEDTOX Diagnostics, Inc., and MEDTOX Laboratories, Inc. and Wells Fargo Bank dated November 23, 2010.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated November 24, 2010).

10.43
Sixth Amendment to Credit Agreement dated as of August 15, 2011, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., and MEDTOX Diagnostics, Inc., and Wells Fargo Bank, National Association.  (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated August 16, 2011).

10.44
Revolving Line of Credit Note dated as of August 15, 2011, by and among MEDTOX Scientific, Inc., MEDTOX Laboratories, Inc., and MEDTOX Diagnostics, Inc., and Wells Fargo Bank, National Association.  (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated August 16, 2011).

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

101
Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith
**	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th of March, 2012.

MEDTOX Scientific, Inc.
Registrant

By: /s/ Richard J. Braun
Richard J. Braun
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	March 8, 2012
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	March 8, 2012
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	March 8, 2012
Angela M. Lacis	(Principal Accounting Officer)

/s/ Brian P. Johnson	Director	March 8, 2012
Brian P. Johnson

/s/ Robert J. Marzec	Director	March 8, 2012
Robert J. Marzec

/s/ Samuel C. Powell	Director	March 8, 2012
Samuel C. Powell, Ph.D.

/s/ Robert A. Rudell	Director	March 8, 2012
Robert A. Rudell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDTOX Scientific, Inc.
St. Paul, Minnesota

We have audited the internal control over financial reporting of MEDTOX Scientific, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 8, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDTOX Scientific, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of MEDTOX Scientific, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15.b. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDTOX Scientific, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 8, 2012

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(In thousands, except share and per share data)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,269	$1,285
Accounts receivable:
Trade, less allowance for doubtful accounts ($1,945 in 2011 and $1,592 in 2010)	16,982	18,618
Other	227	957
Total accounts receivable	17,209	19,575
Inventories	4,568	3,902
Prepaid expenses	1,704	1,532
Deferred income taxes	2,776	3,765
Total current assets	31,526	30,059
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,105	28,164
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	313	198
OTHER ASSETS	943	1,069
TOTAL ASSETS	$76,854	$75,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$2,725
Accounts payable	4,504	4,079
Accrued expenses	8,221	7,101
Total current liabilities	12,725	13,905
OTHER LONG-TERM LIABILITIES	1,885	3,871
DEFERRED INCOME TAXES	4,616	3,562
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,044,525
in 2011 and 9,022,888 in 2010	1,357	1,353
Additional paid-in capital	78,792	78,425
Accumulated deficit	(15,454)	(19,906)
Common stock held in trust, at cost, 512,372 shares in 2011 and 428,596 shares in 2010	(6,067)	(4,753)
Treasury stock, at cost, 103,460 shares in 2011 and 2010	(1,000)	(1,000)
Total stockholders' equity	57,628	54,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,854	$75,457

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(In thousands, except share and per share data)

	2011	2010	2009
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$41,343	$39,624	$36,040
Clinical & other laboratory services	34,852	29,923	22,885
Clinical trial services	9,667	7,500	6,926
Product sales	22,287	20,054	18,257
	108,149	97,101	84,108
COST OF REVENUES:
Cost of services	54,346	49,036	45,432
Cost of sales	8,968	8,425	7,781
	63,314	57,461	53,213

GROSS PROFIT	44,835	39,640	30,895

OPERATING EXPENSES:
Selling, general and administrative	35,144	32,691	26,663
Research and development	2,519	2,261	2,264
	37,663	34,952	28,927

INCOME FROM OPERATIONS	7,172	4,688	1,968

OTHER (EXPENSE) INCOME:
Interest expense	(49)	(10)	(17)
Other (expense) income	(112)	167	96
	(161)	157	79

INCOME BEFORE INCOME TAX EXPENSE	7,011	4,845	2,047

INCOME TAX EXPENSE	(2,559)	(1,828)	(748)

NET INCOME	$4,452	$3,017	$1,299

BASIC EARNINGS PER COMMON SHARE	$0.50	$0.35	$0.15

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	8,853,643	8,715,391	8,536,768

DILUTED EARNINGS PER COMMON SHARE	$0.49	$0.34	$0.15

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	9,035,895	8,867,530	8,788,663

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Trust	Treasury Stock	Total
	Shares	Par Value

BALANCE AT DECEMBER 31, 2008	8,563,087	$1,284	$88,017	$(24,222)	$(3,614)	$(1,000)	$60,465

Exercise of stock options	114,302	17	328				345
Traded shares for payment of taxes	(1,879)		(72)				(72)
Share-based compensation			5				5
Purchase of common stock for incentive plan					(410)		(410)
Tax expense related to stock-based compensation plans			(200)				(200)
Net income				1,299			1,299

BALANCE AT DECEMBER 31, 2009	8,675,510	$1,301	$88,078	$(22,923)	$(4,024)	$(1,000)	$61,432

Exercise of stock options	278,178	42	1,027				1,069
Issuance of nonvested share awards	69,200	10	(10)				-
Share-based compensation			12				12
Purchase of common stock for incentive plans					(774)		(774)
Tax benefit related to stock-based compensation plans			192				192
Tax benefit related to participating dividends			177				177
Issuance of common stock shares held in trust					45		45
Dividend declared			(11,051)				(11,051)
Net income				3,017			3,017

BALANCE AT DECEMBER 31, 2010	9,022,888	$1,353	$78,425	$(19,906)	$(4,753)	$(1,000)	$54,119

Exercise of stock options	27,951	4	135				139
Traded shares for payment of taxes	(6,314)		(151)				(151)
Share-based compensation			283				283
Purchase of common stock for incentive plans					(1,705)		(1,705)
Tax benefit related to stock-based compensation plans			100				100
Issuance of common stock shares held in trust					391		391
Net income				4,452			4,452

BALANCE AT DECEMBER 31, 2011	9,044,525	$1,357	$78,792	$(15,454)	$(6,067)	$(1,000)	$57,628

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(In thousands)

	2011	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,452	$3,017	$1,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,172	5,815	5,437
Provision for losses on accounts receivable	3,916	2,050	640
Loss on sale of equipment	19	12	14
Deferred and stock-based compensation	1,495	1,135	1,172
Deferred income taxes	2,043	1,666	748
Changes in operating assets and liabilities:
Accounts receivable	(1,550)	(5,452)	(2,731)
Inventories	(666)	(309)	307
Prepaid expenses	(172)	(103)	(76)
Other assets	(138)	(97)	(466)
Accounts payable and accrued expenses	(1,352)	2,615	(833)
Other	145	(243)	329
Net cash provided by operating activities	14,364	10,106	5,840

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of building, equipment and improvements	(5,938)	(5,138)	(4,930)
Net cash used in investing activities	(5,938)	(5,138)	(4,930)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on long-term debt	-	(302)	(677)
Payments on line of credit	(29,237)	(4,275)	-
Proceeds from line of credit	26,512	7,000	-
Purchase of common stock for incentive plans	(1,705)	(774)	(410)
Net proceeds from the exercise of stock options	139	1,069	345
Payment of taxes from traded shares	(151)	-	(72)
Payment of cash dividend	-	(10,566)	-
Net cash used in financing activities	(4,442)	(7,848)	(814)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,984	(2,880)	96

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,285	4,165	4,069

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,269	$1,285	$4,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$49	$2	$19
Income taxes	146	73	49

Supplemental noncash activities:
Asset additions and related obligations in payables	$646	$508	$1,239

See notes to consolidated financial statements.

MEDTOX SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – The consolidated financial statements include the accounts of MEDTOX Scientific, Inc. and its wholly-owned subsidiaries: MEDTOX Laboratories, Inc. (MEDTOX Laboratories), MEDTOX Diagnostics, Inc. (MEDTOX Diagnostics) and New Brighton Business Center, LLC (NBBC) (collectively referred to as the "Company").

MEDTOX Laboratories provides drugs-of-abuse testing services; clinical & other laboratory services, which include clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, prescription management testing, courier delivery, and medical surveillance; and clinical trial services which include central laboratory services, assay development, bio-analytical, bio-equivalence and pharmacokinetic testing.

MEDTOX Diagnostics is engaged in the development, manufacturing, and distribution of a variety of POCT diagnostic drug screening devices, such as our PROFILE®-II, PROFILE®-II A, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-IV, PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup, in addition to other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics, Inc. also provides contract manufacturing services, such as coagulation market controls.

NBBC conducts the Company’s building rental activities that are not related to the Company’s operations.  The operations of NBBC are shown in the statements of operations as other income (expense).

All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The more significant estimates include the valuation of accounts receivable, inventories, goodwill and other intangible assets, deferred income taxes and the recorded amounts for certain accruals.  Actual results could differ from those estimates.  Results for 2011 include $1,600,000 of bad debt expense which related to a change in estimate in the allowance for doubtful accounts for patient and third party receivables at December 31, 2010.  The revision was based on our increased experience and the increased actual collection data that we obtained in 2011 relating to these receivables

Cash and Cash Equivalents - Cash equivalents include highly liquid investments with original maturities of three months or less from the date of purchase.

Accounts Receivable and allowance for doubtful accounts - Accounts receivable are reported at realizable value, net of allowance for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on the period of time they have been outstanding.  The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, specific account reviews, historical collection experience, and other external factors that could affect the collectability of its receivables.  Revisions to the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within selling, general and administrative. Accounts are written off against the allowance for doubtful accounts when they are deemed to be uncollectible.  Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

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

Furniture and equipment:  3 – 10 years
Building and improvements:  10 – 39 years
Leasehold improvements:  lesser of 10 years or life of lease

Goodwill – The Company reviews goodwill for impairment at least annually and between annual test dates in certain circumstances.  The Company performs its annual impairment test for goodwill in the fourth quarter of each year after the Company’s annual forecasting process.  No impairments were indicated as a result of the annual impairment reviews for goodwill in 2011, 2010 or 2009.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Goodwill is allocated to the Company’s reporting unit, which is one reporting level below the operating segment.  The Company compares the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment.  If the fair value of the reporting unit is less than its carrying value, impairment is indicated to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.  If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized.  Fair value for the reporting unit is determined based on discounted cash flows.

Intangible Assets and Other Long-Lived Assets – Finite-lived intangible assets consist of customer lists, technology, patents and trademarks and are amortized on a straight-line or accelerated basis based upon estimated useful or contractual lives, ranging from 5 to 20 years.  The Company reviews finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.   Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset plus net proceeds expected from disposition of the asset (if any). When the Company recognizes an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques.  Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell.

Revenue Recognition - Revenues from Laboratory Services are recognized as earned at such time as the Company has completed services.  The Company’s services are considered to be complete when it has performed the applicable laboratory testing services and the results have been sent to the Company’s customers or posted to the Company’s secure website.  Billings for services reimbursed by third-party payers, including Medicare, Medicaid, and insurance companies are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

Revenues from Product Sales are recognized when shipped, net of an allowance for estimated returns.  When shipment occurs, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Freight charges to customers are included in product sales and freight costs are included in cost of sales.

The Company recorded $7,221,000, $7,723,000, and $7,394,000 of agency type specimen collection and similar costs net against the related laboratory services revenue in 2011, 2010 and 2009, respectively.

Research and Development – Research and development expenditures are charged to expense as incurred.

Income Taxes – The Company uses the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be settled.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values due to their short-term nature.  The carrying amount of the line of credit at December 31, 2010 approximated fair value due to the variable interest rate.

Concentrations of Credit Risk – Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s clients as well as their dispersion across many different geographic regions.  The Company had no customers that accounted for more than 10% of consolidated revenues in 2011, 2010, or 2009 or accounts receivable at December 31, 2011 or 2010.

Comprehensive Income – Comprehensive income is a measure of all non-owner changes in shareholders’ equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities.  In 2011, 2010, and 2009, comprehensive income for the Company was equal to net income as reported.

New Accounting Standards – In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance on the periodic testing of goodwill for impairment.  This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This new guidance was effective for the Company beginning January 1, 2012.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In July 2011, the FASB issued guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  This guidance requires certain health care entities to change the presentation of their statement of income by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts).  Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts.  The guidance also requires disclosures of patient service revenue (net of contractual allowances and discounts by major payor source) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  This new guidance was effective for the Company beginning January 1, 2012.  The adoption of this guidance will decrease both our gross profit and selling, general and administrative expenses.  The table below shows the estimated impact on revenues, gross margin, and selling, general and administrative expenses, by quarter in 2011 and 2010, of adopting this guidance.

($'s in thousands)	2010					2011
	Q1-10	Q2-10	Q3-10	Q4-10	Full Year	Q1-11	Q2-11	Q3-11	Q4-11	Full Year

Revenues, as reported	$ 21,161	$ 25,185	$ 25,799	$ 24,956	$ 97,101	$ 25,736	$ 27,921	$ 27,578	$ 26,914	$ 108,149
Revenues, as restated	20,962	24,942	25,424	23,969	95,297	25,098	26,931	26,521	25,889	104,439

Gross Margin, as reported	38.3%	41.1%	41.9%	41.6%	40.8%	40.6%	43.3%	41.2%	40.6%	41.5%
Gross Margin, as restated	37.7%	40.5%	41.1%	39.2%	39.7%	39.1%	41.2%	38.9%	38.3%	39.4%

SG&A, as reported	7,433	8,231	8,394	8,633	32,691	8,624	9,281	8,633	8,606	35,144
SG&A, as restated	7,234	7,988	8,019	7,646	30,887	7,986	8,291	7,576	7,581	31,434

SG&A %, as reported	35.1%	32.7%	32.5%	34.6%	33.7%	33.5%	33.2%	31.3%	32.0%	32.5%
SG&A %, as restated	34.5%	32.0%	31.5%	31.9%	32.4%	31.8%	30.8%	28.6%	29.3%	30.1%

2.	SEGMENTS

The Company has two reportable segments:  Laboratory Services and Product Sales.  The Laboratory Services segment consists of MEDTOX Laboratories, Inc. and NBBC.  Services provided include drugs-of-abuse testing services; clinical & other laboratory services, which include clinical toxicology, clinical testing for occupational health clinics, clinical testing for physician offices, pediatric lead testing, heavy metals analyses, prescription management testing, courier delivery, and medical surveillance; and clinical trial services which include central laboratory services, assay development, bio-analytical, bio-equivalence and pharmacokinetic testing.  The Product Sales segment, which includes POCT (point-of-collection testing) disposable diagnostic devices, consists of MEDTOX Diagnostics, Inc.  Products manufactured include easy to use, inexpensive, on-site drug tests such as PROFILE®-II, PROFILE®-II A, PROFILE®-III A, PROFILE-II ER®, PROFILE®-III ER,  PROFILE®-V, MEDTOXScan®, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup, in addition to a variety of other diagnostic tests for the detection of alcohol.  MEDTOX Diagnostics also provides contract manufacturing services in its Food and Drug Administration (FDA) registered/ISO 13845 certified facility.

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

The following is a summary of certain segment information for the years ended December 31:

(In thousands)
	2011	2010	2009
Laboratory Services:
Revenues	$85,862	$77,047	$65,851
Depreciation and amortization	5,315	5,020	4,744
Income (loss) from operations	2,145	1,187	(1,037)
Segment assets	65,739	64,193	60,630
Capital expenditures for segment assets	5,046	4,775	4,561

Product Sales:
Revenues	$22,287	$20,054	$18,257
Depreciation and amortization	857	795	693
Income from operations	5,027	3,501	3,005
Segment assets	8,339	7,499	11,884
Capital expenditures for segment assets	1,031	363	369

Corporate (unallocated):
Other income (expense)	$(161)	$157	$79
Net deferred tax assets	2,776	3,765	3,603

Company:
Revenues	$108,149	$97,101	$84,108
Depreciation and amortization	6,172	5,815	5,437
Income from operations	7,172	4,688	1,968
Other income (expense)	(161)	157	79
Income before income taxes	7,011	4,845	2,047
Total assets	76,854	75,457	76,117
Capital expenditures for assets	6,077	5,138	4,930

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment for the years ended December 31:

(In thousands)
	2011	2010	2009

POC on-site testing products	$20,292	$17,796	$16,431
Contract manufacturing services	1,210	1,567	1,391
Other diagnostic products	785	691	435
	$22,287	$20,054	$18,257

3.         INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2011	2010

Raw materials	$986	$786
Work in process	479	406
Finished goods	389	390
Supplies, including off-site inventory	2,714	2,320
	$4,568	$3,902

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, resulting primarily from acquisitions, include the value assigned to customer lists, trademarks and goodwill.  Amortizable intangible assets are amortized on a straight-line or accelerated basis based upon their estimated useful lives.

The entire amount of goodwill is included in the Laboratory Services segment, which is tested annually for impairment during the fourth quarter after the Company’s annual forecasting process.  No goodwill impairment was recognized in 2011, 2010 or 2009.  There were no other changes in the carrying amount of goodwill in 2011, 2010 or 2009.

The components of other intangible assets were as follows at December 31:

(In thousands)		2011			2010
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Customer lists	20.0 years	$276	$(157)	$119	$2,416	$(2,256)	$160
Trademarks and other	14.6 years	255	(61)	194	87	(49)	38
Total	17.4 years	$531	$(218)	$313	$2,503	$(2,305)	$198

Amortization expense for amortizable intangible assets was $56,000, $75,000 and $127,000 during 2011, 2010 and 2009, respectively.  Future amortization expense for amortizable intangible assets is estimated to be as follows for the years ending December 31:

(In thousands)

2012	$32
2013	30
2014	27
2015	27
2016	27
2017 and thereafter	170
$313

5.         BUILDING, EQUIPMENT AND IMPROVEMENTS

Building, equipment and improvements consisted of the following at December 31:

(In thousands)	2011	2010

Furniture and equipment	$42,912	$38,291
Building and improvements	8,872	8,490
Leasehold improvements	8,761	8,603
	60,545	55,384
Less accumulated depreciation	(32,440)	(27,220)
	$28,105	$28,164

Depreciation expense was $6,116,000, $5,740,000 and $5,310,000 during 2011, 2010 and 2009, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

(In thousands)	2011	2010

Accrued clinic fees	$1,034	$1,594
Accrued bonus	36	1,399
Accrued salaries, wages and commissions	1,814	1,573
Accrued health insurance	264	309
Deferred compensation obligation	3,243	484
Other accrued expenses	1,830	1,742
	$8,221	$7,101

7.	DEBT

Wells Fargo Credit Agreement – The Company is party to a credit security agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”) maturing on August 31, 2013.  The Wells Fargo Credit Agreement, as amended, consists of a revolving line of credit ("Line of Credit") of up to $12.0 million bearing interest at a fluctuating rate of 1.95% above the daily three month LIBOR, as defined and calculated by the Bank, which was 2.45% at December 31, 2011.

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

Extensions of credit under the Wells Fargo Credit Agreement are subject to certain conditions.  The Wells Fargo Credit Agreement also requires us to comply with certain financial covenants, including maintaining, on a consolidated basis:

●	Tangible Net Worth not less than $35,000,000 at each month end, with “Tangible Net Worth” defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

●	Current Ratio not less than 1.45 to 1.0 at each month end, with “Current Ratio” defined as total current assets divided by total current liabilities.

●	Pre-tax profit of not less than $1,500,000 on a rolling four-quarter basis, determined as of each fiscal quarter-end.

The Company was in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at December 31, 2011.

At December 31, 2011, the Company did not have an outstanding balance on its revolving line of credit.  The weighted average interest rate on borrowings outstanding during the year under the revolving line of credit was 2.60% and 2.65% during 2011 and 2010, respectively.

Term Loan – The Company had a Term Note (the "Note") with the Bank for $3,400,000 which required payment over a five year term in monthly installments of approximately $56,000 plus interest, commencing May 2006.  Interest was calculated at either (i) a variable rate of 0.5% below the prime rate or (ii) a fixed rate of 1.9% above LIBOR in effect on the first day of the applicable fixed rate term.  The average interest rate on the outstanding balance of the Note was 2.75% during 2010 and 2009.  The Note was repaid in full in 2010.

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

The Company’s Restated Equity Compensation Plan provided incentives to eligible employees, officers and directors in the form of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and other stock-based awards.   The Restated Equity Compensation Plan expired in 2003 and no options or awards are available for future grant, however, exercises of options may still occur in accordance with the terms of the various grants.

The Company recorded $283,000, $12,000 and $5,000 in total share-based compensation expense in 2011, 2010, and 2009, respectively.

Stock Options - The Compensation Committee of the Board of Directors determined the exercise price (not to be less than the fair market value of the underlying stock) of stock options at the date of grant.  Options generally become exercisable in installments over a period of one to five years and expire ten years from the date of grant.  The Company estimated the fair value of its stock options using the Black-Scholes option-pricing model.  There were no options granted during 2011, 2010 or 2009.

The following table summarizes the stock option transactions for 2011:

	Number of Shares Underlying Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Life of Options	Aggregate Intrinsic Value of Options (In thousands)

Outstanding at December 31, 2010	250,584	$ 4.40
Granted	-	-
Exercised	(41,709)	$ 6.56
Forfeited/cancelled	-	-

Outstanding, vested and exercisable at December 31, 2011	208,875	$ 3.97	1.70	$ 2,105

The aggregate intrinsic value of options outstanding at December 31, 2011, is calculated as the difference between the market price of the Company’s common stock at December 31, 2011, and the exercise price of the underlying options, multiplied by the number of in-the-money options.  The total intrinsic value of options exercised was $297,000, $1,822,000 and $546,000 in 2011, 2010, and 2009, respectively.  Cash received from option exercises was $139,000, $1,069,000, and $345,000, in 2011, 2010, and 2009, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $111,000 and $10,000 in 2010 and 2009, respectively.  There was no tax benefit realized for the tax deductions from option exercises in 2011.

Nonvested Share Awards – Share awards are issued to Participants as an incentive for the performance of future services that will contribute materially to the successful operation of the Company.  Owners of share awards have the rights of shareowners, including the right to vote.  Share awards are awarded with a vesting period of at least three years.

A summary of the status of the Company’s nonvested share awards at December 31, 2011 and changes during 2011 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	69,200	$ 12.94
Granted	-
Vested	-
Forfeited	-

Outstanding and expected to vest at December 31, 2011	69,200	$ 12.94

At December 31, 2011, there was $600,000 of total unrecognized compensation cost related to nonvested share awards that is expected to be recognized over a weighted-average period of approximately 38 months.  The total fair value of share awards vested was $45,000 in 2009.  No share awards vested in 2011 or 2010.

9.	STOCKHOLDERS’ EQUITY

Incentive Plans - In 2011, 2010 and 2009, the Company repurchased 108,963, 23,290 and 60,644 shares of the Company’s common stock, respectively, at a cost of $1,705,000, $288,000 and $410,000, respectively.  The shares repurchased were placed in trust to fund the Long-Term Incentive Plan and Supplemental Executive Retirement Plan.  In 2010, the Company repurchased 40,065 shares of its own stock for $486,000 to contribute to the trust in payment of the special cash dividend payable on the common stock held in trust.

On November 12, 2010, the Board of Directors declared a special one-time cash dividend of $1.25 per share, which was paid on December 1, 2010 to stockholders of record on November 22, 2010.  The dividend was recorded as a reduction to additional paid-in capital of $11,051,000.

At December 31, 2011, 208,875 shares of common stock were reserved for future issuances related to the exercise of stock options previously granted under the stock option plans discussed in Note 8.

10.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

(In thousands, except share and per share data)	2011	2010	2009

Net income (A)	$4,452	$3,017	$1,299
Weighted average number of basic common shares outstanding (B)	8,853,643	8,715,391	8,536,768
Dilutive effect of stock options computed based on the treasury stock method using average market price	182,252	152,139	251,895
Weighted average number of diluted common shares outstanding (C)	9,035,895	8,867,530	8,788,663
Basic earnings per common share (A/B)	$0.50	$0.35	$0.15
Diluted earnings per common share (A/C)	$0.49	$0.34	$0.15

11.	INCOME TAXES

Income tax expense was as follows for the years ended December 31:

(In thousands)	2011	2010	2009

Current:
Federal	$126	$151	$(298)
State and local	390	11	(22)
Deferred	2,043	1,666	1,068
	$2,559	$1,828	$748

Following is a reconciliation of federal income tax at the statutory rate of 34% to the actual income taxes provided for the years ended December 31:

(In thousands)	2011	2010	2009

Computed expected federal income tax expense (benefit)	$2,384	$1,647	$696
State tax, net of federal effect	176	121	52
Other, net	(1)	60	-
	$2,559	$1,828	$748

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred assets (liabilities) were as follows at December 31:

(In thousands)	2011	2010

Deferred income tax assets:
Accounts receivable allowances	$828	$715
Inventories	168	145
Accrued expenses	375	423
Deferred compensation	1,785	1,580
Research and experimental credit carryforwards	749	705
Federal alternative minimum tax credit carryforwards	178	110
Net operating loss carryforwards	369	1,659
Other	109	8
Total deferred tax assets	4,561	5,345

Deferred income tax liabilities:
Building, equipment and improvements	(2,257)	(1,049)
Goodwill and other intangible assets	(4,144)	(4,093)
Total deferred tax liabilities	(6,401)	(5,142)
Net deferred tax (liabilities) assets	$(1,840)	$203

At December 31, 2011, the Company had federal net operating loss carryforwards (NOLs) of $1,100,000, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2029 through 2030 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused. We anticipate fully utilizing our NOLs and expect an increase in income tax payments in 2012.

In 2011 and 2010, income tax benefits attributable to share-based compensation of $100,000 and $192,000, respectively, were allocated as an increase to additional paid-in capital in stockholder’s equity in the accompanying consolidated balance sheet.  In 2010, income tax benefits attributable to participating dividends of $177,000 were also allocated as an increase to additional paid-in capital in stockholder’s equity.

The Company did not have any unrecognized tax benefits at December 31, 2011 or 2010.

The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company records income tax related interest expense, interest income and penalties in income tax expense in its consolidated statements of income.  The Company did not have any accrued interest related to uncertain tax positions at December 31, 2011 or 2010.

12.       EMPLOYEE BENEFIT PLANS

Retirement Savings Plan - The Company has a defined contribution benefit plan that covers substantially all employees who meet certain age and length of service requirements.  Contributions to the plan are at the discretion of the Company’s Board of Directors.  The 401(k) expense was $402,000, $364,000 and $316,000 in 2011, 2010 and 2009, respectively.

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

The Compensation Committee determined the total 2011, 2010 and 2009 contribution amounts to be $1,453,000, $100,000 and $410,000, respectively, allocated among all participants.  To fund the 2011, 2010 and 2009 contribution amounts, the Company purchased 92,893 shares, 8,085 shares and 60,644 shares, respectively, of its own stock, which were contributed to a grantor trust.  The acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity in the accompanying consolidated balance sheet.  The Company records compensation expense on a straight-line basis over the three to five year vesting periods, which is recorded as a deferred compensation obligation in other long-term liabilities in the accompanying consolidated balance sheet.  The Company recorded $979,000, $766,000 and $714,000 of compensation expense (recorded in selling, general and administrative expenses) in 2011, 2010 and 2009, respectively, in conjunction with the LTIP.

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

The Compensation Committee determined the 2011, 2010 and 2009 contribution amounts to be $281,000, $218,000 and $235,000, respectively, allocated among all participants. To fund the 2011 contribution amount, the Company purchased $252,000 or 16,070 shares of its own stock and $29,000 of various marketable equity securities, which were contributed to a grantor trust.  To fund the 2010 contribution amount, the Company purchased $188,000 or 15,205 shares of its own stock and $30,000 of marketable equity securities, which were contributed to a grantor trust.  In 2009, the plan participants elected to allocate their contribution amounts into various marketable equity securities, which were contributed to a grantor trust.  In 2011 and 2010, the acquired stock was recorded at historical cost and classified as common stock held in trust in stockholders’ equity.  The purchase of the marketable equity securities was recorded in other assets.  The Company recorded compensation expense (recorded in selling, general and administrative expenses) of $245,000, $232,000 and $159,000 in 2011, 2010 and 2009, respectively, which was classified as a deferred compensation obligation in other long-term liabilities.  In 2011, the deferred compensation liability was reduced $11,000 with a corresponding credit to compensation expense, to reflect the change in the fair value of the amount owed to the participant.  The fair value of the marketable equity security also decreased $11,000 in 2011 to reflect the investment loss (recorded in other expense).  In 2010 and 2009, the deferred compensation liability was increased $125,000 and $294,000, respectively, with a corresponding charge to compensation expense, to reflect the change in the fair value of the amount owed to the participant.  The fair value of the marketable equity security also increased $125,000 and $294,000 in 2010 and 2009, respectively, to reflect the investment earnings.

In 2010, the Company purchased 40,065 shares of its own stock for $486,000 to contribute to the trust in payment of the special cash dividend payable on the common stock held in trust.  The purchase of the stock was recorded as an increase in common stock held in trust with a corresponding increase to the deferred compensation obligation.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and research facilities from a director under a fixed term operating lease.  Rental payments to the director were $392,000, $349,000, and $349,000 during 2011, 2010, and 2009, respectively.

The Company leases other offices and facilities and office equipment under certain operating leases, which expire on various dates through October 2016.  Under the terms of the facility leases, a pro rata share of the facilities’ operating expenses and real estate taxes are charged as additional rent.

At December 31, 2011, the Company was obligated for future minimum lease payments without regard to sublease payments under noncancelable leases as follows for the years ending December 31:

(In thousands)
Operating Leases

2012	725
2013	606
2014	597
2015	487
2016	117
2017 and thereafter	-
$2,532

Rent expense (including amounts for the facilities leased from the director) amounted to $809,000, $842,000, and $848,000 during 2011, 2010, and 2009, respectively.

Legal - The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in the opinion of management, are expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

Professional and general liability insurance - The Company maintains an insurance policy for all of its entities to cover professional and general liability claims.

Regulatory Environment - The health care industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include matters, such as reimbursement for patient services, Medicare, and Medicaid fraud and abuse, accreditation, etc. Government activity concerning possible fraud and abuse issues involving health care providers has increased with respect to these laws and regulations, violations of which could result in expulsion penalties, as well as significant repayments for patient services previously billed. Activity in this area has increased recently, but the Company at this time is not the subject of any material active investigations or initiatives. The Company utilizes a corporate compliance program to address possible compliance issues, and management believes that the Company is in material compliance with fraud and abuse laws and regulations, as well as other applicable government laws and regulations.

14.              RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a 10-year lease of the Burlington, North Carolina production facility for an annual base rent of $197,000, exclusive of operating expenses.  In addition, under the lease $600,000 of tenant improvements made to the building by the Company are being amortized over the life of the lease as additional rent.  The Company received $300,000 for reimbursement of tenant improvements completed in 2001.  Effective February 2003, the Company entered into a month-to-month lease of a warehousing and distribution facility in an adjacent building for a monthly rent of $9,400, exclusive of operating expenses.  These facilities have always been owned and leased to the Company by a director of the Company.  In 2003, the Company completed additional tenant improvements to the premises of $300,000.  In November 2003, the Company amended and restated these leases.  Under the terms of the amended and restated lease, the original leases have been combined and the expiration of the amended and restated lease has been extended to March 31, 2016.  In January 2008, the Company prepaid $430,000 of the lease agreement for the facilities leased from the director relating to the leasehold improvements after determining that the prepayment would be financially beneficial to the Company.  The prepayment was recorded as prepaid rent in other assets (long-term) in the accompanying consolidated balance sheet and will continue to be amortized over the remaining life of the lease as additional rent.  In 2011, the annual base rent was $444,000, exclusive of operating expenses, and including a Consumer Price Index adjustment and amortization of the $600,000 of improvements.  According to the terms of the lease, the Company has the exclusive option and right to purchase the facilities from the director according to the terms and conditions defined in the lease agreement.  The Company believes it is renting these facilities on terms similar to those available from third parties for equivalent premises based upon review of prevailing market rates at the time of lease renewal.

15.	QUARTERLY INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$25,736	$27,921	$27,578	$26,914
Gross profit	10,451	12,076	11,370	10,938
Net income	778	1,404	1,320	950
Basic earnings per share	0.09	0.16	0.15	0.11
Diluted earnings per share	0.09	0.16	0.15	0.11

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$21,161	$25,185	$25,799	$24,956
Gross profit	8,100	10,341	10,812	10,387
Net income	77	1,012	1,148	780
Basic earnings per share	0.01	0.12	0.13	0.09
Diluted earnings per share	0.01	0.11	0.13	0.09

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at the End of Period
Year ended December 31, 2011
Allowance for Doubtful Accounts	$1,592,000	$3,916,000	$3,563,000	(1)	$1,945,000

Year ended December 31, 2010
Allowance for Doubtful Accounts	$529,000	$2,050,000	$987,000	(1)	$1,592,000

Year ended December 31, 2009
Allowance for Doubtful Accounts	$362,000	$640,000	$473,000	(1)	$529,000

(1)	Uncollectible accounts written off, net of recoveries.