Form 10-Q
period 2012-03-31
MEDTOX SCIENTIFIC INC
filed 2012-04-26
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 12, 2012
Common Stock, $0.15 par value per share	8,970,130

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three
		Months Ended March 31, 2012 and 2011	3

		Consolidated Balance Sheets – March 31, 2012
		and December 31, 2011	4

		Consolidated Statements of Cash Flows – Three
		Months Ended March 31, 2012 and 2011	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	11

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	21

	Item 4:	Controls and Procedures	21

Part II	Other Information		22

	Item 1A:	Risk Factors	22

	Item 5:	Other Information	22

	Item 6:	Exhibits	23

		Signatures	24

		Exhibit Index	25

PART I                      FINANCIAL INFORMATION
Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$10,578	$9,640

Clinical & other laboratory services:
Other clinical and laboratory services	5,486	4,740
Net patient services, less provision for bad debts of $738 in 2012 and $639 in 2011	3,699	2,596
	9,185	7,336

Clinical trial services	2,374	2,536

Product sales	6,443	5,585
	28,580	25,097

COST OF REVENUES:
Cost of services	14,050	12,952
Cost of sales	2,674	2,333
	16,724	15,285

GROSS PROFIT	11,856	9,812

OPERATING EXPENSES:
Selling, general and administrative	8,807	7,985
Research and development	689	594
	9,496	8,579

INCOME FROM OPERATIONS	2,360	1,233

OTHER (EXPENSE) INCOME:
Interest expense	-	(24)
Other (expense) income	(4)	16
	(4)	(8)

INCOME BEFORE INCOME TAX EXPENSE	2,356	1,225

INCOME TAX EXPENSE	(860)	(447)

NET INCOME	$1,496	$778

BASIC EARNINGS PER COMMON SHARE	$0.17	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.17	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,875,786	8,850,228
Diluted	9,065,565	9,043,757

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,048	$5,269
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,814 in 2012 and $1,945 in 2011	18,514	16,982
Other	341	227
Total accounts receivable	18,855	17,209
Inventories	4,728	4,568
Prepaid expenses	2,065	1,704
Deferred income taxes	1,975	2,776
Total current assets	34,671	31,526
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	27,166	28,105
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	305	313
OTHER ASSETS	888	943
TOTAL ASSETS	$78,997	$76,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,477	$4,504
Accrued expenses	8,640	8,221
Total current liabilities	13,117	12,725
LONG-TERM LIABILITIES	2,047	1,885
DEFERRED INCOME TAXES, net	4,616	4,616

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,047,450
in 2012 and 9,044,525 in 2011	1,357	1,357
Additional paid-in capital	78,885	78,792
Accumulated deficit	(13,958)	(15,454)
Common stock held in trust, at cost, 512,372 shares in 2012 and 2011	(6,067)	(6,067)
Treasury stock, at cost, 103,460 shares in 2012 and 2011	(1,000)	(1,000)
Total stockholders' equity	59,217	57,628
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,997	$76,854

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,496	$778
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,544	1,496
Provision for losses on accounts receivable	821	678
Deferred and stock-based compensation	392	325
Deferred income taxes	801	417
Changes in operating assets and liabilities:
Accounts receivable	(2,467)	(1,282)
Inventories	(160)	(179)
Prepaid expenses	(361)	(116)
Other assets	13	17
Accounts payable and accrued expenses	665	(832)
Other	(6)	-
Net cash provided by operating activities	2,738	1,302

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of building, equipment and improvements	(988)	(1,127)
Net cash used in investing activities	(988)	(1,127)

CASH FLOWS PROVIDED BY(USED IN) FINANCING ACTIVITIES:
Proceeds from line of credit	-	9,090
Payments on line of credit	-	(8,130)
Purchase of common stock for incentive plan	-	(1,388)
Net proceeds from the exercise of stock options	29	-
Net cash provided by (used in) financing activities	29	(428)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	(253)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,269	1,285

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,048	$1,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$24
Income taxes	234	113

Supplemental noncash activities:
Asset additions and related obligations in payables	$252	$867

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Period Ended March 31, 2012

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

On January 1, 2012, the Company adopted new accounting guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  This guidance requires certain health care entities to change the presentation of their statement of income by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts).  Results for the three month period ended March 31, 2011 have been restated in accordance with this new guidance, which resulted in a $639,000 decrease in revenues and selling, general and administrative expenses.

Patient Service Revenue, Accounts Receivable and Allowance for Doubtful Accounts - Patient accounts receivable are reported at realizable value, net of allowance for doubtful accounts.  In evaluating the collectibility of accounts receivable, the Company analyzes its past history and identifies trends for each of its major payor sources of revenue to estimate the appropriate allowance for doubtful accounts and provision for bad debts.  Management regularly reviews data about these major payor sources of revenue in evaluating the sufficiency of the allowance for doubtful accounts.  For receivables associated with services provided to patients who have third-party coverage, the Company analyzes contractually due amounts and provides an allowance for doubtful accounts and a provision for bad debts, if necessary.   For receivables associated with self-pay patients (which includes both patients without insurance and patients with deductible and copayment balances due for which third-party coverage exists for part of the bill), the Company records a provision for bad debts in the period of service on the basis of its past experience, which indicates that many patients are unable or unwilling to pay the portion of their bill for which they are financially responsible.  The difference between the standard rates (or the discounted rates, if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for doubtful accounts.

The Company’s allowance for doubtful accounts was 42% of net patient accounts receivable at March 31, 2012, compared to 44% of net patient accounts receivable at December 31, 2011.  The Company’s writeoffs, net of recoveries were $906,000 for the three months ended March 31, 2012, compared to $305,000 for the same period of 2011.  The increase in write-offs was the result of writing off claims earlier based on historical collection experience.

The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, specific account reviews, historical collection experience, and other external factors that could affect the collectability of its receivables.  Revisions to the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within net revenues.   Accounts are written off against the allowance for doubtful accounts when they are deemed to be uncollectible.  Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

The Company recognizes net patient service revenue associated with services provided to patients who have third-party payor coverage on the basis of contractual rates for the services rendered.  For uninsured patients, the Company recognizes revenue on the basis of its standard rates for services provided (or on the basis of discounted rates, if negotiated or provided by policy).

Patient service revenue, net of contractual allowances and discounts (but before the provision for bad debts), recognized in the period from these major payor sources, is as follows:

(In thousands)	Three Months Ended
	March 31, 2012	March 31, 2011

Medicaid	$1,578	$1,009
Medicare	965	544
Blue Cross Blue Shield plans	556	585
Self-pay and other third party payors	1,338	1,097
Total net patient service revenue	$4,437	$3,235

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended
	March 31, 2012	March 31, 2011
Laboratory Services:
Revenues	$22,137	$19,512
Depreciation and amortization	1,314	1,296
Income from operations	982	102
Capital expenditures for segment assets	509	793

Product Sales:
Revenues	$6,443	$5,585
Depreciation and amortization	230	200
Income from operations	1,378	1,131
Capital expenditures for segment assets	90	334

Corporate (unallocated):
Other income (expense)	$(4)	$(8)

Company:
Revenues	$28,580	$25,097
Depreciation and amortization	1,544	1,496
Income from operations	2,360	1,233
Other income (expense)	(4)	(8)
Income before income tax expense	2,356	1,225
Capital expenditures for assets	599	1,127

(In thousands)	March 31, 2012	December 31, 2011
Assets:
Laboratory Services	$67,480	$65,739
Product Sales	9,542	8,339
Corporate (unallocated)	1,975	2,776
Company	$78,997	$76,854

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended
	March 31, 2012	March 31, 2011

POC on site testing products	$5,598	$4,859
Contract manufacturing services	641	536
Other diagnostic products	204	190
	$6,443	$5,585

3.  INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011

Raw materials	$864	$986
Work in process	605	479
Finished goods	441	389
Supplies, including off-site inventory	2,818	2,714
	$4,728	$4,568

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended
	March 31, 2012	March 31, 2011

Net income (A)	$1,496	$778
Weighted average number of basic common shares outstanding (B)	8,875,786	8,850,228
Dilutive effect of stock options and awards computed based on the treasury stock method using average market price	189,779	193,529
Weighted average number of diluted common shares outstanding (C)	9,065,565	9,043,757
Basic earnings per common share (A/B)	$0.17	$0.09
Diluted earnings per common share (A/C)	$0.17	$0.09

5.  INCOME TAXES

At December 31, 2011, the Company had federal net operating loss carryforwards (NOLs) of approximately $1.1 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2029 through 2030 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  Section 382 of the Internal Revenue Code restricts the annual utilization of certain NOLs incurred prior to a change in ownership.  However, such limitation is not expected to impair the realization of these NOLs.  In the future, subsequent revisions to the estimated net realizable value of these deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash payments would remain unaffected until the benefit of the NOLs is completely utilized or expires unused.  The Company anticipates fully utilizing its NOLs and expects an increase in income tax payments in 2012.

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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management.  Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, capital structure, pricing, income tax payments and usage of NOLs, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, controlling costs, and pursuing synergistic acquisitions, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding our reliance on expected positive cash flow from operations and our Line of Credit to fund future working capital and asset purchases, the sufficiency of our capital resources to fund our planned operations through 2012, and our belief that future profitable operations, as well as access to additional capital through debt or equity financings, will be the primary means for funding our operations for the long term, and (vi) statements of assumptions underlying other statements and statements about our business.

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

•	failure to maintain the security of customer-related information could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation

•	changes in FDA (Food and Drug Administration) regulations or policies (or in the interpretation of current regulations) affecting laboratory developed tests and the 510(k) clearance process

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians’ offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011

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

The NBBC is a wholly-owned limited liability company formed for the sole purpose of acquiring the facilities in St. Paul, Minnesota, where our Laboratory Services administrative offices and laboratory operations are located.

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Drugs-of-Abuse Business

In the first quarter of 2012, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year period, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

We have also continued the expansion of our prescription management business.  We offer a comprehensive testing program serving this market under the name ToxAssure®.

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

In evaluating our financial performance, our management has primarily focused on the following objectives: revenue growth, maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first two of these objectives are discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the first quarter of 2012, we made positive strides on all three fronts.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

	Three Months Ended		Quarter-over-Quarter
(In thousands, except percentages)	March 31, 2012	March 31, 2011	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of-abuse testing services	$ 10,578	$ 9,640	$ 938	10%
Clinical & other laboratory services	9,185	7,336	1,849	25%
Clinical trial services	2,374	2,536	(162)	(6)%

Product Sales	6,443	5,585	858	15%

	$ 28,580	$ 25,097	$ 3,483	14%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.  Revenues for the three months ended March 31, 2011 reflect the adjustment of $639,000 for the adoption of new accounting guidance for patient service bad debt.  See Note 1 of Notes to Consolidated Financial Statements (unaudited).

Our revenues from drugs-of-abuse testing increased 10% to $10.6 million in the first quarter of 2012 due to strong revenue growth from new clients of 14%, partially offset by a 4% decline in revenues from existing clients.  Revenues from our existing client base continue to be negatively impacted by economic conditions.  While economic conditions may continue to have a negative impact on laboratory drugs-of-abuse testing volumes from our existing client base, we have demonstrated a consistent ability to add new business year over year.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 25% to $9.2 million in the first quarter of 2012 due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives, including testing for prescription management.

Revenues in clinical trial services decreased 6% to $2.4 million in the first quarter of 2012 compared to a very strong first quarter of 2011.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.  Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-V, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup on-site test kits and other ancillary products for the detection of abused substances, increased 15% to $5.6 million in the first quarter of 2012.  The increase was due to an increase in revenues in the workplace drugs-of-abuse and government markets with our newly introduced EZ-SCREEN® cup device and increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader.    Overall, pricing for our POCT devices was slightly higher than the prior year period.

Sales of contract manufacturing services increased 20% to $0.6 million in the first quarter of 2012.  We have been phasing out of this business.  However, our one remaining customer was unable to convert to internal manufacturing at December 31, 2011 and purchased $0.6 million of product in the first quarter of 2012 to have inventory while they convert internally.  The equipment related to this product line has now been sold and shipped to the customer and we have finally exited this business in April 2012.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
	March 31, 2012	% of Revenues	March 31, 2011	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 14,050	63.5%*	$ 12,952	66.4%*	$ 1,098	9%

Cost of Sales	2,674	41.5%**	2,333	41.8%**	341	15%

	$ 16,724	58.5%	$ 15,285	60.9%	$ 1,439	9%

*      Cost of services as a percentage of Laboratory Services revenues
**    Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin increased to 41.5% of revenues in the first quarter of 2012, compared to 39.1% of revenues for the same period in 2011.

Laboratory Services gross margin was 36.5% in the first quarter of 2012, up from 33.6% in the first quarter of 2011.  The increase in gross margin was due to a change in test mix and an increase in volume.   Gross margin from Product Sales increased to 58.5% in the first quarter of 2012, up slightly from 58.2% in the same period of 2011.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
	March 31, 2012	% of Revenues	March 31, 2011	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 8,807	30.8%	$ 7,985	31.8%	$ 822	10%

Research and development	689	2.4%	594	2.4%	95	16%

	$ 9,496	33.2%	$ 8,579	34.2%	$ 917	11%

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $8.8 million, or 30.8% of revenues in the first quarter of 2012, compared to $8.0 million, or 31.8% of revenues in the first quarter of 2011.  The increase was primarily due to increased sales and marketing expenses and increased incentive-based compensation.  SG&A expenses for the three months ended March 31, 2011 reflect the adjustment of $639,000 for the adoption of new accounting guidance for patient service bad debt.  See Note 1 of Notes to Consolidated Financial Statements (unaudited).

Research and Development Expenses.  Research and development expenses increased 16% to $689,000 in the first quarter of 2012 and were held constant at 2.4% of revenues.  The increase was  due to increased spending for on-going projects in both our Product Sales and Laboratory Services segments.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from our revolving credit facility.  Cash and cash equivalents at March 31, 2012 were $7.0 million, compared to $5.3 million at December 31, 2011.

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2012 compared to $1.3 million for the same period of 2011.  The increase in the first quarter of 2012 was attributable to an increase in net earnings, excluding non-cash charges such as depreciation and amortization, deferred compensation, deferred income taxes and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $1.0 million for the three months ended March 31, 2012 compared to $1.1 million for the same period of 2011.  In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

We anticipate fully utilizing our net operating loss carryforwards and expect an increase in income tax payments in 2012.

Net cash provided by financing activities was $29,000 for the three months ended March 31, 2012 compared to net cash used in financing activities of $428,000 in the prior year period.  In the first three months of 2011, we repurchased 88,975 shares of our common stock in the open market for $1.4 million which were placed in trust to fund our Long-Term Incentive Plan.  In the first three months of 2011, we also received net proceeds from our line of credit of $1.0 million.

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

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at March 31, 2012.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At March 31, 2012, we had total borrowing capacity of $12.0 million on our Line of Credit.  We did not have an outstanding balance on our Line of Credit at March 31, 2012.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended March 31, 2012.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4:  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

PART II       OTHER INFORMATION

ITEM 1A:     RISK FACTORS.  There have been no material changes to our risk factors during the quarter ended March 31, 2012.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 5:	OTHER INFORMATION.

Executive Salaries for 2012

On February 13, 2012, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved 2012 base salaries for the executive officers, effective April 1, 2012, as set forth below:

Executive Officer	Title	Salary
Richard J. Braun	President and Chief Executive Officer	$390,000
Kevin J. Wiersma	Vice President, Chief Administrative Officer, and Chief Financial Officer of MEDTOX Scientific, Inc. and Chief Operating Officer – Forensic Laboratory Operations	$235,800
James A. Schoonover	Vice President, Sales and Marketing and Chief Marketing Officer	$235,800
B. Mitchell Owens	Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	$235,800
Susan E. Puskas	Vice President, Quality Assurance, Regulatory Affairs, and Chief Operating Officer – Clinical Laboratory Operations	$235,800

Target Financial Objectives for Fiscal Year 2012 under the Annual Incentive Plan and Long Term Incentive Plan

On February 13, 2012, the Committee approved weighted target financial objectives for the Company’s 2012 Annual Incentive Plan and Long-Term Incentive Plan (LTIP). Awards will be based on the target payouts set forth below, which are expressed as a percentage of base salary. Specific payments to individuals could exceed the following targets if the Company achieves more than 100% of its target financial objectives, but in no event will the Annual Incentive Payment or LTIP individually exceed two times base salary.

Title	Target Payout %
President and Chief Executive Officer	100%

Vice President, Chief Administrative Officer, and Chief Financial Officer of MEDTOX Scientific, Inc. and Chief Operating Officer – Forensic Laboratory Operations	75%

Vice President, Sales and Marketing and Chief Marketing Officer	75%

Vice President and Chief Operating Officer of MEDTOX Diagnostics, Inc.	75%

Vice President, Quality Assurance, Regulatory Affairs, and Chief Operating Officer – Clinical Laboratory Operations	75%

Employees must be employed by the Company as of December 31, 2012, and at the time of the awards in order to participate in the Plans, and awards may be adjusted on a pro rata basis to the extent any employee is employed for only a portion of the year 2012. The Chief Executive Officer will recommend individual awards for all participating employees (except for the Chief Executive Officer) for approval by the Committee based on an assessment of each individual’s performance. The Committee may approve or disapprove any recommended awards in whole or in part in its sole discretion. The Committee shall determine the award for the Chief Executive Officer based on an assessment of his performance for 2012.

ITEM 6:	EXHIBITS. See Exhibit Index on page following signature page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	April 26, 2012
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	April 26, 2012
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	April 26, 2012
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2012

Exhibit
Number                   Description

10.1	Executive Salaries for 2012.**

10.2	Target Financial Objectives for Fiscal Year 2012 under the Annual Incentive Plan and Long Term Incentive Plan.**

10.3	Employment Agreement, dated January 1, 2007, between the Registrant and Richard J. Braun (inadvertently not filed previously).**

31.1	Certification

31.2	Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

** Denotes a management contract or compensatory plan or arrangement