Form 10-Q
period 2012-06-30
MEDTOX SCIENTIFIC INC
filed 2012-07-26
CIK 739944

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 12, 2012
Common Stock, $0.15 par value per share	9,020,530

MEDTOX SCIENTIFIC, INC.

INDEX

			Page
Part I	Financial Information:

	Item 1:	Financial Statements (Unaudited)

		Consolidated Statements of Income – Three and Six
		Months Ended June 30, 2012 and 2011	3

		Consolidated Balance Sheets – June 30, 2012
		and December 31, 2011	4

		Consolidated Statements of Cash Flows – Six Months
		Ended June 30, 2012 and 2011	5

		Notes to Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	13

	Item 3:	Quantitative and Qualitative Disclosures
		About Market Risk	24

	Item 4:	Controls and Procedures	24

Part II	Other Information		25

	Item 1:	Legal Proceedings	25

	Item 1A:	Risk Factors	26

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6:	Exhibits	27

		Signatures	28

		Exhibit Index	29

PART I                FINANCIAL INFORMATION
Item 1:                 FINANCIAL STATEMENTS (UNAUDITED)
MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES:
Laboratory services:
Drugs-of-abuse testing services	$ 11,709	$ 10,806	$ 22,287	$ 20,446

Clinical & other laboratory services:
Other clinical and laboratory services	5,848	5,292	11,334	10,032
Net patient services, less provision for bad debts of $869 and $1,607 for the three and six months ended June 30, 2012, respectively, and $990 and $1,629 for the three and six months ended June 30, 2011, respectively	3,736	2,851	7,435	5,447
	9,584	8,143	18,769	15,479

Clinical trial services	2,148	2,323	4,522	4,859

Product sales	6,536	5,659	12,979	11,244
	29,977	26,931	58,557	52,028

COST OF REVENUES:
Cost of services	14,843	13,623	28,893	26,575
Cost of sales	2,503	2,222	5,177	4,555
	17,346	15,845	34,070	31,130

GROSS PROFIT	12,631	11,086	24,487	20,898

OPERATING EXPENSES:
Selling, general and administrative	9,993	8,291	18,800	16,276
Research and development	755	622	1,444	1,216
	10,748	8,913	20,244	17,492

INCOME FROM OPERATIONS	1,883	2,173	4,243	3,406

OTHER INCOME (EXPENSE):
Interest expense	-	(18)	-	(42)
Other income	70	57	66	73
	70	39	66	31

INCOME BEFORE INCOME TAX EXPENSE	1,953	2,212	4,309	3,437

INCOME TAX EXPENSE	(713)	(808)	(1,573)	(1,255)

NET INCOME	$ 1,240	$ 1,404	$ 2,736	$ 2,182

BASIC EARNINGS PER COMMON SHARE	$ 0.14	$ 0.16	$ 0.31	$ 0.25

DILUTED EARNINGS PER COMMON SHARE	$ 0.14	$ 0.16	$ 0.30	$ 0.24

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,901,618	8,847,870	8,888,702	8,849,042
Diluted	9,126,327	9,052,714	9,099,698	9,048,185
See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,819	$5,269
Accounts receivable:
Trade, less allowance for doubtful accounts of $1,503 in 2012 and $1,945 in 2011	19,733	16,982
Other	714	227
Total accounts receivable	20,447	17,209
Inventories	4,774	4,568
Prepaid expenses	1,829	1,704
Deferred income taxes	1,311	2,776
Total current assets	35,180	31,526
BUILDING, EQUIPMENT AND IMPROVEMENTS, net	28,088	28,105
GOODWILL	15,967	15,967
OTHER INTANGIBLE ASSETS, net	275	313
OTHER ASSETS	986	943
TOTAL ASSETS	$80,496	$76,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,880	$4,504
Accrued expenses	6,897	8,221
Total current liabilities	11,777	12,725
LONG-TERM LIABILITIES	1,768	1,885
DEFERRED INCOME TAXES, net	4,616	4,616

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; authorized shares, 50,000; none issued and outstanding	-	-
Common stock, $0.15 par value; authorized shares, 28,000,000; issued shares, 9,097,850 in
2012 and 9,044,525 in 2011	1,365	1,357
Additional paid-in capital	79,541	78,792
Accumulated deficit	(12,718)	(15,454)
Common stock held in trust, at cost, 316,595 shares in 2012 and 512,372 shares in 2011	(4,841)	(6,067)
Treasury stock, at cost, 77,320 shares in 2012 and 103,460 shares in 2011	(1,012)	(1,000)
Total stockholders' equity	62,335	57,628
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,496	$76,854

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,736	$2,182
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,121	2,972
Provision for losses on accounts receivable	1,788	1,743
Loss on sale of equipment	(2)	4
Deferred and stock-based compensation	924	752
Deferred income taxes	1,465	1,169
Changes in operating assets and liabilities:
Accounts receivable	(5,026)	(2,704)
Inventories	(206)	(531)
Prepaid expenses	(125)	(16)
Other assets	(85)	(217)
Accounts payable and accrued expenses	1,630	(197)
Other	(5)	-
Net cash provided by operating activities	6,215	5,157

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of building, equipment and improvements	(3,124)	(2,575)
Net cash used in investing activities	(3,124)	(2,575)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from line of credit	-	18,757
Payments on line of credit	-	(19,585)
Purchase of common stock for incentive plans	-	(1,705)
Net proceeds from the exercise of stock options	39	21
Payment of taxes from traded shares	(1,580)	(104)
Net cash used in financing activities	(1,541)	(2,616)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,550	(34)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,269	1,285

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,819	$1,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$128	$46
Income taxes	631	227

Supplemental noncash activities:
Asset additions and related obligations in payables	$587	$1,398
Distribution of common stock from incentive plan	3,309	-
Treasury stock transferred to fund contribution of common stock for incentive plans	2,084	-

See Notes to Consolidated Financial Statements (Unaudited).

MEDTOX SCIENTIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods Ended June 30, 2012

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDTOX Scientific, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be attained for the entire year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

On January 1, 2012, the Company adopted new accounting guidance on the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain health care entities.  This guidance requires certain health care entities to change the presentation of their statement of income by reclassifying the provision for bad debts associated with certain patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts).  Results for the three and six month periods ended June 30, 2011 have been restated in accordance with this new guidance, which resulted in a $990,000 and $1,629,000 decrease in revenues and selling, general and administrative expenses, respectively.

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

The Company’s allowance for doubtful accounts was 35% of net patient accounts receivable at June 30, 2012, compared to 44% of net patient accounts receivable at December 31, 2011.  The Company’s writeoffs, net of recoveries were $1,180,000 and $2,086,000 for the three and six months ended June 30, 2012, respectively, compared to $1,085,000 and $1,390,000 for the same periods of 2011.  The increase in write-offs in the six month period ended June 30, 2012 was the result of writing off claims earlier in the first quarter of 2012 compared to the first quarter of 2011 based on historical collection experience.

The Company’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, specific account reviews, historical collection experience, and other external factors that could affect the collectability of its receivables.  Revisions to the allowance for doubtful accounts are recorded as an adjustment to bad debt expense.   Accounts are written off against the allowance for doubtful accounts when they are deemed to be uncollectible.  Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

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

Patient service revenue, net of contractual allowances and discounts (but before the provision for bad debts), recognized in the period from these major payor sources, is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Medicaid	$1,512	$1,143	$3,090	$2,152
Medicare	1,050	607	2,015	1,151
Blue Cross Blue Shield plans	666	840	1,222	1,425
Self-pay and other third party payors	1,377	1,251	2,715	2,348
Total net patient service revenue	$4,605	$3,841	$9,042	$7,076

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

In evaluating financial performance, management focuses on income from operations as a segment’s measure of profit or loss.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Laboratory Services:
Revenues	$23,441	$21,272	$45,578	$40,784
Depreciation and amortization	1,342	1,271	2,656	2,567
Income from operations	443	1,028	1,425	1,130
Capital expenditures for segment assets	2,030	1,668	2,539	2,740

Product Sales:
Revenues	$6,536	$5,659	$12,979	$11,244
Depreciation and amortization	235	205	465	405
Income from operations	1,440	1,145	2,818	2,276
Capital expenditures for segment assets	438	311	528	725

Corporate (unallocated):
Other income (expense)	$70	$39	$66	$31

Company:
Revenues	$29,977	$26,931	$58,557	$52,028
Depreciation and amortization	1,577	1,476	3,121	2,972
Income from operations	1,883	2,173	4,243	3,406
Other income (expense)	70	39	66	31
Income before income tax expense	1,953	2,212	4,309	3,437
Capital expenditures for assets	2,468	1,979	3,067	3,465

(In thousands)	June 30, 2012	December 31, 2011
Assets:
Laboratory Services	$68,312	$65,739
Product Sales	10,873	8,339
Corporate (unallocated)	1,311	2,776
Company	$80,496	$76,854

The following is a summary of revenues from external customers for each group of products and services provided within the Product Sales segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

POC on-site testing products	$6,261	$5,248	$11,859	$10,107
Contract manufacturing services	42	214	683	750
Other diagnostic products	233	197	437	387
	$6,536	$5,659	$12,979	$11,244

3.           INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011

Raw materials	$937	$986
Work in process	551	479
Finished goods	499	389
Supplies, including off-site inventory	2,787	2,714
	$4,774	$4,568

4.           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(In thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (A)	$1,240	$1,404	$2,736	$2,182
Weighted average number of basic common shares outstanding (B)	8,901,618	8,847,870	8,888,702	8,849,042
Dilutive effect of stock options computed based on the treasury stock method	224,709	204,844	210,996	199,143
Weighted average number of diluted common shares outstanding (C)	9,126,327	9,052,714	9,099,698	9,048,185
Basic earnings per common share (A/B)	$0.14	$0.16	$0.31	$0.25
Diluted earnings per common share (A/C)	$0.14	$0.16	$0.30	$0.24

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

6.      MERGER AGREEMENT

On June 3, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Laboratory Corporation of America Holdings (“Parent” or “LabCorp”) and Mercer Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  In the Merger, each outstanding share of common stock, par value $0.15 per share, of the Company, other than any dissenting shares, shares held by Parent, Merger Sub, the Company or any of their respective subsidiaries and treasury shares, will be cancelled and converted into the right to receive $27.00 in cash, without interest.

The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals.  The closing is not subject to any financing condition or a vote of Parent’s stockholders.  On July 13, 2012, the Company announced that the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the acquisition of the Company by LabCorp.  Assuming approval of the Company’s stockholders, the transaction is expected to close in the third quarter of 2012.

Under the Merger Agreement, the Company may not solicit competing proposals or, subject to exceptions that permit the Company’s Board of Directors to take actions required by their fiduciary duties, participate in any discussions or negotiations regarding alternative business combination transactions.

The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including in connection with the Company accepting an unsolicited acquisition proposal determined by the Board of Directors to be a Superior Proposal (as defined in the Merger Agreement), the Company may be required to pay to Parent a termination fee of $8.2 million.

Under certain circumstances, the Merger Agreement also provides for Parent to reimburse the Company for expenses incurred upon termination of the Merger Agreement if the Merger is not completed by December 31, 2012, in an amount not to exceed $750,000.

The Merger Agreement contains customary representations, warranties and covenants by the Company, Parent and Merger Sub, including covenants regarding operation of the business of the Company and its subsidiaries prior to the closing.

Results for the three and six month periods ended June 30, 2012 include approximately $515,000 of expenses attributable to the planned Merger.  These costs are included in selling, general and administrative on the income statement.

For further information regarding the Merger, see the Definitive Proxy Statement of the Company, as filed with the Securities and Exchange Commission on June 27, 2012, and the additional proxy soliciting materials filed by Company subsequent to June 27, 2012.

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

We are party to several legal proceedings relating to the proposed transaction with Laboratory Corporation of America Holdings (“LabCorp”), as follows:

On June 6, 2012, a putative class action lawsuit was commenced against us and our directors in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota. The lawsuit is captioned John Siciliano v. MEDTOX Scientific, Inc. et al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, carrying out an unfair process and agreeing to a transaction that was unfair to our stockholders and that the Company aided and abetted our directors’ breach of fiduciary duty. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and fees and costs, among other relief. The Company believes the lawsuit is without merit.

On June 12, 2012, a putative class action lawsuit was commenced against us, our directors, LabCorp and Merger Sub in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota. The lawsuit is captioned Carol A. Kiel v. Richard Braun et al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to a transaction that was unfair to our stockholders, that provisions of the merger agreement unlawfully preclude our directors from further soliciting potential buyers and that the Company, LabCorp and Merger Sub aided and abetted our directors’ breach of fiduciary duties. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and/or awarding rescissory damages, damages and fees and costs, among other relief. The Company believes the lawsuit is without merit.

On June 21, 2012, a putative class action lawsuit was commenced against us, our directors, LabCorp and Merger Sub in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota. The lawsuit is captioned Louis Perlman v. Medtox Scientific, Inc. et al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to a transaction that was unfair to our stockholders, that provisions of the merger agreement unlawfully preclude our directors from further soliciting potential buyers and that the Company, LabCorp and Merger Sub aided and abetted our directors’ breach of fiduciary duties. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and/or awarding rescissory damages, damages and fees and costs, among other relief. The Plaintiff was a director of the Company from July 1996 through September 1998. The Company believes the lawsuit is without merit.

On June 26, 2012, each of the plaintiffs in the foregoing actions filed a joint motion in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota to (i) consolidate the three foregoing actions and all later-filed actions filed in the same court arising out of the same facts and circumstances, (ii) appoint plaintiffs Perlman, Siciliano and Kiel as lead plaintiffs in the consolidated action and (iii) appoint plaintiffs’ counsel in the initial actions in various capacities as lead counsel, members of an executive committee and as liaison counsel in the consolidated action. The court has not yet ruled on the motion.

On July 19, 2012, counsel for the parties in the foregoing actions (the “Minnesota Litigation”) entered into a Memorandum of Understanding (“MOU”) in which they agreed on the terms of a settlement of the Minnesota Litigation, which includes supplementation of the Definitive Proxy Statement and the dismissal with prejudice of all claims against all of the defendants in the Minnesota Litigation. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement and final approval of the proposed settlement by the Ramsey County Court.  Counsel for the named plaintiffs in all of these actions have agreed to stay the actions pending consideration of final approval of the settlement in the Ramsey County Court. Assuming such approval, the named plaintiffs in all actions would dismiss their respective lawsuits with prejudice against all defendants. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Ramsey County Court will approve the settlement as stipulated by the parties. In such event, the proposed settlement as contemplated by the MOU may be terminated.

Item 2:                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results, and future plans and objectives of management.  Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions constitute forward looking statements, although not all forward looking statements contain such identifying words.  Examples of forward looking statements include, but are not limited to (i) projections of, or statements regarding, future revenues, income or loss, earnings or loss per share, capital expenditures, capital structure, pricing, income tax payments and usage of NOLs, margins and other financial items, (ii) statements regarding our plans and objectives and the impacts thereof, including planned introductions of new products and services, estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, controlling costs, and pursuing synergistic acquisitions, (iii) estimates of market sizes and market opportunities, (iv) statements regarding economic conditions, (v) statements regarding our reliance on expected positive cash flow from operations and our Line of Credit to fund future working capital and asset purchases, (vi) statements regarding the stockholder meeting, expected closing, legal proceedings, and other Merger-related matters, and (vii) statements of assumptions underlying other statements and statements about our business.

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

•	failure to maintain the security of customer-related information could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation

•	changes in FDA (Food and Drug Administration) regulations or policies (or in the interpretation of current regulations) affecting laboratory developed tests and the 510(k) clearance process

•	increased competition, including price competition

•	changes in demand for our services and products by our customers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the level of job growth and, in turn, the level of pre-employment drug screening activity

•	technological or regulatory developments, or evolving industry standards, that could affect or delay the sale of our products

•	our ability to attract and retain experienced and qualified personnel

•	risks and uncertainties with respect to our patents and proprietary rights, including:
o	other companies challenging our patents
o	patents issued to other companies that may harm our ability to do business
o	other companies designing around technologies we have developed
o	our inability to obtain appropriate licenses from third parties
o	our inability to protect our trade secrets
o	risk of infringement upon the proprietary rights of others
o	our inability to prevent others from infringing on our proprietary rights

•	our inability to control the costs in our business

•	our inability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters

•	our inability to continue to develop innovative products and services

•	our inability to provide our services in a timely manner

•	an unforeseen decrease in the acceptance of current new products and services, including in the market for clinical laboratory testing for physicians’ offices and patients

•	fluctuations in clinical trial activities

•	inaccurate information regarding market opportunities

•	failure to receive regulatory approvals and clearances

•	failure to receive stockholder approval for the Merger

•	failure to close the Merger within the expected timeframe or at all

•	failure of the Merger to achieve the anticipated strategic benefits

•	adverse reactions to the Merger by customers, suppliers, employees or strategic partners

•	other factors, including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011

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

Key Trends Influencing Our Operating Results

Our management believes that there are several notable trends that are currently influencing, and are expected in the foreseeable future to continue to influence, our operating results.  These include:

Economic Uncertainties Causing Variability in Testing Volumes in the Drugs-of-Abuse Business

In the first and second quarters of 2012, testing volume from our existing workplace drugs-of-abuse clients was lower than in the prior year periods, which we primarily attributed to lower new job creation and reduced employment levels and corresponding drops in hiring caused by economic uncertainties.  We feel economic uncertainties may continue to cause variability in our workplace drugs-of-abuse testing volume in the foreseeable future.

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

Merger Agreement with Laboratory Corporation of America Holdings

On June 3, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Laboratory Corporation of America Holdings (“Parent” or “LabCorp”) and Mercer Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”).  See Note 6 of Notes to Consolidated Financial Statements (unaudited).

Critical Accounting Policies

There were no significant changes to our critical accounting policies during the three and six-month periods ended June 30, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

In evaluating our financial performance, our management has primarily focused on the following objectives: revenue growth, maximizing operating income, increasing our cash flows and strengthening our balance sheet.  The first two of these objectives are discussed in this section.  The other two are addressed under “Liquidity and Capital Resources.”

To maximize our operating income, we have sought revenue growth, improved gross margin and reduced selling, general and administrative (SG&A) expense as a percentage of revenues.  As discussed below, during the second quarter of 2012 and the first six months of this year, we were able to achieve revenue growth and improved gross margin.

Revenues

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011	$ Change	% Change
Revenues:

Laboratory Services
Drugs-of abuse testing services	$ 11,709	$ 10,806	$ 903	8%	$ 22,287	$ 20,446	$ 1,841	9%
Clinical & other laboratory services	9,584	8,143	1,441	18%	18,769	15,479	3,290	21%
Clinical trial services	2,148	2,323	(175)	(8)%	4,522	4,859	(337)	(7)%

Product Sales	6,536	5,659	877	16%	12,979	11,244	1,735	15%

	$ 29,977	$ 26,931	$ 3,046	11%	$ 58,557	$ 52,028	$ 6,529	13%

Our Laboratory Services segment includes revenues from drugs-of-abuse testing services, clinical & other laboratory services and clinical trial services.  Revenues for the three and six month periods  ended June 30, 2011 reflect the adjustment of $1.0 million and $1.6 million, respectively, for the adoption of new accounting guidance for patient service bad debt.  See Note 1 of Notes to Consolidated Financial Statements (unaudited).

Our revenues from drugs-of-abuse testing increased 8% to $11.7 million and 9% to $22.3 million for the three and six month periods ended June 30, 2012, respectively.  The increase in both periods was primarily a result of an increase in new account revenues, which increased 15% and 14% for the three and six month periods ended June 30, 2012, respectively.  The increase in both periods was mitigated by a 7% and 5% decrease in revenue from our existing client base for the three and six month periods ended June 30, 2012, respectively, primarily due to continued reduced hiring levels due to economic conditions.  While economic conditions may continue to have a negative impact on laboratory drugs-of-abuse testing volumes from our existing client base, we have demonstrated a consistent ability to add new business year over year.  Pricing for our workplace drugs-of-abuse testing services tends to be fairly stable overall; however, the average price per testing specimen can vary slightly from quarter-to-quarter.  Test price can vary by client based on the percentage of samples that test positive for drugs-of-abuse and the average number of samples per shipment.

Revenues in our clinical and other laboratory services increased 18% to $9.6 million and 21% to $18.8 million for the three and six month periods ended June 30, 2012, respectively.  The improvement in both periods was due to continued strong growth generated by our expanded clinical laboratory capabilities and diversification initiatives, including testing for prescription management.

Revenues in clinical trial services decreased 8% to $2.1 million and 7% to $4.5 million for the three and six month periods ended June 30, 2012, respectively.  Revenues from clinical trial services can fluctuate from quarter-to-quarter based on the project nature, size, and the actual timing of clinical trials.

Our Product Sales segment includes revenues from point-of-collection on site testing products (POCT), contract manufacturing services and other diagnostic products.

Sales of POCT products, which consist of the PROFILE®-II, PROFILE®-II A, PROFILE-II ER®, PROFILE®-III ER, PROFILE®-III, PROFILE®-III A, PROFILE®-V, VERDICT®-II and SURE-SCREEN®, and EZ-SCREEN® Cup on-site test kits and other ancillary products for the detection of abused substances, increased 19% to $6.3 million and 17% to $11.9 million for the three and six month periods ended June 30, 2012, respectively.  The increase in both periods was due primarily to an increase in revenues in the workplace drugs-of-abuse and government markets with our newly introduced EZ-SCREEN® cup device and increased sales of Profile®-V sold into the hospital market with our MEDTOXScan® Reader.  Overall, pricing for our POCT devices was fairly stable with the prior year periods.

Sales of contract manufacturing services decreased 80% to $43,000 and 9% to $0.7 million for the three and six month periods ended June 30, 2012, respectively, as we have been phasing out of this business and completely exited this business in April 2012.

Cost of Revenues and Gross Margin

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2012	% of Revenues	June 30, 2011	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 14,843	63.3%*	$ 13,623	64.0%*	$ 1,220	9%

Cost of Sales	2,503	38.3%**	2,222	39.3%**	281	13%

	$ 17,346	57.9%	$ 15,845	58.8%	$ 1,501	10%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2012	% of Revenues	June 30, 2011	% of Revenues	$ Change	% Change
Cost of Revenues:

Cost of Services	$ 28,893	63.4%*	$ 26,575	65.2%*	$ 2,318	9%

Cost of Sales	5,177	39.9%**	4,555	40.5%**	622	14%

	$ 34,070	58.2%	$ 31,130	59.8%	$ 2,940	9%

*      Cost of services as a percentage of Laboratory Services revenues
**    Cost of sales as a percentage of Product Sales revenues

Consolidated gross margin was 42.1% and 41.8% of revenues for the three and six months ended June 30, 2012, respectively, compared to 41.2% and 40.2% of revenues for the same periods in 2011.

Laboratory Services gross margin was 36.7% and 36.6% for the three and six months ended June 30, 2012, respectively, up from 36.0% and 34.8% for the same periods of 2011.  The increase in both periods in 2012 was primarily due to a change in test mix and an increase in volume.

Gross margin from Product Sales was 61.7% and 60.1% for the three and six months ended June 30, 2012, respectively, compared to 60.7% and 59.5% for the same periods of 2011.

Operating Expenses

	Three Months Ended				Quarter-over-Quarter
(In thousands, except percentages)	June 30, 2012	% of Revenues	June 30, 2011	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 9,993	33.3%	$ 8,291	30.8%	$ 1,702	21%

Research and development	755	2.5%	622	2.2%	133	21%

	$ 10,748	35.9%	$ 8,913	33.1%	$ 1,835	21%

	Six Months Ended				Year-over-Year
(In thousands, except percentages)	June 30, 2012	% of Revenues	June 30, 2011	% of Revenues	$ Change	% Change
Operating Expenses:

Selling, general and administrative	$ 18,800	32.1%	$ 16,276	31.3%	$ 2,524	16%

Research and development	1,444	2.5%	1,216	2.3%	228	19%

	$ 20,244	34.6%	$ 17,492	33.6%	$ 2,752	16%

   Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $10.0 million, or 33.3% of revenues for the three months ended June 30, 2012, compared to $8.3 million, or 30.8% of revenues for the same period in 2011.  For the six months ended June 30, 2012, SG&A expenses increased to $18.8 million, or 32.1% of revenues, compared to $16.3 million, or 31.3% of revenues for the same period in 2011.  The increase in both periods was primarily due to increased sales and marketing expenses and increased incentive-based compensation.  SG&A expenses for the three and six month periods ended June 30, 2012 also include approximately $0.5 million of expenses attributable to the planned merger with Laboratory Corporation of America Holdings.  See Note 6 of Notes to Consolidated Financial Statements (unaudited).  SG&A expenses for the three and six month periods ended June 30, 2011 reflect the adjustment of $1.0 million and $1.6 million, respectively, for the adoption of new accounting guidance for patient service bad debt.  See Note 1 of Notes to Consolidated Financial Statements (unaudited).

Research and Development Expenses.  Research and development expenses increased 21% to $0.8 million and 19% to $1.4 million for the three and six months ended June 30, 2012, respectively.  The increase in both periods was primarily due to increased spending for on-going projects in our Product Sales segment.

Liquidity and Capital Resources

Our working capital requirements have been funded primarily by various combinations of profitable operations and cash received from our revolving credit facility.  Cash and cash equivalents at June 30, 2012 were $6.8 million, compared to $5.3 million at December 31, 2011.

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2012, compared to $5.2 million for the six months ended June 30, 2011.  The increase was attributable to an increase in net income, excluding non-cash charges such as depreciation and amortization, deferred compensation, deferred income taxes and provision for losses on accounts receivable.

Net cash used in investing activities, consisting of capital expenditures, was $3.1 million for the six months ended June 30, 2012, compared to $2.6 million for the same period of 2011.   In both periods, these expenditures included equipment purchased and costs incurred to upgrade equipment, improve efficiencies and increase service levels to our clients.

We anticipate fully utilizing our net operating loss carryforwards and expect an increase in income tax payments in 2012.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2012 compared to $2.6 million in the prior year period.  In the first six months of 2012, we paid payroll taxes of $1.6 million related to shares of our common stock surrendered by employees to satisfy payroll tax withholding requirements related to a distribution from our Long-Term Incentive Plan (LTIP).  The surrendered shares were placed in treasury.  In the first six months of 2012, 119,953 shares of treasury stock were placed into trust to fund a $2.1 million contribution of common stock for our LTIP and Supplemental Executive Retirement Plan (SERP).  In the first six months of 2011, we repurchased 108,963 shares of our common stock in the open market for a cost of $1.7 million.   The shares repurchased were placed in trust to fund our LTIP and SERP.  In the first six months of 2011, we also made net payments on our line of credit of $0.8 million.

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

We were in compliance with all of the financial covenants under the Wells Fargo Credit Agreement at June 30, 2012.

We are relying on expected positive cash flow from operations and our Line of Credit to fund our future working capital and asset purchases.  At June 30, 2012, we had total borrowing capacity of $12.0 million on our Line of Credit.  We did not have an outstanding balance on our Line of Credit at June 30, 2012.

In connection with the Merger, the Wells Fargo Credit Agreement is expected to be terminated and any outstanding borrowings thereunder to be repaid upon closing of the Merger.

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

Item 3:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the quarter ended June 30, 2012.  For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II                    OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS.

We are party to several legal proceedings relating to the proposed transaction with Laboratory Corporation of America Holdings (“LabCorp”), as follows:

On June 6, 2012, a putative class action lawsuit was commenced against us and our directors in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota. The lawsuit is captioned John Siciliano v. MEDTOX Scientific, Inc. et al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, carrying out an unfair process and agreeing to a transaction that was unfair to our stockholders and that the Company aided and abetted our directors’ breach of fiduciary duty. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and fees and costs, among other relief. The Company believes the lawsuit is without merit.

On June 12, 2012, a putative class action lawsuit was commenced against us, our directors, LabCorp and Merger Sub in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota. The lawsuit is captioned Carol A. Kiel v. Richard Braun et al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to a transaction that was unfair to our stockholders, that provisions of the merger agreement unlawfully preclude our directors from further soliciting potential buyers and that the Company, LabCorp and Merger Sub aided and abetted our directors’ breach of fiduciary duties. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and/or awarding rescissory damages, damages and fees and costs, among other relief. The Company believes the lawsuit is without merit.

On June 21, 2012, a putative class action lawsuit was commenced against us, our directors, LabCorp and Merger Sub in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota. The lawsuit is captioned Louis Perlman v. Medtox Scientific, Inc. et al. In the lawsuit, plaintiff alleges generally that our directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to a transaction that was unfair to our stockholders, that provisions of the merger agreement unlawfully preclude our directors from further soliciting potential buyers and that the Company, LabCorp and Merger Sub aided and abetted our directors’ breach of fiduciary duties. Plaintiff purports to bring the lawsuit on behalf of the public stockholders of the Company and seeks equitable relief to enjoin consummation of the merger, rescission of the merger and/or awarding rescissory damages, damages and fees and costs, among other relief. The Plaintiff was a director of the Company from July 1996 through September 1998. The Company believes the lawsuit is without merit.

On June 26, 2012, each of the plaintiffs in the foregoing actions filed a joint motion in the District Court, Second Judicial District, Ramsey County, of the State of Minnesota to (i) consolidate the three foregoing actions and all later-filed actions filed in the same court arising out of the same facts and circumstances, (ii) appoint plaintiffs Perlman, Siciliano and Kiel as lead plaintiffs in the consolidated action and (iii) appoint plaintiffs’ counsel in the initial actions in various capacities as lead counsel, members of an executive committee and as liaison counsel in the consolidated action. The court has not yet ruled on the motion.

On July 19, 2012, counsel for the parties in the foregoing actions (the “Minnesota Litigation”) entered into a Memorandum of Understanding (“MOU”) in which they agreed on the terms of a settlement of the Minnesota Litigation, which includes supplementation of the Definitive Proxy Statement and the dismissal with prejudice of all claims against all of the defendants in the Minnesota Litigation. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement and final approval of the proposed settlement by the Ramsey County Court.  Counsel for the named plaintiffs in all of these actions have agreed to stay the actions pending consideration of final approval of the settlement in the Ramsey County Court. Assuming such approval, the named plaintiffs in all actions would dismiss their respective lawsuits with prejudice against all defendants. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Ramsey County Court will approve the settlement as stipulated by the parties. In such event, the proposed settlement as contemplated by the MOU may be terminated.

ITEM 1A                      RISK FACTORS.  Other than as provided below, there have been no material changes to our risk factors during the three and six months ended June 30, 2012.  For additional information refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

There are risks and uncertainties associated with our proposed merger with Laboratory Corporation of America Holdings and Mercer Acquisition Corp.

On June 3, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Laboratory Corporation of America Holdings (“Parent” or “LabCorp”) and Mercer Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

There are a number of risks and uncertainties relating to the Merger.  For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee of $8.2 million. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may decrease to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•
customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	93,813	$16.86	-	-
May 1 - 31	-	-	-	-
June 1 - 30	-	-	-	-
Total	93,813	$16.86	-	-

(a)  Represents the shares of the Company’s common stock surrendered by employees to satisfy payroll tax withholding requirements related to a distribution from our Long-Term Incentive Plan.

ITEM 6                      EXHIBITS.  See Exhibit Index on page following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDTOX SCIENTIFIC, INC.

Signature	Title	Date
/s/ Richard J. Braun	President, Chief Executive Officer, and	July 26, 2012
Richard J. Braun	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kevin J. Wiersma	Vice President and Chief Financial Officer	July 26, 2012
Kevin J. Wiersma	(Principal Financial Officer)

/s/ Angela M. Lacis	Corporate Controller	July 26, 2012
Angela M. Lacis	(Principal Accounting Officer)

EXHIBIT INDEX
MEDTOX SCIENTIFIC, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2012

Exhibit
Number                   Description

2.1
Agreement and Plan of Merger, dated as of June 3, 2012, by and among Laboratory Corporation of America Holdings, Mercer Acquisition Corp. and MEDTOX Scientific, Inc. (Incorporated by reference to exhibit 2.1 filed with the Registrant’s Report on Form 8-K dated June 4, 2012).

10.1	280G Waiver Agreement of Susan E. Puskas (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Report on Form 8-K dated June 4, 2012).

10.2	280G Waiver Agreement of Bud M. Owens (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Report on Form 8-K dated June 4, 2012).

31.1	Certification

31.2	Certification

32.1	Section 906 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.